Form 10QSB
period 2004-06-30
SAND HILL IT SECURITY ACQUISITION CORP
filed 2004-09-08
CIK 1288496

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                  FORM 10-QSB
                               ------------------

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________.

Commission File Number 000-________

                     Sand Hill IT Security Acquisition Corp.
                        --------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)



        Delaware                                                20-0996152
(State or other Jurisdiction                                 (I.R.S. Employer
     of incorporation)                                      Identification No.)

    3000 Sand Hill Road, Building 1, Suite 240, Menlo Park, California 94025
                     (Address of Principal Executive Office)

                                 (650) 926-7022
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of August 25, 2004, 4,110,000 shares of common stock, par value $.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes [  ] No [X]


                                 Index

                                                                            Page No.

Part I:  Financial Information

         Item 1 -Financial Statements                                            3

         Condensed Balance Sheets                                                3
         Condensed Statements of Operations                                      4
         Condensed Statements of Cash Flows                                      5
         Notes to Condensed Financial Statements                                 6

         Item 2 - Management's Discussion and Analysis or Plan of Operation     10

         Item 3 - Controls and Procedures                                       11

Part II.  Other Information

         Item 2 - Changes in Securities and Small Business Issuer
          Purchases of Equity Securities                                        11

         Item 5 - Other Information                                             12

         Item 6 - Exhibits and Reports on Form 8-K                              12

Signatures                                                                      14
Exhibit Index                                                                   15


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     SAND HILL IT SECURITY ACQUISITION CORP.
                    (A Corporation in the Development Stage)

                            CONDENSED BALANCE SHEETS

ASSETS                                                           June 30, 2004
                                                                   (Unaudited)           April 20, 2004
                                                                 --------------          --------------
Current assets:
Cash..........................................................   $     18,385            $     25,000
     Total current assets.....................................         18,385                  25,000
                                                                       ------                  ------
Deferred offering costs.......................................        124,519                   9,203
                                                                      -------                   -----
Total Assets..................................................   $    142,904            $     34,203
                                                                      =======                  ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts payable and accrued expenses....................   $     90,597            $     13,953
     Note payable, stockholder................................         40,000                      --
                                                                       ------                      --
Total Liabilities.............................................   $    130,597            $     13,953
                                                                      -------                  ------

Stockholders' Equity:

Preferred stock, $0.01 par value
     Authorized 5,000,000 shares; none issued.................   $         --            $         --

Common stock, $0.01 par value
     Authorized 50,000,000 shares
     Issued and outstanding, 1,000,000 shares.................         10,000                  10,000

Additional paid-in capital....................................         15,000                  15,000

Deficit accumulated during the development stage..............        (12,693)                 (4,750)
                                                                       ------                   -----

Total Stockholders' Equity....................................         12,307                  20,250
                                                                       ------                  ------
Total Liabilities and Stockholders' Equity....................   $    142,904            $     34,203
                                                                      =======                  ======

           See accompanying notes to condensed financial statements.

                     SAND HILL IT SECURITY ACQUISITION CORP.
                    (A Corporation in the Development Stage)

                       CONDENSED STATEMENTS OF OPERATIONS

                                              Period from
                                             April 15, 2004        Period from
                                             (inception) to      April 15, 2004
                                             June 30, 2004       (inception) to
                                              (Unaudited)        April 20, 2004
                                            --------------       --------------

Formation and operating costs............       $12,693               $4,750
                                                -------               ------

Net Loss.................................        $12,693               $4,750
                                                 =======               ======

Weighted Average Shares Outstanding......      1,000,000            1,000,000
                                               =========            =========

Net Loss Per Share (Basic and Diluted)...         $0.01                $0.00
                                                  =====                =====




           See accompanying notes to condensed financial statements.

                     SAND HILL IT SECURITY ACQUISITION CORP.
                    (A Corporation in the Development Stage)

                       CONDENSED STATEMENTS OF CASH FLOWS


                                              Period from
                                             April 15, 2004        Period from
                                             (inception) to      April 15, 2004
                                             June 30, 2004       (inception) to
                                              (Unaudited)        April 20, 2004
                                            --------------       --------------

CASH FLOW FROM OPERATING ACTIVITIES
  Net loss..........................            $(12,693)            $(4,750)
  Increase in accounts payable and
  accrued expenses..................              90,597              13,953
                                                  ------              ------
Net cash provided by operating
  activities.......................               77,904               9,203
                                                  ------               -----

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock
    to initial stockholders........               25,000              25,000
  Proceeds from note payable, stockholder         40,000
  Deferred costs of the proposed public
    offering.......................             (124,519)             (9,203)
                                                ---------             -------
Net cash used in financing activities            (59,519)             15,797
                                                 --------             ------

NET INCREASE IN CASH...............               18,385              25,000
CASH AT BEGINNING OF PERIOD........                  ---                 ---
                                                  ------              ------

CASH AT END OF PERIOD..............              $18,385             $25,000
                                                 =======             =======



           See accompanying notes to condensed financial statements.

                     SAND HILL IT SECURITY ACQUISITION CORP.
                    (A Corporation in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
            As of and for the Periods From Inception (April 15, 2004)
                        Ended June 30 and April 20, 2004

1.   ORGANIZATION, BUSINESS OPERATIONS

     Sand Hill IT Security Acquisition Corp. (the "Company") was incorporated in Delaware on April 15, 2004 as a blank check company whose objective is to merge or acquire an operating business in the IT security industry. The Company's initial stockholders' purchased 1,000,000 shares of common stock, $0.01 par value, for $25,000 on April 20, 2004.

     The registration statement for the Company's initial public offering ("Offering") was effective July 26, 2004. The Company consummated the Offering on July 30, 2004 and received proceeds, net of the underwriters' discount of $20,196,000. The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a merger with or acquisition of an operating business in the IT security industry ("Business Combination"). There is no assurance that the Company will be able to successfully effect a Business Combination. An amount equal to $18,360,000 is being held in an interest bearing trust account ("Trust Fund") until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds may only be invested in United States government securities with a maturity of 180 days or less. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective mergers or acquisitions and continuing general and administrative expenses.

     The Company, after signing a definitive agreement for the merger with or acquisition of a target business, will submit such transaction for shareholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders immediately prior to the Offering, vote against the Business Combination, the Business Combination will not be consummated. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to a Business Combination. After consummation of the Company's first Business Combination, these voting safeguards no longer apply.

     With respect to the first Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company redeem his or her shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders.

     The Company's Certificate of Incorporation provides for the mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Proposed Offering, or 24 months from the consummation of the Proposed Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Proposed Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Proposed Offering as described in Notes 3 and 7).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
     The financial statements include the accounts of the Company. The Company has not commenced operations effective June 30, 2004. All activity through June 30, 2004, is related to the Company's formation and preparation of the Offering. The Company has selected December 31 as its fiscal year end.

     The accompanying unaudited condensed financial statements of the Company have been prepared by management in accordance with accepted accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     The results of operations for the period ended June 30, 2004 are not necessarily indicative of the results to be expected for other quarters of 2004 or for the period ended December 31, 2004. The accompanying unaudited condensed financial statements should be read in conjunction with financial statements and notes contained in the Company's registration statement on Form S-1.

Use of Estimates
     The preparation of financial statements in conformity with accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual amounts could differ from those estimates.

Cash Equivalents
     The  Company   considers  all  highly  liquid   investments  with  original
maturities of three months or less to be cash equivalents.

Concentration of Credit Risk
     Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents. The Company's policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy, or in short-term money market funds which are exposed to minimal interest rate and credit risk.

Income Taxes
     The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. At June 30, 2004 and April 20, 2004, a deferred income tax asset relating to the Company's net operating loss is offset by a full valuation allowance based upon a lack of earnings history for the Company.

Earnings per Common Share
     Basic earnings per share ("EPS") is computed by dividing net income applicable to common stock by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock warrants.

3.   PUBLIC OFFERING

     On July 30, 2004, the Company sold 3,600,000 units ("Units") in a public offering, which included granting the underwriters' an overallotment option to purchase up to an additional 540,000 units. Each Unit consists of one share of the Company's common stock, $0.01 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring five years from the date of the prospectus. The Warrants will be redeemable by the Company at a price of $0.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of the redemption is given. In connection with the Offering, the Company issued an option for $100 to the underwriters' to purchase 270,000 Units at an exercise price of $7.50 per Unit. The Units issuable upon exercise of this option are identical to those included in the Offering except that exercise price of the Warrants included in the units will be $6.65 per share.

4.   COMMITMENT

     The Company presently occupies office space provided by an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering.

5.   NOTE PAYABLE

     Sand Hill Security, LLC, an Initial Stockholder and affiliate of the officers and directors of the Company, has entered into a revolving credit agreement with the Company in the amount of $60,000. Advances under the credit facility amounted to $40,000 as of June 30, 2004. The loan was repaid out of the net proceeds of the Offering.

6.   PREFERRED STOCK

     The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Director.

7.   SUBSEQUENT EVENTS

     On July 30, 2004, The Company completed its initial public offering of 3,600,000 Units, with each Unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The Units were sold at an offering price of $6.00 per Unit, generating gross proceeds of $21,600,000. Additionally, the underwriters' purchased 510,000 units, pursuant to the exercise of the over-allotment option granted in connection with the Offering, generating gross proceeds of $3,060,000. The securities sold in the offering were registered under the Securities Act of 1933. The Securities and Exchange Commission declared the registration statement effective on July 26, 2004.

     The Company paid a total of $2,250,900 in underwriting discounts and commissions, including $648,000 for the underwriters' non-accountable expense allowance of 3% of the gross proceeds from the shares sold in the initial public offering, and approximately $368,000 has been paid or accrued for other costs and expenses related to the offering.

     After deducting the underwriting discounts and commissions and payment of all of the offering expenses referred to above, the total net proceeds to the Company from the Offering will be approximately $22,041,100, of which $20,961,000 has been deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

Item 2.  Management's Discussion and Analysis or Plan of Operation

     The following discussion should be read in conjunction with the financial statements and footnotes thereto incorporated by reference in this report.

Forward Looking Statements

     The statements discussed in this report include forward looking statements that involve risks and uncertainties detailed from time to time in our reports filed with the Securities and Exchange Commission.

Plan of Operation

     We were formed on April 15, 2004, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the IT security industry. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

     On July 30, 2004, we completed our initial public offering of 3,600,000 Units, with each Unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The Units were sold at an offering price of $6.00 per Unit, generating gross proceeds of $21,600,000. Additionally, the underwriters' purchased 510,000 units, pursuant to the exercise of the over-allotment option granted in connection with the initial public offering, generating gross proceeds of $3,060,000. The representatives of the underwriters in the offering were I-Bankers Securities Incorporated and Newbridge Securities Corporation. The Securities and Exchange Commission declared the registration statement effective on July 26, 2004.

     We paid a total of $2,250,900 in underwriting discounts and commissions, including $648,000 for the underwriters' non-accountable expense allowance of 3% of the gross proceeds from the shares sold in the initial public offering, and approximately $368,000 has been paid or accrued for other costs and expenses related to the offering.

     After deducting the underwriting discounts and commissions and payment of all of the offering expenses referred to above, the total net proceeds to us from the offering will be approximately $22,041,100, of which $20,961,000 has been deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net loss of $12,693 reported for the period from inception through June 30, 2004 consists solely of costs associated with our formation.

     We will use substantially all of the net proceeds of our offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that we have sufficient available funds outside of the trust fund to operate through July 30, 2006, assuming that a business combination is not consummated during that time.

     Over this time period, we anticipate approximately $250,000 of expenses for legal, accounting and other expenses related to the due diligence investigations, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to Sand Hill Security, LLC ($7,500 per month for two years), $100,000 of expenses for the due diligence and investigation of a target business, $75,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $220,200 for general working capital that will be used for miscellaneous expenses and reserves, including approximately
$180,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

     We are obligated, commencing July 26, 2004, to pay to Sand Hill Security, LLC, an affiliate of our directors and executive officers, a monthly fee of $7,500 for general and administrative services. In addition, in April 2004, Sand Hill Security, LLC advanced an aggregate of $40,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. This amount was repaid in August 2004 out of the proceeds of our initial public offering.

Item 3.  Controls and Procedures

     An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2004 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

     On July 30, 2004, we closed our initial public offering of 3,600,000 Units, with each Unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The Units were sold at an offering price of $6.00 per Unit, generating gross proceeds of $21,600,000. Additionally, the underwriters' purchased 510,000 units, pursuant to the exercise of the over-allotment option granted in connection with the initial public offering, generating gross proceeds of $3,060,000. The representatives of the underwriters in the offering were I-Bankers Securities Incorporated and Newbridge Securities Corporation. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-114861). The Securities and Exchange Commission declared the registration statement effective on July 26, 2004.

     We paid a total of $2,250,900 in underwriting discounts and commissions, including $648,000 for the underwriters' non-accountable expense allowance of 3% of the gross proceeds from the shares sold in the initial public offering, and approximately $368,000 has been paid or accrued for other costs and expenses related to the offering.

     After deducting the underwriting discounts and commissions and payment of all of the offering expenses referred to above, the total net proceeds to us from the offering will be approximately $22,041,100, of which $20,961,000 has been deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

Item 5:  Other Information

         In August 2004, our board of directors adopted a code of business conduct and ethics that applies to our directors, officers and employees as well as those of our subsidiaries. A copy of our code of ethics has been filed as an exhibit to this Quarterly Report on Form 10-QSB.

Item 6:  Exhibits and Reports on Form 8-K

         (a)    Exhibits:

                14       Code of Business Conduct and Ethics

                31.1     Section 302 Certification by CEO

                31.2     Section 302 Certification by CFO

                32.1     Section 906 Certification by CEO

                32.2     Section 906 Certification by CFO

         (b)    Reports on Form 8-K:

                Date              Items       Financial Statements

                August 3, 2004    5, 7        Audited Financial Statements for
                                              the periods from April 15, 2004
                                              (inception) to June 30, 2004 and
                                              April 15, 2004 (Inception) to
                                              April 20, 2004

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Dated:  September 7, 2004

                                      SAND HILL IT SECURITY ACQUISITION CORP.

                                      /s/ Humphrey P. Polanen
                                      Humphrey P. Polanen
                                      Chief Executive Officer

                                      /s/ Cary M. Grossman
                                      Cary M. Grossman
                                      Chief Financial Office and Secretary

                                  EXHIBIT INDEX

         Number            Description

         14                Code of Business Conduct and Ethics

         31.1              Section 302 Certification by CEO

         31.2              Section 302 Certification by CFO

         32.1              Section 906 Certification by CEO

         32.2              Section 906 Certification by CFO