Form 10QSB/A
period 2004-06-30
SAND HILL IT SECURITY ACQUISITION CORP
filed 2004-10-12
CIK 1288496

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                  FORM 10-QSB/A

                                 Amendment No. 1
                               ------------------

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________.

                        Commission File Number 000-50813

                     Sand Hill IT Security Acquisition Corp.
                        --------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)



     Delaware 20-0996152                               20-0096152
 (State or other Jurisdiction              (I.R.S. Employer Identification No.)
     of incorporation)

    3000 Sand Hill Road, Building 1, Suite 240, Menlo Park, California 94025
                     (Address of Principal Executive Office)

                                 (650) 926-7022
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of August 25, 2004, 5,110,000 shares of common stock, par value $.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                Explanatory Note

On September 8, 2004, Sand Hill IT Security Acquisition Corp. (the "Company") filed a Quarterly Report on Form 10-Q for the fiscal period ending June 30, 2004 which incorrectly stated on the cover page that as of August 25, 2004 the Company had 4,110,000 shares of Common Stock outstanding. The Company is filing this amendment on Form 10-Q/A solely to amend the cover page to correctly reflect that as of August 25, 2004 the Company had 5,110,000 shares of Common Stock outstanding.

This Form 10-Q/A only reflects the correction referenced above and does not otherwise reflect events occurring after the filing of the original Quarterly Report on Form 10-Q or otherwise modify or update those disclosures.

Part II.  OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             31.1   Section 302 Certification by CEO

             31.2   Section 302 Certification by CFO

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

                                    Dated:  October 8, 2004

                                    SAND HILL IT SECURITY ACQUISITION CORP.


                                       /s/ Humphrey P. Polanen
                                       ---------------------------------------
                                       Humphrey P. Polanen
                                       Chief Executive Officer


                                       /s/ Cary M. Grossman
                                       ---------------------------------------
                                       Cary M. Grossman
                                       Chief Financial Office and Secretary

                                  EXHIBIT INDEX


         Number                     Description
         ---------------------------------------------------
         31.1              Section 302 Certification by CEO

         31.2              Section 302 Certification by CFO