Form 10QSB
period 2004-09-30
SAND HILL IT SECURITY ACQUISITION CORP
filed 2004-11-15
CIK 1288496

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB
                               ------------------

(MarkOne)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2004, 5,110,000 shares of common stock, par value $.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                 Index Page No.

                                                                      Page No.

Part I:  Financial Information

         Item 1 -Financial Statements                                         3
         Condensed Balance Sheets                                             3
         Condensed Statements of Operations                                   4
         Condensed Statements of Cash Flows                                   5
         Notes to Condensed Financial Statements                              6

         Item 2 - Management's Discussion and Analysis or Plan
                  of Operation                                                9

         Item 3 - Controls and Procedures                                    10

Part II: Other Information

         Item 2 - Changes in Securiteis and Small Business Issuer
                  Purchases of Equity Securiteis                             11

         Item 5 - Other Information                                          11

         Item 6 - Exhibits and Reports on Form 8-K                           12

Signatures                                                                   13
Exhibit Index                                                                14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              SAND HILL IT SECURITY ACQUISITION CORP.
                             (A Corporation in the Development Stage)
                                     CONDENSED BALANCE SHEETS

                                                               September 30, 2004
                                                                  (Unaudited)           April 20, 2004
                                                               ------------------      ----------------
ASSETS
Current assets:
Cash........................................................   $      867,686          $       25,000
Treasury bill held in trust.................................       21,007,464                      --
Prepaid expenses............................................          170,476                      --
                                                                   ----------                  ------
     Total current assets...................................       22,045,626                  25,000
                                                                   ----------                  ------
Deferred offering costs.....................................               --                   9,203
                                                                   ----------                  ------
Total Assets................................................   $   22,045,626          $       34,203
                                                                   ==========                  ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued expenses.... .............   $       13,772          $       13,953
                                                                   ----------                  ------
Total Liabilities...........................................           13,772                  13,953
                                                                   ----------                  ------

Stockholders' Equity:
Preferred stock, $0.01 par value
     Authorized 5,000,000 shares; none issued...............               --                      --
Common stock, $0.01 par value
     Authorized 50,000,000 shares
     Issued and outstanding, 5,110,000 and 1,000,000 shares,
       respectively.........................................           51,110                  10,000
Additional paid-in capital..................................       21,997,127                  15,000
Deficit accumulated during the development stage............          (16,373)                 (4,750)
                                                                   ----------                  ------
Total Stockholders' Equity..................................       22,031,854                  20,250
                                                                   ----------                  ------
Total Liabilities and Stockholders' Equity..................   $   22,045,626          $       34,203
                                                                   ==========                  ======

                    See accompanying notes to condensed financial statements.


                                 SAND HILL IT SECURITY ACQUISITION CORP.
                                 (A Corporation in the Development Stage)
                                    CONDENSED STATEMENTS OF OPERATIONS


                                                          Period from
                                                         April 15, 2004     Three Months
                                                         (inception) to        Ended            Period from
                                                         September 30,      September 30,     April 15, 2004
                                                              2004              2004          (inception) to
                                                           (Unaudited)       (Unaudited)      April 20, 2004
                                                         --------------     ------------      --------------


Formation and operating costs........................     $ 63,125            $50,432             $4,750
                                                          --------            -------             ------

Operating loss.......................................      (63,125)           (50,432)            (4,750)
                                                          --------            --------            -------

Interest income......................................       46,752             46,752                 --
                                                          --------            --------            -------

Net loss.............................................     $(16,373)           $(3,680)            $(4,750)
                                                          ========            ========            ========

Weighted Average Shares Outstanding..................     2,542,454           3,762,857           1,000,000
                                                          =========           =========           =========

Net Loss Per Share (Basic and Diluted)...............     $(0.01)             $(0.00)              $(0.00)
                                                          =======             =======             =======



                       See accompanying notes to condensed financial statements.


                                 SAND HILL IT SECURITY ACQUISITION CORP.
                                (A Corporation in the Development Stage)
                                   CONDENSED STATEMENTS OF CASH FLOWS


                                                                                  Period from
                                                                                  April 15, 2004           Period from
                                                                                  (inception) to           April 15, 2004
                                                                                  September 30, 2004       (inception) to
                                                                                  (Unaudited)              April 20, 2004
                                                                                  ------------------       --------------


CASH FLOW FROM OPERATING ACTIVITIES
  Net loss................................................................        $     (16,373)           $    (4,750)
  Accretion of treasury bill..............................................              (46,464)
  Increase in prepaid expenses............................................             (170,476)                    --
  Increase in accounts payable and accrued expenses.......................               13,772                 13,953
                                                                                    ------------                ------
Net cash provided by (used in) operating activities.......................             (219,541)                 9,203
                                                                                    ------------                ------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of treasury bill in trust account..............................          (20,961,000)                    --
                                                                                    -----------
Net cash used in investing activities.....................................          (20,961,000)                    --
                                                                                    ------------                ------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock to initial stockholders..............               25,000                 25,000
  Gross proceeds from public offering.....................................           24,660,000                     --
  Costs of public offering................................................           (2,636,773)                (9,203)
  Proceeds from stockholder loan..........................................               40,000                     --
  Repayment of  stockholder loan..........................................              (40,000)                    --
                                                                                     ----------                 ------
Net cash provided by financing activities.................................           22,048,227                 15,797
                                                                                     ----------                 ------

NET INCREASE IN CASH......................................................              867,686                 25,000
CASH AT BEGINNING OF PERIOD...............................................                  ---                    ---
                                                                                     -----------                ------

CASH AT END OF PERIOD.....................................................        $     867,686            $    25,000
                                                                                   ============             ==========



                     See accompanying notes to condensed financial statements.

                     SAND HILL IT SECURITY ACQUISITION CORP.
                    (A Corporation in the Development Stage)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
     As of April 20 and September 30, 2004, for the Periods From Inception
            (April 15, 2004) Ended September 30 and April 20, 2004,
               and for the Three Months Ended September 30, 2004

1.       BASIS OF PRESENTATION

     The condensed financial statements included herein for the quarterly period ended September 30, 2004 and periods from inception (April 15, 2004) ended September 30 and April 20, 2004 have been prepared by Sand Hill IT Security Acquisition Corp. (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries), which are, in the opinion of the Company, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.       ORGANIZATION, BUSINESS OPERATIONS

     The Company was incorporated in Delaware on April 15, 2004 as a blank check company whose objective is to merge with or acquire an operating business in the IT Security industry. The Company's initial stockholders' purchased 1,000,000 shares of common stock, $0.01 par value, for $25,000 on April 20, 2004.

     The registration statement for the Company's initial public offering ("Offering") was effective July 26, 2004. The Company consummated the Offering on July 30, 2004 and received proceeds, net of the underwriters' discount of $20,196,000. Subsequently, the underwriters exercised their over allotment option and the Company received an additional $2,861,100 in proceeds, net of the underwriters' discount. The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a merger with or acquisition of an operating business in the IT Security industry ("Business Combination"). There is no assurance that the Company will be able to successfully effect a Business Combination. An amount equal to $20,961,000 is being held in an interest bearing trust account ("Trust Fund") until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds may only be invested in United States government securities with a maturity of 180 days or less. The trust fund balance has been invested in a United States Treasury Bill, which is accounted for as a trading security and is recorded at its market value of approximately $21,007,000 at September 30, 2004. The excess of market value over cost is included in interest income in the accompanying Statement of Operations. The remaining proceeds of the Offering may be used to pay for business, legal and accounting due diligence on prospective mergers or acquisitions and continuing general and administrative expenses.

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

     The Company's Certificate of Incorporation provides for the mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering as described in Note 3).

3.       PUBLIC OFFERING

     On July 30, 2004, the Company sold 3,600,000 units ("Units") in a public offering, which included granting the underwriters' an over-allotment option to purchase up to an additional 540,000 units. Subsequently, the underwriters exercised their over-allotment option and purchased an additional 510,000 shares. Each Unit consists of one share of the Company's common stock, $0.01 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring five years from the date of the prospectus. The Warrants will be redeemable by the Company at a price of $0.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of the redemption is given. In connection with the Offering, the Company issued an option for $100 to the underwriters' to purchase 270,000 Units at an exercise price of $7.50 per Unit. The Units issuable upon exercise of this option are identical to those included in the Offering except that exercise price of the Warrants included in the units will be $6.65 per share.


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


5.       NOTE PAYABLE

     Sand Hill Security, LLC, an Initial Stockholder and affiliate of the officers and directors of the Company, entered into a revolving credit agreement with the Company in the amount of $60,000. Advances under the credit facility amounted to $40,000 as of July 30, 2004. The loan was repaid out of the net proceeds of the Offering.


6.       PREFERRED STOCK

     The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

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

     On July 30, 2004, we completed our initial public offering of 3,600,000 Units, with each Unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The representatives of the underwriters in the offering were I-Bankers Securities Incorporated and Newbridge Securities Corporation. The Securities and Exchange Commission declared the registration statement effective on July 26, 2004. The Units were sold at an offering price of $6.00 per Unit, generating gross proceeds of $21,600,000. Subsequent to July 30, 2004, the underwriters' purchased 510,000 units, pursuant to the exercise of the over-allotment option granted in connection with the initial public offering, generating gross proceeds of $3,060,000.

     We paid a total of $2,250,900 in underwriting discounts and commissions, including $648,000 for the underwriters' non-accountable expense allowance of 3% of the gross proceeds from the shares sold in the initial public offering, and $385,873 has been paid or accrued for other costs and expenses related to the offering.

     After deducting the underwriting discounts and commissions and payment of all of the offering expenses referred to above, the total net proceeds to us from the offering will be $22,023,227, of which $20,961,000 has been deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

     The net loss of $16,373 reported for the period from April 15, 2004 (inception) through September 30, 2004 consists primarily of $20,663 for director and officer liability and other insurance, $15,000 for a monthly administrative services fee, $8,500 for professional fees, and $18,674 for travel and other expenses. Interest accreted on the trust fund was $46,176, and other interest income was $288.

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

     Over this time period, we anticipate approximately $250,000 of expenses for legal, accounting and other expenses related to the due diligence investigations, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to Sand Hill Security, LLC ($7,500 per month for two years), $100,000 of expenses for the due diligence and investigation of a target business, $75,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $475,100 for general working capital that will be used for miscellaneous expenses and reserves, including approximately
$180,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

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


Item 3.  Controls and Procedures

     An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2004 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     We paid a total of $2,250,900 in underwriting discounts and commissions, including $648,000 for the underwriters' non-accountable expense allowance of 3% of the gross proceeds from the shares sold in the initial public offering, and approximately $385,873 has been paid or accrued for other costs and expenses related to the offering.

     After deducting the underwriting discounts and commissions and payment of all of the offering expenses referred to above, the total net proceeds to us from the offering will be $22,023,227, of which $20,961,000 has been deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

Item 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             31.1     Section 302 Certification by CEO

             31.2     Section 302 Certification by CFO

             32.1     Section 906 Certification by CEO

             32.2     Section 906 Certification by CFO

             99.1 Audited Financial Statements for the periods from April 15, 2004 (inception) to September 30, 2004 and April 15, 2004 (Inception) to April 20, 2004

         (b) Reports on Form 8-K:

             None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Dated:  November 15, 2004

                                   SAND HILL IT SECURITY ACQUISITION CORP.

                                   /s/ Humphrey P. Polanen
                                   Humphrey P. Polanen
                                   Chief Executive Officer

                                   /s/ Cary M. Grossman
                                   Cary M. Grossman
                                   Chief Financial Office and Secretary

                                  EXHIBIT INDEX

         Number            Description

         31.1              Section 302 Certification by CEO

         31.2              Section 302 Certification by CFO

         32.1              Section 906 Certification by CEO

         32.2              Section 906 Certification by CFO

         99.1 Audited Financial Statements for the periods from April 15, 2004 (inception) to September 30, 2004 and April 15, 2004 (Inception) to April 20, 2004