Form 10KSB
period 2004-12-31
SAND HILL IT SECURITY ACQUISITION CORP
filed 2005-03-31
CIK 1288496

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________to _____________

                        Commission File Number: 000-50813

                     SAND HILL IT SECURITY ACQUISITION CORP.
                 (Name of Small Business Issuer in Its Charter)

             Delaware                                     20-0996152
 (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                       Identification No.)

        3000 Sand Hill Road
        Building 1, Suite 240
        Menlo Park, California                              94025
(Address of Principal Executive Offices)                  (Zip code)

                                 (650) 926-7022
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None
                                (Title of class)

         Securities registered under Section 12(g) of the Exchange Act:
                 Units consisting of one share of Common Stock,
                   par value $.01 per share, and two Warrants
                     Common Stock, $.01 par value per share
                   Warrants to purchase shares of Common Stock
                                (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]          No  [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: None

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 24, 2005, was approximately $20,632,200. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of March 24, 2005, 5,110,000 shares of common stock, par value $.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                     SAND HILL IT SECURITY ACQUISITION CORP.

                                                                          Page

PART I        ................................................................1
   Item 1.    Description of Business.........................................1
   Item 2.    Description of Property........................................12
   Item 3.    Legal Proceedings..............................................13
   Item 4.    Submission of Matters to a Vote of Security Holders............13
PART II       ...............................................................13
   Item 5.    Market for Common Equity and Related Stockholder Matters.......13
   Item 6.    Management's Discussion and Analysis or Plan of Operation......14
   Item 7.    Financial Statements...........................................15
   Item 8.    Changes In and Disagreements With Accountants or
              Accounting and Financial Disclosure............................26
   Item 8A.   Controls and Procedures........................................26
PART III      ...............................................................26
   Item 9.    Directors, Executive Officers, Promoters and
              Control Persons................................................26
   Item 10.   Executive Compensation.........................................29
   Item 11.   Security Ownership of Certain Beneficial Owners
              and Management.................................................29
   Item 12.   Certain Relationships and Related Transactions.................30
   Item 14.   Principal Accounting Fees and Services.........................35
SIGNATURES
EXHIBITS

                                     PART I

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Management's Discussion and Analysis or Plan of Operation" and elsewhere in, or incorporated by reference into, this report.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Sand Hill IT Security Acquisition Corp. (the "Company") is a blank check company formed to serve as a vehicle for the acquisition of a target business in a specified industry. Our objective is to acquire an operating business in the IT security industry. We were incorporated in Delaware on April 15, 2004. Our initial stockholders purchased 1,000,000 shares of common stock, $.01 par value, for $25,000. The registration statement for our initial public offering (the "Offering") was declared effective July 26, 2004. We consummated the Offering on July 30, 2004. The net proceeds, after deducting the underwriters discount and offering expenses, and including the sale of 510,000 units in the underwriters over-allotment option, was $22,022,462. $20,961,000 of these net proceeds has been placed in a trust fund and invested in United States government securities. The funds held in the trust account will not be released until the earlier of the date on which we consummate a business combination or liquidate our assets.

     We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following the Offering. We intend to utilize cash derived from the proceeds of the Offering, our capital stock, debt or a combination of these in effecting a business combination. Our management has broad discretion with respect to the specific application of the net proceeds of the Offering and, as a result, the Offering was characterized as a blank check offering. While we may seek to effect business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

CURRENT TRENDS

     Opportunities for market expansion have emerged for businesses in the IT security industry. We believe that IT security is a favorable industry in which to seek acquisitions and an attractive operating environment for a target business for several reasons, including:

     o International Data Corporation, or IDC predicts that the IT security industry will continue to grow at an annual compound growth rate of 20% with security spending reaching $17.4 billion in 2006;

     o IT security violations and incidents have increased from 3,000 in 1998 to more than 80,000 in 2002 according to the CERT Coordination Center, or CERT; and

     o The following macro forces create a strong demand for IT security companies to provide solutions:

          o Risk - fear of terrorism, vandalism and crime and the wide recognition of the dependence of business and governmental organizations on the viability of their networks;

          o Regulation - federal regulation of financial and health care sectors and state regulation to protect private data; and

          o    Liability  -  legal  exposure  from   negligent   disclosure  and
               accounting and other compliance violations.

     IT security is a broad industry because it touches all aspects of networks and computers. The industry is not a single market but encompasses many sub-sectors at different stages of maturity. Within the IT security market, industry analyst Trusted Strategies, an independent market research firm specializing in the IT security industry, has identified 600 companies and 46 defined market segments. In addition, new technologies requiring innovative security solutions (such as instant messenger, VOIP and Wi-Fi) continue to emerge and attract investment capital and market entrants. The resulting industry landscape is highly fragmented and in a constant state of flux. Furthermore, we believe that a limited IPO market and access to capital for technology companies in general and for IT security companies in particular, combined with an abundance of vendors has created significant opportunities for consolidation and merger and acquisition opportunities in the sector. Our company's management team has significant expertise and experience in the IT security industry, as well as in acquisitions, operations and corporate governance, which we believe gives us the ability to successfully acquire an operating business in this industry.

     The emergence of the commercial Internet marked the creation of the enterprise security market. This market includes products and services that preserve the integrity of critical information, networking and data systems, and applications and services. Macro trends such as risk management, regulatory compliance, online financial services, supply chain connectivity, mobile computing, and terrorism all drive demand for robust systems that can anticipate and withstand evolving threats to enterprise networks, systems and information.

     Data security was originally a subset of the software market--technology companies developed programs designed to address specific weaknesses in enterprise networks. In the current environment, enterprises have recognized that they need to adopt a more preventative approach to corporate security, rather than implementing stop-gap remedies, because as the Internet grows in complexity, the level of risk and security incidents has increased exponentially. We believe the fragmented state of the industry, combined with the convergence of security technologies and IT infrastructure has resulted in the beginning of a consolidation trend that makes merger and acquisition targets attractive.

     Although we may consider target businesses in any segment of the IT security industry, we currently intend to concentrate our search for an acquisition candidate that offers comprehensive security solutions for critical business infrastructure that include analysis and assessment, software infrastructure, policy implementation, detection (monitoring) services, and response services. We believe the following segments present attractive opportunities:

     o    Productivity and connectivity products embedding security

     o    Products aimed at small to mid sized enterprises and home users

     o    Anti-Virus/Worm protection

     o    Anti-Spam solutions

     o    Identity theft and management solutions

     o    Internet access filtering

     o    Management of security applications

     o    Integration  of  firewalls,   content  and  network  management,   and
          application delivery/gateways

     o    Secure mobile and wireless communications

     Using security products, enterprises, telecommunications carriers and government entities can facilitate a variety of security and network protection objectives including securing communication over the Internet, enforcing network access policies and protecting against worm and virus outbreaks as well as sophisticated intrusion attempts by hackers. The products and services of companies in these targeted segments can be deployed in cost sensitive branch offices and remote sites as well as in mission-critical environments such as enterprise central sites, corporate extranets, major e-business Web sites and carrier network infrastructures. We intend to target companies with solutions that can be purchased and operated by individual users and enterprises and can also be used by carriers to secure their infrastructure or deliver managed security services to their enterprise customers.

EFFECTING A BUSINESS COMBINATION

General

     Although substantially all of the net proceeds of the Offering are intended to be generally applied toward effecting a business combination in a specified industry, the proceeds have not otherwise being designated for any more specific purposes. Accordingly, our stockholders do not have an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company that does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

We have not identified a target business

     To date, we have not selected any target business on which to concentrate our search for a business combination. We intend to search for a target business in the United States, Europe and Asia. Subject to the limitations that a target business is an operating business in the IT security industry and has a fair market value of at least 80% of our net assets at the time of the acquisition, as described below in more detail, we will have great flexibility in identifying and selecting a prospective acquisition candidate. Accordingly, there is no basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

     We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors as well as their affiliates may also bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder's fee, retainer or other compensation. In no event, however, will we pay any of our existing officers, directors or stockholders or any entity with which they are affiliated any finder's fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Selection of a target business and structuring of a business combination

     Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets at the time of such acquisition, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

     o    financial condition and results of operation;

     o    growth potential;

     o experience and skill of management and availability of additional personnel;

     o    capital requirements;

     o    competitive position;

     o    stage of development of the products, processes or services;

     o degree of current or potential market acceptance of the products, processes or services;

     o proprietary features and degree of intellectual property or other protection of the products, processes or services;

     o    regulatory environment of the industry; and

     o    costs associated with effecting the business combination.

     These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us.

     The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair market value of target business

     The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm that is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of these criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We are not required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

Probable lack of business diversification

     While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business that satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is probable that we will have the ability to effect only a single business combination. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities that may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

     o subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

     o result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the target business' management

     Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, there can be no assurance that our assessment of the target business' management will prove to be correct. In addition, there can be no assurance that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business or that they will be familiar with their responsibilities under the United States securities laws.

     Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. There can be no assurance that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of business combination

     Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Exchange Act, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

     In connection with the vote required for any business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote the 1,000,000 shares of common stock they owned immediately prior to the Offering in accordance with the vote of the public stockholders owning a majority of the shares of our common stock sold in our initial public offering. This voting arrangement does not apply to shares included in units purchased in the Offering or purchased following the Offering in the open market by any of our initial stockholders, officers and directors. We will proceed with the business combination only if public stockholders who own at least a majority of the shares of common stock sold in the Offering vote in favor of the business combination and public stockholders owning less than 20% of the shares sold in the Offering exercise their conversion rights.

Conversion rights

     At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have their shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of the record date for determination of stockholders entitled to vote on the business combination, divided by the number of shares sold in the Offering. Without taking into any account interest earned on the trust fund, the initial per-share conversion price would be $5.10. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust fund still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders, owning 20% or more of the shares sold in the Offering, exercise their conversion rights.

Liquidation if no business combination

     If we do not complete a business combination within 18 months after the consummation of the Offering (January 30, 2006), or within 24 months (July 30,
2006) if the extension criteria described below have been satisfied, we will be dissolved and will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets of the Company. Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to the Offering.

     If we were to expend all of the net proceeds of the Offering, other than the proceeds deposited in the trust fund, and without taking into account interest, if any, earned on the trust fund, the initial per-share liquidation price would be $5.10. The proceeds deposited in the trust fund could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. There can be no assurance that the actual per-share liquidation price will not be less than $5.10, plus interest, due to claims of creditors. Humphrey P. Polanen, our chairman of the board and chief executive officer, has agreed pursuant to an agreement with us and the representatives of the underwriters in the Offering, that, if we liquidate prior to the consummation of a business combination, he will be personally liable to pay debts and obligations to vendors or other entities that are owed money by us for services rendered or products sold to us in excess of the net proceeds of the Offering not held in the trust account. There can be no assurance, however, that Mr. Polanen would be able to satisfy those obligations.

     If we enter into a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the consummation of the Offering (January 30, 2006), but are unable to complete the business combination within the 18-month period, then we will have an additional six months (July 30, 2006) in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by the expiration of the 24-month period from the consummation of the Offering, we will then liquidate. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable 18-month or 24-month period.

     Our public stockholders are entitled to receive funds from the trust fund only in the event of our liquidation or if the stockholders seek to convert their respective shares into cash upon a business combination that the stockholder voted against and which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust fund. There will be no distribution from the trust fund with respect to our warrants.

COMPETITION

     In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire with the net proceeds of the Offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

     o our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

     o our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

     o our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

     Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as us in acquiring a target business with significant growth potential on favorable terms.

     If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business in the IT security industry and elsewhere. There can be no assurance that, subsequent to a business combination, we will have the resources or ability to compete effectively.

FACILITIES

     We maintain our executive offices at 3000 Sand Hill Road, Building 1, Suite 240, Menlo Park, California 94025. The cost for this space is included in the $7,500 per-month fee Sand Hill Security, LLC charges us for general and administrative services pursuant to a letter agreement between us and Sand Hill Security, LLC. Sand Hill Security, LLC is an affiliate of certain of our directors and executive officers. We believe, based on rents and fees for similar services in the Menlo Park, California metropolitan area, that the fee charged by Sand Hill Security, LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operation.

EMPLOYEES

     We have three executive officers, each of whom are members of our board of directors. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. The executive officers are also involved with business ventures other than the Company. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

RISKS ASSOCIATED WITH OUR BUSINESS

     In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

We are a development stage company with a limited operating history and will be unable to generate any revenues until we complete a business combination.

     We are a development stage company that has earned no revenues to date. Since we have a limited operating history, there is no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business in the IT security industry. We will not generate any revenues (other than interest income on the proceeds of the Offering) until, at the earliest, after the consummation of a business combination.

The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering.

     Although substantially all of the net proceeds of the Offering are to be generally applied toward consummating a merger with or acquisition of an operating business whose primary business is in the IT security industry, management has virtually unrestricted flexibility in identifying and selecting a prospective target business. Stockholders must therefore rely on management's due diligence review and evaluation of potential acquisition candidates. There can be no assurances that, if we complete the acquisition of a target business, such acquisition will be successful.

If we are forced to liquidate before a business combination, our public stockholders could receive less than their purchase price per share upon distribution of the trust fund and our warrants will expire worthless.

     If we are unable to complete a business combination and are forced to liquidate our assets, the per-share liquidation distribution could be less than the purchase price per share that purchasers paid for our securities because of the expenses of the Offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless if we liquidate before the completion of a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per share liquidation price received by stockholders could be less than their purchase price per share.

     Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. There can be no assurance that the per-share liquidation price will not be less than the purchase price per share that purchasers paid for our securities, plus interest, due to claims of creditors. If we liquidate before the completion of a business combination, Humphrey P. Polanen, our chairman of the board and chief executive officer, will be personally liable under certain circumstances to ensure that the proceeds in the trust fund are not reduced by the claims of various vendors or other entities that are owed money by us for services rendered or products sold to us. However, we cannot assure you that Mr. Polanen will be able to satisfy those obligations.

Since we have not yet selected any target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the business which we may ultimately operate.

     Subject to the limitations that a target business be an operating business in the IT security industry and have a fair market value of at least 80% of our net assets at the time of the acquisition, we will have flexibility in identifying and selecting a prospective acquisition candidate. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all of the significant risk factors. There also can be no assurance that an investment in our company will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a target business.

Resources could be wasted in researching acquisitions that are not consummated.

     It is anticipated that the investigation of each specific business acquisition or merger and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If a decision is made not to complete a specific business acquisition or merger, the costs incurred up to that point for the proposed transaction would not be recoverable. Furthermore, even if an agreement is reached for the acquisition of or merger with a specific business, the failure to consummate that transaction (which failure could occur as a result of any number of reasons, including issues beyond our control) will result in a loss to us of the related costs incurred. Such a loss could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change of control of our ownership.

     Our certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. There are 35,960,000 authorized but unissued shares of our common stock (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants, the purchase option granted to I-Bankers Securities and Newbridge Securities, the representatives of the underwriters in the Offering, and the exercise of stock options to be granted to Advisory Board members) and all of the 5,000,000 shares of preferred stock available for issuance. Although we have no commitments as of December 31, 2004 to issue our securities, except with respect to 100,000 shares of common stock reserved for issuance upon the exercise of stock options granted to Advisory Board members, which options are not exercisable prior to a business combination, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

     o    may significantly reduce the equity interest of our stockholders;

     o will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

     o may adversely affect prevailing market prices for our common stock, our warrants and the units.

     Similarly, if we issued debt securities, it could result in:

     o default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;

     o acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

     o our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand;

     o covenants that limit our ability to acquire capital assets or make additional acquisitions; and

     o our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Our current officers and directors may resign upon consummation of a business combination or earlier. We may have limited ability to evaluate the management of the target business.

     Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained. In addition, current key personnel may choose to resign from service to the Company. Although it is possible that some of our key personnel will remain associated in various capacities with the target business following a business combination, it is also possible that the management of the target business at the time of the business combination will remain in place. Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct.

Our officers and directors may allocate their time to other businesses, which could cause a conflict of interest as to which business they present a viable acquisition opportunity.

     Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. Some of these persons may in the future become affiliated with entities, including other "blank check" companies, engaged in business activities similar to those intended to be conducted by us. Our officers and directors may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they may be affiliated. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

     All of our officers and directors own stock in our company, but have waived their right to receive distributions upon liquidation. The shares and warrants owned by our directors and officers will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination within the time allotted. Consequently, our directors and officers' discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders' best interest.

If our common stock becomes subject to the SEC's penny stock rules, broker dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

     If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the "penny stock" rules promulgated under the Exchange Act. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

     o    make a special written suitability determination for the purchaser;

     o receive the purchaser's written agreement to a transaction prior to sale;

     o provide the purchaser with risk disclosure documents that identify certain risks associated with investing in "penny stocks" and which describe the market for these "penny stocks" as well as a purchaser's legal remedies; and

     o obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a "penny stock" can be completed.

     If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

It is probable that we will only be able to complete one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.

     We presently have approximately $21.1 million on deposit in a trust fund which we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, it is probable that we will have the ability to complete only a single business combination. Accordingly, the prospects for our success may be:

     o    solely dependent upon the performance of a single business, or

     o dependent upon the development or market acceptance of a single or limited number of products, processes or services.

     In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate a business combination.

     We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions in the IT security industry. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of the Offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations, combined with the time limitation within which we must complete a business combination, may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

     Although we believe that the net proceeds of the Offering will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the cash on deposit in our trust account is insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. There can be no assurance that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our initial stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

     As of February 1, 2005, our initial stockholders (including all of our officers and directors) collectively owned 20.0% of our issued and outstanding shares of common stock. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of a business combination or our liquidation. If there is an annual meeting, as a consequence of our "staggered" board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination. In addition, our initial stockholders and their affiliates and relatives are not prohibited from purchasing units, warrants or shares in the aftermarket. If they do, there can be no assurance that our initial stockholders will not have considerable influence upon the vote in connection with a business combination.

Our outstanding warrants and options may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

     We currently have 9,130,000 shares of common stock reserved for issuance upon exercise of issued and outstanding warrants, the option to purchase 270,000 units that we granted to the representatives of the underwriters in the Offering, and the options to be granted to Advisory Board members. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and options could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock, reduce the ownership the stockholders would have had excluding the shares issued from the exercise of warrants and options, and may reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and options may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and options are exercised, stockholders may experience dilution to their holdings.

If our initial stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of theses rights may make it more difficult to effect a business combination.

     Our initial stockholders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow. If our initial stockholders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 1,000,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination, or may increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our securities.

Our securities lack a significant trading market.

     Our securities are not eligible for trading on any national or regional exchange. Our securities are eligible for trading in the over-the-counter market on the OTC Bulletin Board pursuant to Rule 15c2-11 of the Exchange Act. This market tends to be highly illiquid, in part because there is no national quotation system by which potential investors can trace the market price of shares except through information received or generated by certain selected broker-dealers that make a market in these particular securities. There are currently no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in our securities. There can be no assurance that an active trading market in our securities will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities that trade on the OTC Bulletin Board as opposed to securities that trade on a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of "bid" and "ask" quotations and generally lower trading volume.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

     If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

     o    restrictions on the nature of our investments; and

     o    restrictions on the issuance of securities,


which may make it difficult for us to complete a business combination.

     In  addition,  we  may  have  imposed  upon  us  burdensome   requirements,
including:

     o    registration as an investment company under federal and state laws;

     o    adoption of a specific form of corporate structure; and

     o reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

     We do not believe that our principal business activities will subject us to the Investment Company Act of 1940. To this end, the proceeds of the Offering that are held in trust may only be invested by the trust agent in "government securities" with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

ITEM 2.  DESCRIPTION OF PROPERTY

     We maintain our executive offices at 3000 Sand Hill Road, Building 1, Suite 240, Menlo Park, California 94025. The cost for this space is included in the $7,500 per-month fee Sand Hill Security, LLC charges us for general and administrative services pursuant to a letter agreement between us and Sand Hill Security, LLC. We believe, based on rents and fees for similar services in the Menlo Park, California metropolitan area, that the fee charged by Sand Hill Security, LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operation.

ITEM 3.  LEGAL PROCEEDINGS

     We are not presently a party to any pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters for submission to a vote of security holders during the last fiscal year.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The units, common stock and warrants are listed on the OTC Bulletin Board under the symbols SHQCU, SHQC and SHQCW, respectively. The following table indicates the quarterly high and low bid price for the units, common stock and warrants on the OTC Bulletin Board for the periods indicated since such units began trading on July 27, 2004 and common stock and warrants began trading on August 24, 2004. Such inter-dealer quotations do not necessarily represent actual transactions, and do not reflect retail mark-ups, mark-downs or commissions.

                                                        OTC
                                                   BULLETIN BOARD
                                                     BID PRICE

                                   UNITS                       COMMON STOCK                      WARRANTS
  -------------------- ------------------------------- ------------------------------ -------------------------------
         2004               HIGH            LOW             HIGH            LOW            HIGH            LOW
  -------------------- --------------- --------------- --------------- -------------- --------------- ---------------
  Third Quarter            $ 6.25          $ 5.55          $ 5.10         $ 4.50          $ 0.80          $ 0.45

  Fourth Quarter           $ 6.20          $ 5.42          $ 4.95         $ 4.55          $ 0.70          $ 0.43


     As of December 31, 2004, we had 2 holders of record of our units, 8 holders of record of our common stock, and 1 holder of record of our warrants.

     We have not paid any dividends on our common stock to date and do not intend to pay dividends in the foreseeable future, but intend to retain earnings for future growth.

Equity Compensation Plan

     The following table provides information as of December 31, 2004, about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

                                                                                                Number of securities remaining
                                         Number of securities to be    Weighted-average        available for future issuance under
                                         issued upon exercise of       exercise price of           equity compensation plans
                                         outstanding options,         outstanding options,    (excluding securities reflected in
                                          warrants and rights         warrants and rights                 column (a))
            Plan Category                        (a)                          (b)                             (c)
----------------------------------------------------------------------------------------------------------------------------------
Equity  compensation  plans  approved              --                        --                                  --
by security holders
Equity    compensation    plans   not         100,000                    $ 4.75                                  --
approved by security holders
                                     --------------------------                                ----------------------------------
                Total                         100,000                    $ 4.75                                  --
                                     ==========================                                ==================================

     On December 1, 2004, the Board of Directors of the Company created an Advisory Board, consisting of four independent members to advise the Company with respect to the research and structuring of a business combination with an operating business in the IT security industry. The Board of Directors authorized the Company to reserve 100,000 shares of common stock for issuance pursuant to the exercise of stock options to purchase shares of common stock at an exercise price of $4.75 per share, to be granted to the initial members of the Advisory Board. Pursuant to the terms of the stock option agreement, the options will vest (i) 50% one year from the grant of the option and (ii) 50% two years from the grant of the option; however, the options will not be exercisable prior to the consummation of a business combination by the Company.

Recent Sales of Unregistered Securities

     In April 2004, we sold the following shares of Common Stock without registration under the Securities Act:


          Stockholders                     Number of Shares
------------------------------------------------------------
         Humphrey Polanen                       459,441
         Sand Hill Security, LLC                100,000
         Keith Walz                             174,825
         Scott Broomfield                       174,825
         Cary Grossman                           48,951
         Dan Johnson                             20,979
         Alberto Micalizzi                       20,979

     Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold in a transaction not involving a public offering. The shares were sold at purchase prices of $0.025 per share.

     On July 30, 2004, we closed the Offering of 3,600,000 Units, with each Unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The Units were sold at an offering price of $6.00 per Unit, generating gross proceeds of $21,600,000. Additionally, the underwriters' purchased 510,000 units, pursuant to the exercise of the over-allotment option granted in connection with the Offering, generating gross proceeds of $3,060,000. The representatives of the underwriters in the Offering were I-Bankers Securities Incorporated and Newbridge Securities Corporation. The securities sold in the Offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (No. 333-114861). The Securities and Exchange Commission declared the registration statement effective on July 26, 2004.

     We paid a total of $2,250,900 in underwriting discounts and commissions, including $648,000 for the underwriters' non-accountable expense allowance, and approximately $386,000 for other costs and expenses related to the Offering.

     After deducting the underwriting discounts and commissions and the Offering expenses, the total net proceeds to us from the Offering were approximately $22,022,462, of which $20,961,000 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2004, we have used $281,623 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $139,510 in interest through December 31, 2004.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The  following   discussion   should  be  read  in  conjunction   with  the
Consolidated  Financial  Statements,   including  the  notes  thereto,  included
elsewhere in this report.

     We were formed on April 15, 2004, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the IT security industry. We intend to utilize cash derived from the proceeds of the Offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. We consummated the Offering on July 30, 2004.

     The net loss of $49,907 reported for the period from April 15, 2004 (inception) through December 31, 2004 consists primarily of $51,408 for director and officer liability and other insurance, $37,500 for a monthly administrative services fee, $53,826 for professional fees, and $49,210 for travel and other expenses. Interest accreted on the trust fund was $139,510, and other interest income was $2,529.

     We will use substantially all of the net proceeds of the Offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that we have sufficient available funds outside of the trust fund to operate through July 30, 2006, assuming that a business combination is not consummated during that time.

     Over the 24-month period subsequent to the consummation of the Offering, we anticipate approximately $250,000 of expenses for legal, accounting and other expenses related to the due diligence investigations, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to Sand Hill Security, LLC ($7,500 per month for two years), $100,000 of expenses for the due diligence and investigation of a target business, $75,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $475,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $180,000 for director and officer liability insurance premiums, inclusive of the amounts set out in the preceding paragraph. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

     We are obligated, commencing July 26, 2004, to pay to Sand Hill Security, LLC, an affiliate of our directors and executive officers, a monthly fee of $7,500 for general and administrative services. In addition, in April 2004, Sand Hill Security, LLC advanced an aggregate of $40,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. This amount was repaid in August 2004 out of the proceeds of the Offering.

Off-balance Sheet Arrangements

     There were no off-balance sheet arrangements during the period from April 15, 2004 (inception) through December 31, 2004, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to our investors.

ITEM 7.  FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





To the Board of Directors and Shareholders of Sand HIll IT Security Acquisition Corp.
Houston, Texas

     We have audited the accompanying balance sheet of Sand Hill IT Security Acquisition Corp. (a corporation in the development stage) as of December 31, 2004, and the related statement of operations, stockholders' equity and cash flows for the period from April 15, 2004 (inception) to December 31, 2004. These financial statements are the responsbility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sand Hill IT Security Acquisition Corp. at December 31, 2004, and the results of their operations and their cash flows for the period from April 15, 2004 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


/s/ HEIN & ASSOCIATES LLP

March 15, 2005
Houston, Texas

                    SAND HILL IT SECURITY ACQUISITION CORP.

                    (A Corporation in the Development Stage)

                                  BALANCE SHEET

                                                                                December 31, 2004
                                                                            -------------------------
ASSETS

CURRENT ASSETS:

Cash............................................................................ $      783,133

Treasury bill held in trust ....................................................     21,100,510

Prepaid expenses................................................................        132,131
                                                                                        -------
     Total current assets.......................................................     22,015,774
                                                                                     ----------
TOTAL ASSETS.................................................................... $   22,015,774
                                                                                     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable and accrued expenses...................................... $       15,772
                                                                                         ------
Total Liabilities...............................................................         15,772
                                                                                         ------

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value

     Authorized 5,000,000 shares; none issued...................................             --

Common stock, $0.01 par value

     Authorized 50,000,000 shares

     Issued and outstanding, 5,110,000 shares...................................         51,100

Additional paid-in capital......................................................     21,998,809

Deficit accumulated during the development stage................................       (49,907)

TOTAL STOCKHOLDERS' EQUITY......................................................     22,000,002
                                                                                     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................... $   22,015,774
                                                                                     ==========

                 See accompanying notes to financial statements.

                     SAND HILL IT SECURITY ACQUISITION CORP.

                    (A Corporation in the Development Stage)

                             STATEMENT OF OPERATIONS

                                                                               Period from April 15,
                                                                                2004 (inception) to
                                                                                 December 31, 2004
                                                                            -------------------------
Formation and operating costs............................................        $     (191,946)
                                                                                 --------------


Operating loss...........................................................              (191,946)
                                                                                 --------------

Interest income..........................................................               142,039
                                                                                 --------------

Net loss.................................................................        $     (49,907)
                                                                                 ==============

Weighted Average Shares Outstanding......................................             3,468,784
                                                                                 ==============

Net Loss Per Share (Basic and Diluted)...................................        $       (0.01)
                                                                                 ==============



                 See accompanying notes to financial statements.

                     SAND HILL IT SECURITY ACQUISITION CORP.

                    (A Corporation in the Development Stage)

                             STATEMENT OF CASH FLOWS

                                                                            Period from April 15,
                                                                             2004 (inception) to
                                                                              December 31, 2004
                                                                            --------------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss................................................................      $       (49,907)
  Accretion of treasury bill..............................................              (75,510)
  Increase in prepaid expenses............................................             (132,131)
  Increase in accounts payable and accrued expenses.......................               15,772
  Compensation expense related to issuance of Advisory Board options......                2,447
Net cash provided by (used in) operating activities.......................             (239,329)

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of treasury bill in trust account..............................          (21,025,000)

Net cash used in investing activities.....................................          (21,025,000)

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock to initial shareholders..............               25,000
  Gross proceeds from public offering.....................................           24,660,000
  Costs of public offering................................................           (2,637,538)
  Proceeds from stockholder loan..........................................               40,000
  Repayment of  stockholder loan..........................................              (40,000)
                                                                                 --------------
Net cash provided by financing activities.................................           22,047,462
                                                                                 --------------
NET INCREASE IN CASH......................................................              783,133
CASH AT BEGINNING OF PERIOD...............................................                   --
                                                                                 --------------
CASH AT END OF PERIOD.....................................................      $       783,133
                                                                                 ==============


                 See accompanying notes to financial statements.

                     SAND HILL IT SECURITY ACQUISITION CORP.

                    (A Corporation in the Development Stage)

                        STATEMENT OF STOCKHOLDERS' EQUITY

          Period from April 15, 2004 (inception) to December 31, 2004


                                                                                                  Deficit
                                                                                                 Accumulated
                                                                                Additional         During
                                                                                  Paid-In        Development
                                                         Shares      Amount       Capital           Stage              Total
                                                       ----------    -------     ----------       ------------      --------------
Balance, April 15, 2004 (inception)...............     $       --     $    --    $        --       $         --      $          --

Sale of 1,000,000 shares of common
stock to initial stockholders at
$0.025 per share..................................      1,000,000     $10,000    $    15,000                         $      25,000

Sale of 3,600,000 shares of common
stock to public stockholders at
$6.00 per share, net of
offering expenses of $2,637,538...................      3,600,000    $36,000    $18,926,462                         $  18,962,462

Sale of 510,000 shares of common stock
to underwriters at $6.00 per share................        510,000    $ 5,100    $ 3,054,900                         $   3,060,000

Amortization of Advisory Board
Compensation......................................                              $     2,447                          $      2,447

Net loss for the period April 15, 2004
(inception) to December 31, 2004..................                                                $ (49,907)         $    (49,907)
                                                       ----------    -------    ------------      ----------         -------------
Balance, December 31, 2004........................     $5,110,000    $51,100    $ 21,998,809      $ (49,907)         $ 22,000,002
                                                       ==========    =======    ============      ==========         =============



                 See accompanying notes to financial statements.

                     SAND HILL IT SECURITY ACQUISITION CORP.
                    (A Corporation in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION, BUSINESS OPERATIONS

     Sand Hill IT Security Acquisition Corp. was incorporated in Delaware on April 15, 2004 as a blank check company whose objective is to merge with or acquire an operating business in the IT Security industry. The Company's initial stockholders' purchased 1,000,000 shares of common stock, $0.01 par value, for $25,000 on April 20, 2004.

     The registration statement for the Company's initial public offering (the "Offering") was declared effective on July 26, 2004. The Company consummated the Offering on July 30, 2004 and received proceeds, net of the underwriters' discount, of $22,022,462. Subsequently, the underwriters exercised their over allotment option and the Company received an additional $2,861,100 in proceeds, net of the underwriters' discount. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a merger with or acquisition of an operating business in the IT security industry ("Business Combination"). There is no assurance that the Company will be able to successfully affect a Business Combination. An amount equal to $21,025,000 was deposited in an interest bearing trust account ("Trust Fund") until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds may only be invested in United States government securities with a maturity of 180 days or less. The trust fund balance has been invested in a United States Treasury Bill, which is accounted for as a trading security and is recorded at its market value of approximately $21,100,510 at December 31, 2004. The excess of market value over cost is included in interest income in the accompanying Statement of Operations. The remaining proceeds of the Offering may be used to pay for business, legal and accounting due diligence on prospective mergers or acquisitions and continuing general and administrative expenses.

     The Company, after signing a definitive agreement for the merger with or acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders immediately prior to the Offering, vote against the Business Combination, the Business Combination will not be consummated. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to a Business Combination. After consummation of the Company's first Business Combination, these voting safeguards no longer apply.

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

     The Company's Certificate of Incorporation provides for the mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (January 30, 2006), or 24 months from the consummation of the Offering (July 30, 2006) if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering as described in Note 3).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The financial statements include the accounts of the Company. The Company commenced operations effective July 31, 2004. All activity through July 30, 2004, is related to the Company's formation and preparation of the Offering. The Company has selected December 31 as its fiscal year end.

Use of Estimates

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

Income Taxes

     The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. At December 31, 2004, a deferred income tax asset relating to the Company's net operating loss is offset by a full valuation allowance based upon a lack of earnings history for the Company.

Earnings per Common Share

     Basic earnings per share ("EPS") is computed by dividing net income applicable to common stock by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock warrants.

Recently Issued Accounting Standards

     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" (Interpretation No. 45"). Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation No. 45 did not have an effect on the financial statements.

     In January 2003, the Financial Accounting Standard Board ("FASB") issued Interpretation No. 46 (FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE's). In December 2003, FASB issued FIN No. 46R which replaced FIN 46 and clarified ARB 51. This interpretation provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests and results of operations of a variable interest entity should be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that will absorb a majority of the variable interest entity's expected losses or receive a majority of the expected residual returns as a result of holding variable interests. This FIN requires the consolidation of results of variable interest entities in which the Company is the primary beneficiary of the variable interest entity. The Company has not owned an interest in a variable interest entity that met the consolidation requirements and as such the adoption of FIN No. 46R did not have any effect on the financial condition, results of operations, or liquidity of the Company. Interests in entities acquired or created after December 31, 2003 will be evaluated based on FIN No. 46R criteria and consolidated, if required.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", an amendment of FASB Statement No. 123 ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, "Interim No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. SFAS 148 did not have an effect on the financial statements.

     Stock-Based Compensation. On December 16, 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in the financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. For public entities that file as small business filers, SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period that begins after December 15, 2005. There was no impact on the Company's basic financial statements resulting from the issuance of SFAS No. 123(R).

3. PUBLIC OFFERING

     On July 30, 2004, the Company sold 3,600,000 units ("Units") in a public offering, which included granting the underwriters' an over-allotment option to purchase up to an additional 540,000 Units. Subsequently, the underwriters exercised their over-allotment option and purchased an additional 510,000 shares. Each Unit consists of one share of the Company's common stock, $0.01 par value, and two Redeemable common stock Purchase Warrants ("Warrants"). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of the completion of a Business Combination or July 25, 2005 and expiring July 25, 2009. The Warrants will be redeemable by the Company at a price of $0.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of the redemption is given. In connection with the Offering, the Company issued an option for $100 to the underwriters' to purchase 270,000 Units at an exercise price of $7.50 per Unit. The Units issuable upon exercise of this option are identical to those included in the Offering except that exercise price of the Warrants included in the Units is $6.65 per share.

4. COMMITMENT

     The Company presently occupies office space provided by an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on July 31, 2004.

5. NOTE PAYABLE

     Sand Hill Security, LLC, an Initial Stockholder and affiliate of the officers and directors of the Company, entered into a revolving credit agreement with the Company in the amount of $60,000. Advances under the credit facility amounted to $40,000 during 2004. The loan was repaid out of the net proceeds of the Offering.

6. PREFERRED STOCK

     The Company is authorized to issue 5,000,000 shares of preferred stock, par value $.01, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors as of December 31, 2004, no shares of preferred stock have been issued.

7. INVESTMENTS HELD IN TRUST

     Investments held in trust as of December 31, 2004 is comprised of a zero coupon United States treasury bill with a face value of $21,124,800 purchased at a discount of 99.53% due January 27, 2005. The investment is carried on the Company's financial statements at $20,100,510, which includes accreted interest of $75,510.

8. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share as of December 31, 2004.


            BASIC:
            Numerator:  Net loss                                     $(49,907)

            Denominator:  Average common shares outstanding          3,468,784

            Basic earnings per share                                  $ (0.01)


            DILUTED:

            Numerator:  Net loss                                     $(49,907)

            Denominator:  Average common shares outstanding          3,468,784

            Diluted earnings per share                                $ (0.01)

There is no dilution because of the loss.

     Operations commenced subsequent to the Offering, therefore, average common shares outstanding reflect shares issued in the Offering. No computation for diluted earnings per share was prepared for the common stock Purchase Warrants and the underwriters' option that were outstanding at December 31, 2004 to purchase an aggregate of 9,030,000 share of common stock at $5.00 per share and $6.65 per share, respectively, because the warrants' exercise price was greater than the average market price of the common shares and conversion of the warrants and underwriters' option would have had an antidilutive effect on loss per share.

7. STOCK OPTION PLAN

     On December 1, 2004, the Board of Directors of the Company created an Advisory Board, consisting of four independent members to advise the Company with respect to the research and structuring of a business combination with an operating business in the IT security industry. The Board of Directors authorized the Company to reserve 100,000 shares of common stock for issuance pursuant to the exercise of stock options to purchase shares of common stock at an exercise price of $4.75 per share, to be granted to the initial members of the Advisory Board. Pursuant to the terms of the stock option agreement, the options will vest (i) 50% one year from the grant of the option and (ii) 50% two years from the grant of the option; however, the options will not be exercisable prior to the consummation of a business combination by the Company.

     The Company has 9,130,000 shares of common stock reserved for issuance upon exercise of issued and outstanding warrants, the option to purchase 270,000 units that we granted to the representatives of the underwriters in the Offering, and the options granted to Advisory Board Members.

     The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing ("Black-Scholes") model with the following weighted average assumptions for 2004: (i) risk-free interest rate of 4.17%, (ii) a dividend yield of 0.00%, (iii) volatility factors of the historical market price of the Company's common stock of 10.1% and (iv) a weighted average expected life of 5 years.

     The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

          THE ESTIMATED FAIR VALUE OF THE OPTIONS IS AMORTIZED TO EXPENSE OVER THE VESTING PERIOD OF THE STOCK OPTIONS.

          A SUMMARY OF THE STATUS AND ACTIVITY OF THE COMPANY'S FIXED STOCK OPTION PLANS IS PRESENTED BELOW:


                                                                                       Weighted Average      Weighted Average
                                                                     Shares            Exercise Prices          Fair Value
                                                                 ---------------     -------------------    -----------------
     Stock options outstanding at April 15, 2004.............                -                    $    -                $    -
        Options granted......................................           60,000                      4.75                   .98
        Options cancelled....................................                -                         -                     -
                                                                 ---------------
     Stock options outstanding at December 31, 2004                     60,000                    $ 4.75                $  .98

     Common shares authorized under the 2004 Stock Plan......          100,000
        Outstanding options..................................          (60,000)
        Outstanding stock grants.............................                -
     Options available for grant at December 31, 2004........           40,000
                                                                        ======
     Shares exercisable at December 31, 2004.................            60,000                  $  4.75

The weighted average remaining contractual life of options is 5 years.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 8A. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004 (the "Evaluation Date"), and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     Our current directors and executive officers are as follows:

          Name             Age                        Position
------------------------------------------------------------------------------
 Humphrey P. Polanen       55    Chief Executive  Officer and Chairman of the
                                 Board of Directors
 Keith Walz                37    President, Chief Financial Officer and
                                 Director
 Scott Broomfield          48    Executive Vice President of Corporate
                                 Development and Director
 Cary M. Grossman          51    Director
 Daniel Johnson, Jr.       56    Director
 Alberto Micalizzi         36    Director

HUMPHREY P. POLANEN has been our chairman of the board and chief executive officer since our inception. He has had a career as an entrepreneur in technology, a global executive for leading technology companies and as an international corporate lawyer. From January 2000 until December 2003, Mr. Polanen served as founder and Managing Director of Internet Venture Partners, a strategic consulting and venture capital management firm for technology companies. From February 1998 through February 1999, he was President and CEO of Trustworks Systems, a Netherlands based network security software company. Between 1995 and 1998 he was General Manager of two operating product divisions (the Internet Commerce & Security Business Units) of Sun Microsystems, where he was responsible for executing Sun's vision of being the global leader in secure networks and systems and his divisions' products won security industry awards for product of the year for three consecutive years. Mr. Polanen addressed the World Economic Forum, The World Bank Annual Meeting and the U.S. Congress, as Sun's spokesperson on Internet security while General Manager of Sun's first Internet Commerce Division and later the Network Security Division. From 1981 to 1995, he was with Tandem Computers (acquired by Compaq/Hewlett-Packard), the market leader in secure failsafe systems for large enterprises, where he held several positions of leadership in new ventures, business and corporate development, creating distribution channels in Asia Pacific, Latin America, North America and Europe. In addition, as Director of Ventures he structured and was a board member of several international ventures in which Tandem held an equity stake and three of which Tandem subsequently acquired. In addition to his career with large technology companies, Mr. Polanen has been active with early stage companies as an entrepreneur, advisor and board member. He has been a board member or on the advisory board of IT security companies: Cranite Systems (wireless security), Certco (Digital Identity Management) and Trustworks Systems. As a founder of the Heritage Bank of Commerce in 1994, Mr. Polanen helped to create a new business bank in Silicon Valley from the startup phase to a successful IPO on the Nasdaq exchange in September 1998. Heritage Bank now has four operating banks and one billion dollars in assets. In 2001 Heritage Bank acquired the Bank of Los Altos in a $40 million transaction. Mr. Polanen has been a member of the board of directors since the bank's inception and has been chair of the board's audit committee for ten years. He is also a member of the board's governance and compensation committees. Mr. Polanen is a graduate of Hamilton College and the Harvard Law School, where he was an editor of the Harvard International Law Journal.

KEITH WALZ has been our Chief Financial Officer since January 10, 2005 and a member of our board since inception. Mr. Walz is President of ABN AMRO Capital
(USA) and a Managing Director in ABN AMRO's Global Private Equity division. Mr. Walz joined ABN AMRO Capital (USA) at inception in 1996. As a Senior Partner, Mr. Walz participated in the sourcing, evaluation, and monitoring of over 35 investments, representing $200 million of capital invested. Mr. Walz focused on Enterprise Software and Network Infrastructure investments. Mr. Walz has served on the Board of Directors of over a dozen companies in which ABN AMRO has invested. Also, he has held operating roles with ABN AMRO portfolio companies, including Chairman and CEO of Worldweb.net and was a member of the Argus Systems, Board of Directors, a developer of Trusted Computer Operating Systems. Prior to joining ABN AMRO Capital, Mr. Walz was a Vice President in ABN AMRO's Investment Banking division, responsible for financial reporting, analysis, and systems. Prior to joining ABN AMRO he spent two years as a finance associate with Tyson Foods, Inc., where he focused on enhancing enterprise business processes and systems through the use of client/server computing technologies. Mr. Walz is also a director of GT Nexus, Yellowbrix, and Oasis Technology. He received an M.B.A. from DePaul University and a B.S. in Finance from the University of Arkansas.

SCOTT BROOMFIELD has been a member of our board since inception. Mr. Broomfield has been the CEO of Visuale, a private business process software company that he recently sold to Onyx Software Corporation (NASDAQ: ONXS). Prior to joining Visuale and from 1997 until 2001, Mr. Broomfield was the CEO of Centura Software Corporation (NASDAQ: MBNEQ.PNK) (formerly Gupta Technologies, a NASDAQ traded company), a $50 million software business specializing in secure, embedded and mobile databases and application development tools. During his tenure as CEO of Gupta, Mr. Broomfield completed the acquisition of Raima Corporation and in three years built its market capitalization from $6 million to $700 million by early 2000. Prior to Centura, he was a Managing Director of Hickey & Hill, Inc., a turnaround consultancy. At Hickey & Hill he was in charge of the high technology restructuring practice. Mr. Broomfield structured the acquisition of Polyscan and the equity recapitalization for ETEC Corporation. He was also instrumental in the following company divestitures: Dazix, Domain Technologies, Priam, Everex and Zitel, where he acquired 2 businesses to reposition Zitel in the market. Prior to Hickey & Hill, Mr. Broomfield was the CFO of Trilogy Technology Corporation which was sold to Digital Equipment Corporation. Mr. Broomfield holds an MBA from Santa Clara University and is a member of Business Executives for National Security (BENS), where he was the co-chair of BENS' cyber security task force and Y2K initiatives.

CARY M. GROSSMAN has been a member of our board since inception and served as our Chief Financial Officer from inception through January 10, 2005. Since May 19, 2004, Mr. Grossman has been the Chairman and Co-Chief Executive Officer of Coastal Bancshares Acquisition Corp. (OTCBB: CBAS), a blank check company formed to acquire or merge with a commercial bank or bank holding company. Mr. Grossman has been Executive Vice President and Chief Financial Officer of Gentium, S.p.A, an Italian biopharmaceutical company, since August 2004. He is also a director of I-Sector Corp., an internet telephony company, since December 2004. From 2002 until 2003 he served as Executive Vice President and Chief Financial Officer at U S Liquids, Inc, an AMEX listed environmental services company. Mr. Grossman left U S Liquids, Inc. in 2003 as a result of the acquisition of three of its businesses by a private equity firm and was President and Chief Executive Officer of the acquiring company, ERP Environmental Services until November 2003. From 1997 until 2002, Mr. Grossman served Pentacon, Inc. (NSYE: JIT), a provider of inventory management services and distributor of components to Fortune 50 original equipment manufacturers, as a board member and in several senior executive positions including :Chairman of the Board of Directors, Acting Chief Financial Officer (2001-2002) and Lead Director (1998-2001) from the time the Pentacon went public in March 1998 until becoming Chairman in 2001. Pentacon acquired five businesses when it completed its initial public offering and subsequently acquired four other businesses. Pentacon and substantially all of its subsidiaries filed a Joint Chapter 11 Plan of Debtors in 2002. From 1991 until 2002, Mr. Grossman was the Managing Partner of McFarland, Grossman & Company, Inc., an investment banking and financial advisory firm he co-founded in 1991. Prior to that, Mr. Grossman practiced public accounting for 15 years. He earned a Bachelor of Business Administration in Accounting from The University of Texas, and is a Certified Public Accountant.

DANIEL JOHNSON, JR. has been a member of our board since inception and is a senior partner in the Silicon Valley law firm Fenwick and West, where he specializes in patent litigation and other complex intellectual property cases and is a member of the Executive Committee. He has acted as lead trial counsel in numerous technology cases involving, among other things, Internet software, firmware, non-volatile memory, printed circuit board design, digital cellular technology and lasers. Mr. Johnson has also advised client companies on acquisition matters, including Netscreen in its acquisition by Juniper Networks. Mr. Johnson is recognized as an outstanding trial lawyer by numerous national and international associations and publications. He is a co-author of the Rules of Civil Procedure in Patent Cases for the Northern District of California, has participated in numerous panels on trial advocacy and has presented on the use of multi-media at trial on behalf of the American Bar Association. Mr. Johnson is a graduate of Yale University Law School, J.D., and of the University of California, Berkeley, A.B., in political science, with honors.

ALBERTO MICALIZZI has been a member of our board since inception. Dr Micalizzi is the Chairman of Dynamic Decisions Group Ltd, an independent quantitative research house providing advisory activity to large institutional investors in the fields of equity research and asset management. Mr. Micalizzi joined Dynamic Decision Group Ltd in September 2001. He is Professor of Finance at Bocconi University, Milan (Italy), and Researcher at the Centre for Quantitative Finance, Imperial College, London University (UK), where he specializes in the Bio-Pharma and Telecom-Technology sector sectors. Until July 2001, he was the CEO of the Real Options Group, an international research center affiliated to several US and European universities and business schools. From December 1998 to March 2000, Mr. Micalizzi worked with an association of researchers that developed into the Real Ophons Group. In 1997 he was appointed by Nomura International (Milan) as an external advisor for the designing of structured products in the bond market. In 1999 he was appointed by Andersen Consulting (London) as an advisor on the valuation of start up businesses in the e-venture segment. Other advisory experiences include Eli Lilly, Schering Plough, Glaxo, La Roche, Danone Group and Ernst & Young. Dr. Micalizzi earned a degree in Business Administration at Bocconi University (Milan, Italy), is a Chartered Professional Accountant (CPA) and received his Ph.D in Finance at Imperial College, London University (UK).

     The Company is not aware of any "family relationships" among directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

     The Company is not aware of any event (as listed in Item 401(d) of Regulation S-B promulgated by the Securities and Exchange Commission) that occurred during the past five years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities (the "10% Stockholders") to file reports of ownership and changes of ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and 10% Stockholders of the Company are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms so filed. Based solely on correspondence with, and a review of copies of Section 16(a) forms received from executive officers and directors and 10% Stockholders (if any), the Company does not believe that, during the last fiscal year any of the Reporting Persons was deficient in filing reports of ownership or changes in ownership with the SEC.

Audit Committee

     We do not have a standing audit committee or an audit committee financial expert serving on our board of directors. As our plan of operations involves identifying a target business and completing a business combination with such business, we presently do not have material operations and do not experience complex accounting issues. Accordingly, our board of directors has determined that it is not necessary for us to have a standing audit committee or an audit committee financial expert at this time.

Code of Ethics

     In August 2004, our board of directors adopted a code of business conduct and ethics that applies to our directors, officers and employees as well as those of our subsidiaries. A copy of our code of ethics has been filed as an exhibit to our Quarterly Report on Form 10-Q for the period ending July 30, 2004, and is available on our website at www.sandhillsecurity.com.

ITEM 10.  EXECUTIVE COMPENSATION

     No executive officer has received any cash compensation for services rendered. Commencing on July 31, 2004 through the acquisition of a target business, we will pay Sand Hill Security, LLC, an affiliate of our directors and executive officers, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. Other than this $7,500 per-month fee, no compensation of any kind, including finder's and consulting fees, will be paid to any of our initial stockholders, or any of their respective affiliates for services rendered to us prior to or with respect to a business combination. However, our initial stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of our common stock as of February 1, 2005 by:

     o each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
     o    each of our officers and directors; and
     o    all our officers and directors as a group.

     Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                                 Amount and       Approximate
                                                 Nature of       Percentage of
                                                 Beneficial       Outstanding
  Name and Address of Beneficial Owner (1)       Ownership        Common Stock
-------------------------------------------    -------------     -------------
Humphrey Polanen                                  459,441             9.0%
Sand Hill Security, LLC (2)                       100,000             2.0%
Keith Walz                                        174,825             3.4%
Scott Broomfield (3)                              174,825             3.4%
Cary Grossman (4)                                  48,951             1.0%
Dan Johnson                                        20,979                *
Alberto Micalizzi (5)                              20,979                *
Sapling, LLC (6)                                  400,000             7.8%
All directors  and executive  officers as
a group (6 individuals)                         1,000,000            19.6%

________________________
* less than 1%

     (1) Unless otherwise indicated, the business address of each of the following is 3000 Sand Hill Road, Building 1, Suite 240, Menlo Park, California 94025.
     (2) Sand Hill Security, LLC Membership Interests are held by (i) the Polanen and Nicodimos Family Trust, of which Mr. Polanen is a trustee,
          (ii) the Broomfield Family Trust, of which Mr. Broomfield is a trustee, (iii) Dan Johnson, (iv) Keith Walz, (v) Alberto Micalizzi, and (vi) the Grossman Family Limited Partnership, of which Mr. Grossman is a general partner.
     (3) Mr. Broomfield's shares are held by the Broomfield Family Trust, of which Mr. Broomfield is a Co-Trustee.

     (4) Mr. Grossman's shares are held by Grossman Family Limited Partnership, of which Mr. Grossman is a general partner.
     (5)  Mr.  Micalizzi's  business  address is Corso  Italia 66,  20136 Milan,
          Italy.
     (6) The business address for Sapling, LLC is 535 Fifth Ave., 31st floor, New York, New York 10003.

     All of the shares of our common stock owned by the initial stockholders have been placed in escrow with American Stock Transfer & Trust Company, as escrow agent, until the earliest of:

     o    July 30, 2007;

     o    our liquidation; or

     o the consummation of a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

     During the escrow period, the holders of these shares will not be able to sell or transfer their securities except to their spouses and children, trusts or family partnerships established for their benefit, or to a transferee that does not affect beneficial ownership but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to the Offering.

     Mr. Polanen may be deemed to be our "parent" and "promoter," as these terms are defined under the federal securities law.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prior to the Offering, we issued 1,000,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at an average purchase price of approximately $0.025 per share, as follows:

           Name                  Number of Shares      Relationship To Us
           ----                  ----------------      ------------------
     Humphrey Polanen                 459,441          Chief  Executive  Officer  and  Chairman of the Board of
                                                       Directors
     Sand Hill Security, LLC          100,000          Affiliate of our directors and executive officers
     Keith Walz                       174,825          President, Chief Financial Officer and Director
     Scott Broomfield                 174,825          Executive  Vice President of Corporate  Development  and
                                                       Director
     Cary Grossman                     48,951          Director
     Dan Johnson                       20,979          Director
     Alberto Micalizzi                 20,979          Director

     The holders of the majority of these shares are entitled to make up to two demands that we register these shares pursuant to an agreement executed in connection with the Offering. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain "piggy-back" registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

     Sand Hill Security, LLC, an affiliate of certain of our directors and executive officers, has agreed that, commencing July 31, 2004 through the acquisition of a target business, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay Sand Hill Security, LLC $7,500 per month for these services. In addition, in April 2004, Sand Hill Security, LLC advanced an aggregate of $40,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. This amount was repaid in August 2004 out of the proceeds of the Offering.

     We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

     Other than the $7,500 per month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our initial stockholders, officers or directors who owned our common stock prior to the Offering, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

     All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction.

ITEM 13.  EXHIBITS

         (a)   The following exhibits are filed as part of report K:

               Exhibit No.    Description
               ----------     -----------

               1.1 Underwriting Agreement by and between the Company, I-Bankers Securities Incorporated and Newbridge Securities Corporation dated July 26, 2004*

               3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, registration no. 333-114861, filed with the Securities and Exchange Commission)

               3.2 By-laws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1, registration no. 333-114861, filed with the Securities and Exchange Commission)

               4.1 Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1, registration no. 333-114861, filed with the Securities and Exchange Commission)

               4.2 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-1, registration no. 333-114861, filed with the Securities and Exchange Commission)

               4.3 Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1, registration no. 333-114861, filed with the Securities and Exchange Commission)

               4.4.1 Unit Purchase Option No. UPO-2 dated July 30, 2004, granted to Newbridge Securities Corporation*

               4.4.2 Unit Purchase Option No. UPO-3 dated July 30, 2004, granted to James E. Hosch*

               4.4.3 Unit Purchase Option No. UPO-4 dated July 30, 2004, granted to Maxim Group, LLC*

               4.4.4 Unit Purchase Option No. UPO-5 dated July 30, 2004, granted to Broadband Capital Management, LLC*

               4.4.5          Unit  Purchase  Option  No.  UPO-6  dated July 30,
                              2004,    granted    to    I-Bankers     Securities
                              Incorporated*

               4.5 Warrant Agreement between American Stock Transfer & Trust Company and the Registrant*

               10.1 Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Humphrey P. Polanen*

               10.2 Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Cary M. Grossman*

               10.3 Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Daniel J. Johnson*

               10.4 Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Keith A. Walz*

               10.5 Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Scott Broomfield*

               10.6 Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Alberto Micalizzi*

               10.8           Investment   Management  Trust  Agreement  between
                              American Stock Transfer & Trust Company and the Registrant*

               10.9 Stock Escrow Agreement between the Registrant, American Stock Transfer & Trust Company and the Initial Stockholders*

               10.10 Registration Rights Agreement among the Registrant and the Initial Stockholders*

               10.11 Letter Agreement between Sand Hill Security, LLC and Registrant regarding administrative support*

               10.12 Revolving Credit Agreement in the principle amount of $60,000 between the Registrant and Sand Hill Security, LLC*

               10.13          Warrant  Purchase   Agreement  among  Humphrey  P.
                              Polanen and Newbridge Securities Corporation and I-Bankers Securities Incorporated (incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1, registration no. 333-114861, filed with the Securities and Exchange Commission)

               31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

               31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

               32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

--------------
* filed herewith

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The firm of Hein & Associates LLP acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

AUDIT FEES

     During the fiscal year ended December 31, 2004, the fees for our principal accountant are $23,600 in connection with our initial public offering (financial statements included in the Form S-1 and Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2004), the review of our June 30 and September 30 Quarterly Reports on Form 10-QSB and the audit of our December 31, 2004 Annual Report on Form 10-KSB.

AUDIT-RELATED FEES

     During 2004, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

TAX FEES

     During 2004, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

ALL OTHER FEES

     During 2004, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

AUDIT COMMITTEE APPROVAL

     We currently do not have an audit committee. Our Board of Directors approved the engagement of Hein Associates as our independent registered public accounting firm by unanimous consent on September 30, 2004.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned thereto duly authorized.

                                    Sand Hill IT Security Acquisition Corp.
                                    (Registrant)



Date: March 29, 2005                By:   /s/ Humphrey P. Polanen
                                         ------------------------
                                         Humphrey P. Polanen
                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                    OFFICE                            DATE
                  ---------                                    ------                            ----
                                                  Chief Executive Officer and
                                                  Director (Principal Executive
 /s/ Humphrey P. Polanen                          Officer)                                    March 29, 2005
 -------------------------------------------
Humphrey P. Polanen


                                                  President, Chief Financial
                                                  Officer and Director (Principal
/s/ Keith Walz                                    Financial and Accounting Officer)           March 29, 2005
--------------------------------------------
 Keith Walz



                                                  Executive Vice President of                 March 29, 2005
                                                  Corporate Development and
s/s Scott Broomfield                              Director
--------------------------------------------
Scott Broomfield


/s/ Cary M. Grossman                              Director                                    March 29, 2005
--------------------------------------------
Cary M. Grossman


/s/ Daniel Johnson, Jr.                           Director                                    March 29, 2005
--------------------------------------------
 Daniel Johnson, Jr.


/s/ Alberto Micalizzi                             Director                                    March 29, 2005
--------------------------------------------
Alberto Micalizzi

                               INDEX TO EXHIBITS



               Exhibit No.    Description
               ----------     -----------

               1.1 Underwriting Agreement by and between the Company, I-Bankers Securities Incorporated and Newbridge Securities Corporation dated July 26, 2004

               3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, registration no. 333-114861, filed with the Securities and Exchange Commission)

               3.2 By-laws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1, registration no. 333-114861, filed with the Securities and Exchange Commission)

               4.1 Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1, registration no. 333-114861, filed with the Securities and Exchange Commission)

               4.2 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-1, registration no. 333-114861, filed with the Securities and Exchange Commission)

               4.3 Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1, registration no. 333-114861, filed with the Securities and Exchange Commission)

               4.4.1 Unit Purchase Option No. UPO-2 dated July 30, 2004, granted to Newbridge Securities Corporation

               4.4.2 Unit Purchase Option No. UPO-3 dated July 30, 2004, granted to James E. Hosch

               4.4.3 Unit Purchase Option No. UPO-4 dated July 30, 2004, granted to Maxim Group, LLC

               4.4.4 Unit Purchase Option No. UPO-5 dated July 30, 2004, granted to Broadband Capital Management, LLC

               4.4.5          Unit  Purchase  Option  No.  UPO-6  dated July 30,
                              2004,    granted    to    I-Bankers     Securities
                              Incorporated

               4.5 Warrant Agreement between American Stock Transfer & Trust Company and the Registrant

               10.1 Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Humphrey P. Polanen

               10.2 Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Cary M. Grossman

               10.3 Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Daniel J. Johnson

               10.4 Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Keith A. Walz

               10.5 Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Scott Broomfield

               10.6 Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Alberto Micalizzi

               10.8           Investment   Management  Trust  Agreement  between
                              American Stock Transfer & Trust Company and the Registrant

               10.9 Stock Escrow Agreement between the Registrant, American Stock Transfer & Trust Company and the Initial Stockholders

               10.10 Registration Rights Agreement among the Registrant and the Initial Stockholders

               10.11 Letter Agreement between Sand Hill Security, LLC and Registrant regarding administrative support

               10.12 Revolving Credit Agreement in the principle amount of $60,000 between the Registrant and Sand Hill Security, LLC

               10.13          Warrant  Purchase   Agreement  among  Humphrey  P.
                              Polanen and Newbridge Securities Corporation and I-Bankers Securities Incorporated (incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1, registration no. 333-114861, filed with the Securities and Exchange Commission)

               31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002