Form 10QSB
period 2005-06-30
SAND HILL IT SECURITY ACQUISITION CORP
filed 2005-08-15
CIK 1288496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-QSB

__________________

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

Commission File Number 000-50813

Sand Hill IT Security Acquisition Corp.

--------------------------------

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware               20-0996152

(State or other Jurisdiction of incorporation)             (I.R.S. Employer Identification No.)

3000 Sand Hill Road

Building 1, Suite 240

Menlo Park, California

(Address of Principal Executive Office)

(650) 926-7022

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of June 30, 2005, 5,110,000 shares of common stock, par value $.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

Index	Page No.

Part I: Condensed Financial Information

Item 1 - Financial Statements	3

Unaudited Condensed Balance Sheet	3
Unaudited Condensed Statements of Operations	4
Unaudited Condensed Statements of Cash Flows	5
Notes to Unaudited Condensed Financial Statements	6

Item 2 - Management’s Discussion and Analysis or Plan of Operation	9

Item 3 - Controls and Procedures	10

Part II. Other Information

Item 6 - Exhibits and Reports on Form 8-K	11

Signatures	14
Exhibit Index	15

PART I. CONDENSED FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SAND HILL IT SECURITY ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED BALANCE SHEET

ASSETS		June 30, 2005 (Unaudited)
Current assets:
Cash		$526,180
Treasury securities held in trust, at market		21,353,922
Prepaid expenses		70,442
Total current assets		21,950,544
Total Assets		$21,950,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses		$92,522
Total Liabilities		92,522

Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized 5,000,000 shares; none issued	$ -	-
Common stock, $0.01 par value
Authorized 50,000,000 shares
Issued and outstanding, 5,110,000 and 5,110,000 shares, respectively		51,100
Additional paid-in capital		22,013,491
Deficit accumulated during the development stage		(206,569)
Total Stockholders’ Equity		21,858,021
Total Liabilities and Stockholders’ Equity		$21,950,544

See accompanying notes to condensed financial statements.

SAND HILL IT SECURITY ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2005 (Unaudited)	Six months ended June 30,2005 (Unaudited)	Period from April 15, 2004 (inception) to June 30, 2005 (Unaudited)
Formation and operating costs	$(244,569)	$(416,717)	$(608,663)

Operating loss	(244,569)	(416,717)	(608,663)
Interest income and mark to market gain	136,156	260,054	402,093

Net loss	$(108,413)	$(156,663)	$(206,570)
Weighted Average Shares Outstanding	5,110,000	5,110,000	3,896,928

Net loss Per Share (Basic and Diluted)	$(0.02)	$(0.03)	$(0.05)

See accompanying notes to condensed financial statements.

SAND HILL IT SECURITY ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2005 (Unaudited)	Period from April 15, 2004 (inception) to June 30, 2005 (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(156,663)	$(206,570)
Compensation expense related to issuance of Advisory Board options	14,682	17,129
Accretion of treasury bill and mark to market gain	(253,412)	(328,922)
Changes in assets & liabilities:
Prepaid expenses	61,689	(70,442)
Accounts payable and accrued expenses	76,750	92,522
	14,682	17,129
Net cash used in operating activities	(256,953)	(496,282)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of treasury bill in trust account	-	21,025,000
Net cash used in investing activities	-	21,025,000

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock to initial stockholders	-	25,000
Gross proceeds from public offering	-	24,660
Costs of public offering	-	(2,637,538)
Proceeds from stockholder loan	-	40,000
Repayment of stockholder loan	-	(40,000)
Net cash provided by financing activities	-	22,047,462

NET INCREASE (DECREASE) IN CASH	(256,953)	526,180
CASH AT BEGINNING OF PERIOD	783,134
CASH AT END OF PERIOD	$526,180	$526,180

See accompanying notes to condensed financial statements.

SAND HILL IT SECURITY ACQUISITION CORP.

(A Corporation in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The financial statements included herein as of and for the three and six months ended June 30, 2005 and the period from inception (April 15, 2004) to June 30, 2005, have been prepared by Sand Hill IT Security Acquisition Corp. (the “Company”) without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries), which are, in the opinion of the Company, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2004.

2.	ORGANIZATION, BUSINESS OPERATIONS

Sand Hill IT Security Acquisition Corp. was incorporated in Delaware on April 15, 2004 as a blank check company whose objective is to merge with or acquire an operating business in the IT security industry. The Company’s initial stockholders’ purchased 1,000,000 shares of common stock, $0.01 par value, for $25,000 on April 20, 2004.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on July 26, 2004. The Company consummated the Offering on July 30, 2004 and received proceeds, net of the underwriters’ discount of $22,022,462. Subsequently, the underwriters exercised their over allotment option and the Company received an additional $2,861,100 in proceeds, net of the underwriters’ discount. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a merger with or acquisition of an operating business in the IT security industry (a “Business Combination”). There is no assurance that the Company will be able to successfully affect a Business Combination. An amount equal to $21,025,000 is being held in an interest bearing trust account (the “Trust Fund”) until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds may only be invested in United States government securities with a maturity of 180 days or less. The remaining proceeds of the Offering may be used to pay for business, legal and accounting due diligence on prospective mergers or acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the merger with or acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders immediately prior to the Offering, vote against the Business Combination and exercise their conversion rights, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (the “Initial Stockholders”), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (the “Public Stockholders”) with respect to a Business Combination. The Business Combination will not be completed unless more than 50% of the Public Stockholders vote in favor of the transaction. After consummation of the Company’s first Business Combination, these voting safeguards will no longer apply.

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

The Company’s Certificate of Incorporation provides for the mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (January 30, 2006), or 24 months from the consummation of the Offering (July 30, 2006) if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering as described in Note 3).

3.	PUBLIC OFFERING

On July 30, 2004, the Company sold 3,600,000 units (“Units”) in a public offering, which included granting the underwriters’ an over-allotment option to purchase up to an additional 540,000 Units. Subsequently, the underwriters exercised their over-allotment option and purchased an additional 510,000 units. Each Unit consists of one share of the Company’s common stock, $0.01 par value, and two Redeemable common stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of the completion of a Business Combination or July 25, 2005 and expiring July 25, 2009. The Warrants are redeemable by the Company at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of the redemption is given. In connection with the Offering, the Company issued an option for $100 to the underwriters’ to purchase 270,000 Units at an exercise price of $7.50 per Unit. The Units issuable upon exercise of this option are identical to those included in the Offering except that the exercise price of the Warrants included in the Units will be $6.65 per share.

4.	TREASURY SECURITIES

Treasury securities are classified as trading securities and are carried at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings.

5.	COMMITMENT

The Company presently occupies office space provided by an Initial Stockholder and affiliate of the officers and directors of the Company. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services.

6.	NOTE PAYABLE

Sand Hill Security, LLC, an Initial Stockholder and affiliate of the officers and directors of the Company, entered into a revolving credit agreement with the Company in the amount of $60,000. Advances under the credit facility amounted to $40,000 as of July 30, 2004. The loan was repaid out of the net proceeds of the Offering.

7.	COMMON STOCK

At June 30, 2005, 50,000,000 shares of $0.01 par value common stock were authorized and 5,110,000 shares were outstanding.

8.	PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the financial statements and footnotes thereto incorporated by reference in this report.

Forward Looking Statements

Certain statements contained in this interim report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this interim report could differ materially from those stated in such forward-looking statements due to various factors, including but not limited to, our being a development stage company with no operating history, our dependence on key personnel some of whom may join us following a business combination, our personnel allocating their time to other businesses and potentially having conflicts of interest with our business, our potentially being unable to obtain additional financing to complete a business combination, the ownership of our securities being concentrated, risks associated with the IT security industry and those other risks and uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, including our Registration Statement on Form S-1 that was declared effective July 26, 2004 and the definitive Prospectus thereunder, our annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005, and the uncertainties set forth from time to time in the Company’s filings and other public statements.

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

The net proceeds from the Offering and the capital contributed by our Initial Stockholders amounted to approximately $22.02 million. As of June 30, 2005, we had cash of $526,180, and treasury securities in our trust account (at cost) of $21,353,922; a total of approximately $21.9 million. The difference between the sum of our initial capital plus the net proceeds of the Offering reduced by our cash and amount we placed in trust is approximately $140,000. Through June 30, 2005, we have used $496,282 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $328,922 in interest and $9,171 on money market accounts through June 30, 2005.

For the three months ended June 30, 2005, we earned interest income of approximately $2,526 and recorded income from the accretion in value of our trust account of approximately $133,630. We incurred operating expenses of approximately $245,000 for that same period. Our expenses consist primarily of professional fees, overhead fees, insurance, financial advisory fees, and certain other expenses associated with being a public company.

Over the 24-month period subsequent to the consummation of the Offering, we anticipate approximately $250,000 of expenses for legal, accounting and other expenses related to the due diligence investigations, and structuring and negotiating of a business combination, $180,000 for the administrative fee payable to Sand Hill Security, LLC ($7,500 per month for two years), $100,000 of expenses for the due diligence and investigation of a target business, $75,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $475,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $180,000 for director and officer liability insurance premiums, inclusive of the amounts set out in the preceding paragraph. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

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

Item 3. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2005 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities by Small Business Issuer.

None.

(b)	Use of Proceeds.

On July 30, 2004, we closed the Offering of 3,600,000 Units, with each Unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The Units were sold at an offering price of $6.00 per Unit, generating gross proceeds of $21,600,000. Additionally, the underwriters’ purchased 510,000 units, pursuant to the exercise of the over-allotment option granted in connection with the Offering, generating gross proceeds of $3,060,000. The representatives of the underwriters in the Offering were I-Bankers Securities Incorporated and Newbridge Securities Corporation. The securities sold in the Offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (No. 333-114861). The Securities and Exchange Commission declared the registration statement effective on July 26, 2004.

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

Dated: August 15, 2005

SAND HILL IT SECURITY ACQUISITION CORP.

/s/ Humphrey P. Polanen
Humphrey P. Polanen
Chief Executive Officer

/s/ Keith Walz
Keith Walz
Chief Financial Officer and Secretary

EXHIBIT INDEX

Number	Description

31.1	Section 302 Certification by CEO

31.2	Section 302 Certification by CFO

32.1	Section 906 Certification by CEO

32.2	Section 906 Certification by CFO