Form 10QSB
period 2005-09-30
SAND HILL IT SECURITY ACQUISITION CORP
filed 2005-11-15
CIK 1288496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-QSB

__________________

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

As of September 30, 2005, 5,110,000 shares of common stock, par value $.01 per share, were issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Index	Page No.

Part I: Condensed Financial Information

Item 1 -Financial Statements	3

Unaudited Condensed Balance Sheet	3
Unaudited Condensed Statements of Operations	4
Unaudited Condensed Statements of Cash Flows	5
Notes to Unaudited Condensed Financial Statements	6

Item 2 - Management’s Discussion and Analysis or Plan of Operation	9

Item 3 - Controls and Procedures	10

Part II. Other Information

Item 6 - Exhibits and Reports on Form 8-K	11

Signatures	12
Exhibit Index	13

PART I. CONDENSED FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SAND HILL IT SECURITY ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED BALANCE SHEET

ASSETS	September 30, 2005 (Unaudited)
Current assets:
Cash	$331,343
Treasury securities held in trust, at market	21,530,847
Prepaid expenses	42,624
Total Assets	$21,904,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$145,910
Total Liabilities	145,910

Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized 5,000,000 shares; none issued	$-
Common stock, $0.01 par value
Authorized 50,000,000 shares
Issued and outstanding 5,110,000 shares	51,100
Additional paid-in capital	22,020,832
Deficit accumulated during the development stage	(313,027)
Total Stockholders’ Equity	21,758,905
Total Liabilities and Stockholders’ Equity	$21,904,815

See accompanying notes to condensed financial statements.

SAND HILL IT SECURITY ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED STATEMENTS OF OPERATIONS

	Nine months ended September 30, 2005 (Unaudited)	Three months ended September 30, 2005 (Unaudited)	Period from April 15, 2004 (inception) to September 30, 2004 (Unaudited)	Three months ended September 30, 2004 (Unaudited)	Period from April 15, 2004 (inception) to September 30, 2005 (Unaudited)

Formation and operating costs	$ (701,284)	$ (285,567)	$ (63,125)	$ (50,432)	$ (893,230)

Operating loss	(701,284)	(285,567)	(63,125)	(50,432)	(893,230)

Interest income and mark to market gain	438,163	178,109	46,752	46,752	580,202

Net loss	$ (263,121)	$ (107,458)	$ (16,373)	$ (3,680)	$ (313,028)

Weighted Average Shares Outstanding	5,110,000	5,110,000	2,542,454	3,732,826	4,317,367

Net loss Per Share (Basic and Diluted)	$ (0.05)	$ (0.02)	$ (0.01)	$ (0.00)	$ (0.07)

See accompanying notes to condensed financial statements.

SAND HILL IT SECURITY ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2005 (Unaudited)	Period from April 15, 2004 (inception) to September 30, 2004 (Unaudited)	Period from April 15, 2004 (inception) to September 30, 2005 (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(263,121)	$(16,373)	$(313,028)
Compensation expense related to issuance of Advisory Board options	22,023	-	24,470
Changes in assets & liabilities:
Accretion of treasury bill and mark to market gain	(430,337)	(46,464)	(569,847)
Prepaid expenses	89,508	(170,476)	(42,624)
Accounts payable and accrued expenses	130,138	13,772	145,910

Net cash used in operating activities	(451,789)	(219,541)	(691,119)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of treasury bill in trust account	-	(20,961,000)	(20,961,000)
Net cash used in investing activities	-	(20,961,000)	(20,961,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock to initial stockholders	-	25,000	25,000
Gross proceeds from public offering	-	24,660,000	24,660,000
Costs of public offering	-	(2,636,773)	(2,637,538)
Proceeds from stockholder loan	-	40,000	40,000
Repayment of stockholder loan	-	(40,000)	(40,000)
Net cash provided by financing activities	-	22,047,462	22,047,462

NET INCREASE (DECREASE) IN CASH	(451,789)	867,686	331,343
CASH AT BEGINNING OF PERIOD	783,133	-	-
CASH AT END OF PERIOD	331,343	867,686	331,343

See accompanying notes to condensed financial statements.

SAND HILL IT SECURITY ACQUISITION CORP.

(A Corporation in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The financial statements included herein as of and for the three and nine months ended September 30, 2005, the three months ended September 30, 2004, the period from inception (April 15, 2004) to September 30, 2004 and the period from inception to September 30, 2005, have been prepared by Sand Hill IT Security Acquisition Corp. (the “Company”) without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its subsidiary, Sand Hill Merger Corp. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries), which are, in the opinion of the Company, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2004.

2.	ORGANIZATION, BUSINESS OPERATIONS

Sand Hill IT Security Acquisition Corp. was incorporated in Delaware on April 15, 2004 as a blank check company whose objective is to merge with or acquire an operating business in the IT security industry. The Company’s initial stockholders’ purchased 1,000,000 shares of common stock, $0.01 par value, for $25,000 on April 20, 2004.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on July 26, 2004. The Company consummated the Offering on July 30, 2004 and received proceeds, net of the underwriters’ discount of $22,022,462. Subsequently, the underwriters exercised their over allotment option and the Company received an additional $2,861,100 in proceeds, net of the underwriters’ discount. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a merger with or acquisition of an operating business in the IT security industry (“Business Combination”). There is no assurance that the Company will be able to successfully affect a Business Combination. An amount equal to $20,961,000 was placed in an interest bearing trust account (the “Trust Fund”) until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds may only be invested in United States government securities with a maturity of 180 days or less. The remaining proceeds of the Offering may be used to pay for business, legal and accounting due diligence on prospective mergers or acquisitions and continuing general and administrative expenses.

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

The Company’s Certificate of Incorporation provides for the mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (January 30, 2006), or 24 months from the consummation of the Offering (July 30, 2006) if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering as described in Note 3). On October 26, 2005, the Company entered into a definitive merger agreement (see Note 5).

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

5.	SUBSEQUENT EVENT

On October 26, 2005, the Company and its wholly-owned subsidiary Sand Hill Merger Corp., a Delaware corporation (“Merger Sub”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with St. Bernard Software, Inc., a Delaware corporation (“St. Bernard”), pursuant to which Merger Sub will merge with and into St. Bernard in an all-stock transaction (the “Merger”). At the effective time of the Merger, St. Bernard will be the surviving corporation and become a wholly-owned subsidiary of the Company.

6.	COMMITMENT

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

7.	NOTE PAYABLE

Sand Hill Security, LLC, an Initial Stockholder and affiliate of the officers and directors of the Company, entered into a revolving credit agreement with the Company in the amount of $60,000. Advances under the credit facility amounted to $40,000 as of July 30, 2004. The loan was repaid out of the net proceeds of the Offering.

8.	COMMON STOCK

At September 30, 2005, 50,000,000 shares of $0.01 par value common stock were authorized and 5,110,000 shares were outstanding.

9.	PREFERRED STOCK

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

Forward Looking Statements

Certain statements contained in this interim report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this interim report could differ materially from those stated in such forward-looking statements due to various factors, including but not limited to, our being a development stage company with no operating history, our dependence on key personnel some of whom may join us following a business combination, our personnel allocating their time to other businesses and potentially having conflicts of interest with our business, our potentially being unable to obtain additional financing to complete a business combination, the ownership of our securities being concentrated, risks associated with the IT security industry and those other risks and uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, including our Registration Statement on Form S-1 that was declared effective July 26, 2004 and the definitive Prospectus thereunder, our annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005, and the uncertainties set forth from time to time in the Company’s filings and other public statements. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

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

The net proceeds from the Offering and the capital contributed by our Initial Stockholders amounted to approximately $22.02 million. As of September 30, 2005, we had cash of $331,343, and treasury securities in our trust account (at cost) of $21,530,847; a total of approximately $21.9 million. The difference between the sum of our initial capital plus the net proceeds of the Offering reduced by our cash and amount we placed in trust is approximately $140,000. Through September 30, 2005, we have used $781,849 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $569,202 in interest and $10,355 on money market accounts through September 30, 2005.

For the three months ended September 30, 2005, we earned interest income of approximately $1,184 and recorded income from the accretion in value of our trust account of approximately $176,925. We incurred operating expenses of approximately $285,567 for that same period. Our expenses consist primarily of professional fees, overhead fees, insurance, financial advisory fees, and certain other expenses associated with being a public company.

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

On October 26, 2005, the Company and its wholly-owned subsidiary Sand Hill Merger Corp., a Delaware corporation (“Merger Sub”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with St. Bernard Software, Inc., a Delaware corporation (“St. Bernard”), pursuant to which Merger Sub will merge with and into St. Bernard in an all-stock transaction (the “Merger”). At the effective time of the Merger, St. Bernard will be the surviving corporation and become a wholly-owned subsidiary of the Company.

We intend to file a proxy statement and registration statement on Form S-4 with the Securities and Exchange Commission as soon as practicable in connection with the Merger.

Item 3. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2005 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Section 302 Certification by CEO

31.2	Section 302 Certification by CFO

32.1	Section 906 Certification by CEO

32.2	Section 906 Certification by CFO

(b)	Reports on Form 8-K:

Date	Items	Financial Statements
October 27, 2005	1.01 and 9.01	None
October 28, 2005	1.01 and 9.01	None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2005

SAND HILL IT SECURITY ACQUISITION CORP.

/s/ Humphrey P. Polanen
Humphrey P. Polanen
Chief Executive Officer

/s/Keith Walz
Keith Walz
Chief Financial Officer and Secretary

EXHIBIT INDEX

Number	Description

31.1	Section 302 Certification by CEO

31.2	Section 302 Certification by CFO

32.1	Section 906 Certification by CEO

32.2	Section 906 Certification by CFO