Form 10QSB/A
period 2004-09-30
SAND HILL IT SECURITY ACQUISITION CORP
filed 2005-12-16
CIK 1288496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________
FORM 10-QSB/A
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
Yes ☐ No ☒

Sand Hill IT Security Acquisition Corp., a Delaware corporation (the “Company”), hereby amends, as set forth herein, the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004 filed with the Securities and Exchange Commission on November 15, 2004 (the “Form 10-QSB”). The item numbers and responses thereto are in accordance with the requirements of Form 10-QSB. All capitalized terms used and not otherwise defined herein shall have the meaning specified in the Form 10-QSB.

PART I. CONDENSED FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

SAND HILL IT SECURITY ACQUISITION CORP.
(A Corporation in the Development Stage)
CONDENSED BALANCE SHEETS

	September 30, 2004 (Unaudited)	April 20, 2004
	(Restated)
ASSETS
Current assets:
Cash	$867,686	$25,000
Treasury bill held in trust	21,007,464	—
Prepaid expenses	170,476	—

Total current assets	22,045,626	25,000

Deferred offering costs	—	9,203

Total Assets	$22,045,626	$34,203

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$13,772	$13,953

Total Liabilities	13,772	13,953
Common stock subject to possible conversion (821,589 shares at conversion value)	4,199,392
Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized 5,000,000 shares; none issued	—	—
Common stock, $0.01 par value Authorized 50,000,000 shares Issued and outstanding, 5,110,000 and 1,000,000 shares, respectively	51,110	10,000
Additional paid-in capital	17,797,735	15,000
Deficit accumulated during the development stage	(16,373)	(4,750)

Total Stockholders’ Equity	17,832,472	20,250

Total Liabilities and Stockholders’ Equity	$22,045,626	$34,203

See accompanying notes to condensed financial statements.

SAND HILL IT SECURITY ACQUISITION CORP.
(A Corporation in the Development Stage)
CONDENSED STATEMENTS OF OPERATIONS

	Period from April 15, 2004 (inception) to September 30, 2004 (Unaudited)	Three Months Ended September 30, 2004 (Unaudited)	Period from April 15, 2004 (inception) to April 20, 2004

Formation and operating costs	$63,125	$50,432	$4,750

Operating loss	$(63,125)	(50,432)	(4,750)

Interest income	46,752	46,752	—

Net loss	$(16,373)	$(3,680)	$(4,750)1

Weighted Average Shares Outstanding	2,542,454	3,762,857	1,000,000

Net Loss Per Share (Basic and Diluted)	$(0.01)	$(0.00)	$(0.00)

See accompanying notes to condensed financial statements.

SAND HILL IT SECURITY ACQUISITION CORP.
(A Corporation in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS

	Period from April 15, 2004 (inception) to September 30, 2004 (Unaudited)	Period from April 15, 2004 (inception) to April 20, 2004
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(16,373)	$(4,750)
Accretion of treasury bill	(46,464)	—
Increase in prepaid expenses	(170,476)	—
Increase in accounts payable and accrued expenses	13,772	13,953

Net cash provided by (used in) operating activities	(219,541)	9,203

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of treasury bill in trust account	(20,961,000)	—

Net cash used in investing activities	(20,961,000)	—

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock to initial stockholders	25,000	25,000
Gross proceeds from public offering	24,660,000	—
Costs of public offering	(2,636,773)	(9,203)

Proceeds from stockholder loan	40,000	—
Repayment of stockholder loan	(40,000)	—

Net cash provided by financing activities	22,048,227	15,797

NET INCREASE IN CASH	867,686	25,000
CASH AT BEGINNING OF PERIOD	—	—

CASH AT END OF PERIOD	$867,686	$25,000

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

7.    RESTATEMENT

The balance sheet for September 30, 2004 has been restated to reclassify out of equity 821,519 shares of common stock subject to conversion in the amount of $4,199,392 to common stock subject to possible conversion in the accompanying balance sheet.

Item 3. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2004 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective. However, in connection with the preparation of the Registration Statement on Form S-4 related to the Agreement and Plan of Merger, dated as of October 26, 2005, by and among our company, St. Bernard Software, Inc. and Sand Hill Merger Corp., we were advised by our independent registered accounting firm, Hein & Associates LLP (“Hein”) on December 13, 2005, that we may need to reclassify certain amounts in our financial statements from our stockholders’ equity to common stock subject to possible conversion. Hein based its conclusions upon a review of recently filed registration statements and periodic filings for other targeted acquisition companies similar to ourselves and their review of applicable accounting literature, and recommended that we make such reclassifications to reflect current practice in this area. We addressed this concern by determining to restate our financial statements to reflect this reclassification. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 15, 2005
SAND HILL IT SECURITY ACQUISITION CORP.

/s/ Humphrey P. Polanen Humphrey P. Polanen Chief Executive Officer

/s/ Keith Walz Keith Walz Chief Financial Officer and Secretary