Form 10KSB/A
period 2004-12-31
SAND HILL IT SECURITY ACQUISITION CORP
filed 2005-12-16
CIK 1288496

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB/A

☒	Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

☐	Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________to _____________

Commission File Number: 000-50813

SAND HILL IT SECURITY ACQUISITION CORP.
(Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-0996152 (I.R.S. Employer Identification No.)
3000 Sand Hill Road Building 1, Suite 240 Menlo Park, California (Address of Principal Executive Offices)	94025 (Zip code)

(650) 926-7022
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
None
(Title of class)

Securities registered under Section 12(g) of the Exchange Act:
Units consisting of one share of Common Stock,
par value $.01 per share, and two Warrants
Common Stock, $.01 par value per share
Warrants to purchase shares of Common Stock
(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

State issuer’s revenues for its most recent fiscal year: None

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

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Sand Hill IT Security Acquisition Corp., a Delaware corporation (the “Company”), hereby amends, as set forth herein, the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005 (the “Form 10-KSB”). The item numbers and responses thereto are in accordance with the requirements of Form 10-KSB. All capitalized terms used and not otherwise defined herein shall have the meaning specified in the Form 10-KSB.

PART II

ITEM 7. FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Sand Hill IT Security Acquisition Corp.
Houston, Texas

We have audited the accompanying balance sheet of Sand Hill IT Security Acquisition Corp. (a corporation in the development stage) as of December 31, 2004, and the related statement of operations, stockholders’ equity and cash flows for the period from April 15, 2004 (inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As explained in Note 9 to the financial statements, the Company has restated the accompanying balance sheet to reflect the possible conversion of 821,589 shares of common stock.

/s/ HEIN & ASSOCIATES LLP
March 15, 2005
Houston, Texas

SAND HILL IT SECURITY ACQUISITION CORP.
(A Corporation in the Development Stage)
BALANCE SHEET

December 31, 2004
(Restated)
ASSETS
Current assets:
Cash	$783,133
Treasury bill held in trust	21,100,510
Prepaid expenses	132,131

Total current assets	22,015,774

Total Assets	$22,015,774

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$15,772

Total Liabilities	15,772

Common stock subject to possible conversion (821,589 shares at conversion value)	4,217,992
Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized 5,000,000 shares; none issued	—
Common stock, $0.01 par value Authorized 50,000,000 shares Issued and outstanding, 5,110,000 shares	51,100
Additional paid-in capital	17,780,817
Deficit accumulated during the development stage	(49,907)

Total Stockholders’ Equity	17,782,010

Total Liabilities and Stockholders’ Equity	$22,015,774

See accompanying notes to financial statements.

SAND HILL IT SECURITY ACQUISITION CORP.
(A Corporation in the Development Stage)
STATEMENT OF OPERATIONS

Period from April 15, 2004 (inception) to December 31, 2004

Formation and operating costs	$(191,946)

Operating loss	$(191,946)

Interest income	142,039

Net loss	$(49,907)

Weighted Average Shares Outstanding	3,468,784

Net Loss Per Share (Basic and Diluted)	$(0.01)

See accompanying notes to financial statements.

SAND HILL IT SECURITY ACQUISITION CORP.
(A Corporation in the Development Stage)
STATEMENT OF CASH FLOWS

Period from April 15, 2004 (inception) to December 31, 2004
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(49,907)
Accretion of treasury bill	(75,510)
Increase in prepaid expenses	(132,131)
Increase in accounts payable and accrued expenses	15,772
Compensation expense related to issuance of Advisory Board options	2,447
Net cash provided by (used in) operating activities	(239,329)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of treasury bill in trust account	(21,025,000)

Net cash used in investing activities	(21,025,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock to initial stockholders	25,000
Gross proceeds from public offering	24,660,000
Costs of public offering	(2,637,538)
Proceeds from stockholder loan	40,000
Repayment of stockholder loan	(40,000)

Net cash provided by financing activities	22,047,462

NET INCREASE IN CASH	783,133
CASH AT BEGINNING OF PERIOD	—

CASH AT END OF PERIOD	$783,133

See accompanying notes to financial statements.

SAND HILL IT SECURITY ACQUISITION CORP.
(A Corporation in the Development Stage)
STATEMENT OF STOCKHOLDERS' EQUITY
Period from April 15, 2004 (inception) to December 31, 2004
(Restated)

	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total
Balance, April 15, 2004 (inception)	$—	$—	$—	$—	$—

Sale of 1,000,000 shares of common stock to initial stockholders at $0.025 per share	1,000,000	$10,000	$15,000		$25,000

Sale of 3,600,000 shares of common stock to public stockholders at $6.00 per share, net of offering expenses of $2,637,5538	3,600,000	$36,000	$18,926,462		$18,962,462

Sale pf 510,000 shares of common stock to underwriters at $6.00 per share	510,00	$5,100	$3,054,900		$3,060,00

Amortization of Advisory Board Compensation			$2,447		$2,447

Reduction of capital related to the common stock subject to possible conversion (821,589 shares at conversion value)	$—	$—	$(4,202,898)	$—	$(4,202,898)

Increase in value of shares of common stock subject to possible conversion (821,589 shares at conversion value)	$—	$—	$(15,094)	$—	$(15,094)

Net loss for the period April 15, 2004 (inception) to December 31, 2004				$(49,907)	$(49,907)

Balance, December 31, 2004	$5,100,000	$51,100	$17,780,817	$(49,907)	$17,782,010

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

8.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share as of December 31, 2004.

	Shares	Weighted Average Exercise Prices	Weighted Average Fair Value

Stock options outstanding at April 15, 2004	—	$—	$—
Options granted	60,000	4.75	.98
Options cancelled	—	—	—

Stock options outstanding at December 31, 2004	60,000	$4.75	$.98

Common shares authorized under the 2004 Stock Plan	100,000
Outstanding options	(60,000)
Outstanding grants	—
Options available for grant at December 31, 2004	40,000

Shares exercisable at December 31, 2004	60,000	$4.75

The weighted average remaining contractual life of options is 5 years.

9.    RESTATEMENT

The balance sheet for December 31, 2004 has been restated to reclassify out of equity 821,519 shares of common stock subject to conversion in the amount of $4,217,992 to common stock subject to possible conversion in the accompanying balance sheet.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB/A to be signed on its behalf by the undersigned thereto duly authorized.

Sand Hill IT Security Acquisition Corp.
(Registrant)

Date: December 15, 2005          By: /s/ Humphrey P. Polanen
                               Humphrey P. Polanen
                               Chief Executive Officer