Form 10QSB/A
period 2005-03-31
SAND HILL IT SECURITY ACQUISITION CORP
filed 2005-12-16
CIK 1288496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________
FORM 10-QSB/A
__________________
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.
Commission File Number 000-50813

Sand Hill IT Security Acquisition Corp.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-0996152
(State or other Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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
Yes ☐ No ☒

Sand Hill IT Security Acquisition Corp., a Delaware corporation (the “Company”), hereby amends, as set forth herein, the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2005 filed with the Securities and Exchange Commission on May 16, 2005 (the “Form 10-QSB”). The item numbers and responses thereto are in accordance with the requirements of Form 10-QSB. All capitalized terms used and not otherwise defined herein shall have the meaning specified in the Form 10-QSB.

PART I. CONDENSED FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

SAND HILL IT SECURITY ACQUISITION CORP.
(A Corporation in the Development Stage)
CONDENSED BALANCE SHEETS

March 31, 2005 (Unaudited)
(Restated)
ASSETS
Current assets:
Cash	$697,785
Treasury securities held in trust, at market	21,220,292
Prepaid expenses	101,287

Total current assets	22,019,364

Total Assets	$22,019,364
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$60,270

Total Liabilities	60,270

Common stock subject to possible conversion (821,589 shares at conversion value)	4,241,936
Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized 5,000,000 shares; none issued	$—
Common stock, $0.01 par value Authorized 50,000,000 shares Issued and outstanding, 5,110,000 and 5,110,000 shares, respectively	51,100
Additional paid-in capital	17,764,215
Deficit accumulated during the development stage	(98,157)
Total Stockholders’ Equity	17,717,158
Total Liabilities and Stockholders’ Equity	$22,019,364

See accompanying notes to condensed financial statements.

SAND HILL IT SECURITY ACQUISITION CORP.
(A Corporation in the Development Stage)
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2005 (Unaudited)	Period from (inception) to March 31, 2005 (Unaudited)

Formation and operating costs	$172,148	$364,094

Operating loss	(172,148)	(364,094)

Interest income and mark to market gain	123,898	265,937

Net loss	$(48,250)	$(98,157)

Weighted Average Shares Outstanding	5,110,000	3,896,928

Net Loss Per Share (Basic and Diluted)	$(0.01)	$(0.02)

See accompanying notes to condensed financial statements.

SAND HILL IT SECURITY ACQUISITION CORP.
(A Corporation in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2005 (Unaudited)	Period from April 15, (inception) to March 31, 2005 (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(48,250)	$(98,157)
Accretion of treasury bill and mark to market gain	(119,782)	(195,292)
Increase in prepaid expenses	30,844	(101,287)
Increase in accounts payable and accrued expenses	44,498	60,270
Compensation expense related to issuance of Advisory Board Options	7,341	9,788

Net cash provided by (used in) operating activities	(85,348)	(324,677)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of treasury bill in trust account	—	(21,025,000)

Net cash used in investing activities	—	(21,025,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock to initial stockholders	—	25,000
Gross proceeds from public offering	—	24,660,000
Costs of public offering	—	(2,637,538)
Proceeds from stockholder loan	—	40,000
Repayment of stockholder loan	—	(40,000)

Net cash provided by financing activities	—	22,047,462

NET INCREASE IN CASH	(85,348)	697,785
CASH AT BEGINNING OF PERIOD	783,133	—

CASH AT END OF PERIOD	$697,785	$697,785

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

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on July 26, 2004. The Company consummated the Offering on July 30, 2004 and received proceeds, net of the underwriters’ discount of $22,022,462. Subsequently, the underwriters exercised their over allotment option and the Company received an additional $2,861,100 in proceeds, net of the underwriters’ discount. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a merger with or acquisition of an operating business in the IT security industry (“Business Combination”). There is no assurance that the Company will be able to successfully affect a Business Combination. An amount equal to $21,025,000 is being held in an interest bearing trust account (“Trust Fund”) until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds may only be invested in United States government securities with a maturity of 180 days or less. The remaining proceeds of the Offering may be used to pay for business, legal and accounting due diligence on prospective mergers or acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the merger with or acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders immediately prior to the Offering, vote against the Business Combination and exercise their conversion rights, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to a Business Combination. The Business Combination will not be completed unless more than 50% of the Public Stockholders vote in favor of the transaction. After consummation of the Company’s first Business Combination, these voting safeguards no longer apply.

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

9.	RESTATEMENT

The balance sheet for March 31, 2005 has been restated to reclassify out of equity 821,519 shares of common stock subject to conversion in the amount of $4,241,936 to common stock subject to possible conversion in the accompanying balance sheet.

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