Form 10QSB/A
period 2005-06-30
SAND HILL IT SECURITY ACQUISITION CORP
filed 2005-12-16
CIK 1288496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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
Yes ☐ No ☒

Sand Hill IT Security Acquisition Corp., a Delaware corporation (the “Company”), hereby amends, as set forth herein, the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2005 filed with the Securities and Exchange Commission on August 15, 2005 (the “Form 10-QSB”). The item numbers and responses thereto are in accordance with the requirements of Form 10-QSB. All capitalized terms used and not otherwise defined herein shall have the meaning specified in the Form 10-QSB.

PART I. CONDENSED FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SAND HILL IT SECURITY ACQUISITION CORP.
(A Corporation in the Development Stage)
CONDENSED BALANCE SHEET

ASSETS	June 30, 2005 (Unaudited)
(Restated)
Current assets:
Cash	$526,180
Treasury securities held in trust, at market	21,353,922
Prepaid expenses	70,442
Total current assets	21,950,544
Total Assets	$$21,950,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$$92,522
Total Liabilities	92,522

Common stock subject to possible conversion (821,589 shares at conversion value)	4,268,649
Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized 5,000,000 shares; none issued	$ $-
Common stock, $0.01 par value
Authorized 50,000,000 shares
Issued and outstanding, 5,110,000 and 5,110,000 shares, respectively	51,100
Additional paid-in capital	17,744,842
Deficit accumulated during the development stage	(206,569)
Total Stockholders’ Equity	17,589,373
Total Liabilities and Stockholders’ Equity	$$21,950,544

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

9.	RESTATEMENT

The balance sheet for June 30, 2005 has been restated to reclassify out of equity 821,519 shares of common stock subject to conversion in the amount of $4,268,649 to common stock subject to possible conversion in the accompanying balance sheet.

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