Form 10QSB/A
period 2005-09-30
SAND HILL IT SECURITY ACQUISITION CORP
filed 2005-12-16
CIK 1288496

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
Yes ☐ No ☒

Sand Hill IT Security Acquisition Corp., a Delaware corporation (the “Company”), hereby amends, as set forth herein, the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2005 filed with the Securities and Exchange Commission on November 14, 2005 (the “Form 10-QSB”). The item numbers and responses thereto are in accordance with the requirements of Form 10-QSB. All capitalized terms used and not otherwise defined herein shall have the meaning specified in the Form 10-QSB.

Item 1. Condensed Financial Statements

SAND HILL IT SECURITY ACQUISITION CORP.
(A Corporation in the Development Stage)
CONDENSED BALANCE SHEET

ASSETS	September 30, 2005 (Unaudited)
(Restated)
Current assets:
Cash	$331,343
Treasury securities held in trust, at market	21,530,847
Prepaid expenses	42,624
Total Assets	$21,904,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$145,910
Total Liabilities	145,910
Common stock subject to possible conversion (821,589 shares at conversion value)	4,304,016
Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized 5,000,000 shares; none issued	$-
Common stock, $0.01 par value
Authorized 50,000,000 shares
Issued and outstanding 5,110,000 shares	51,100
Additional paid-in capital	17,716,816
Deficit accumulated during the development stage	(313,027)
Total Stockholders’ Equity	17,454,889
Total Liabilities and Stockholders’ Equity	$21,904,815

See accompanying notes to condensed financial statements.

SAND HILL IT SECURITY ACQUISITION CORP.
(A Corporation in the Development Stage)
CONDENSED STATEMENTS OF OPERATIONS

	Nine months ended September 30, 2005 (Unaudited)	Three months ended September 30, 2005 (Unaudited)	Period from April 15, 2004 (inception) to September 30, 2004 (Unaudited)	Three months ended September 30, 2004 (Unaudited)	Period from April 15, 2004 (inception) to September 30, 2005 (Unaudited)

Formation and operating costs	$(701,284)	$(285,567)	$(63,125)	$(50,432)	$(893,230)

Operating loss	(701,284)	(285,567)	(63,125)	(50,432)	(893,230)

Interest income and mark to market gain	438,163	178,109	46,752	46,752	580,202

Net loss	$(263,121)	$(107,458)	$(16,373)	$(3,680)	$(313,028)

Weighted Average Shares Outstanding	5,110,000	5,110,000	2,542,454	3,732,826	4,317,367

Net loss Per Share (Basic and Diluted)	$(0.05)	$(0.02)	$(0.01)	$(0.00)	$(0.07)

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

10.	RESTATEMENT

The balance sheet for September 30, 2005 has been restated to reclassify out of equity 821,519 of common stock subject to conversion in the amount of $4,304,016 to common stock subject to possible conversion in the accompanying balance sheet.

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