Form 10KSB
period 2005-12-31
SAND HILL IT SECURITY ACQUISITION CORP
filed 2006-03-17
CIK 1288496

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

☐	Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ___________to ___________

Commission File Number: 000-50813

SAND HILL IT SECURITY ACQUISITION CORP.
(Name of Small Business Issuer in Its Charter)
Delaware (State or Other Jurisdiction of Incorporation or Organization) 3000 Sand Hill Road Building 1, Suite 240 Menlo Park, California (Address of Principal Executive Offices)	20-0996152 (I.R.S. Employer Identification No.) 94025 (Zip code)
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

Yes  ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒  No ☐

State issuer’s revenues for its most recent fiscal year: None

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 8, 2006, was approximately $21.7 million. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of March 8, 2006, 5,110,000 shares of common stock, par value $.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

SAND HILL IT SECURITY ACQUISITION CORP.

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in, or incorporated by reference into, this report.

Item 1. Description of Business

General

Sand Hill IT Security Acquisition Corp. (the “Company”) is a blank check company formed to serve as a vehicle for the acquisition of a target business in a specified industry. Our objective is to acquire an operating business in the IT security industry. We were incorporated in Delaware on April 15, 2004. Our initial stockholders purchased 1,000,000 shares of common stock, $.01 par value, for $25,000. The registration statement for our initial public offering (the “Offering”) was declared effective July 26, 2004. We consummated the Offering on July 30, 2004. The net proceeds, after deducting the underwriters discount and offering expenses, and including the sale of 510,000 units in the underwriters over-allotment option, was $22,022,462. $20,961,000 of these net proceeds has been placed in a trust fund and invested in United States government securities. The funds held in the trust account will not be released until the earlier of the date on which we consummate a business combination or liquidate our assets.

Current Trends in the Information Technology (IT) Security Industry

The IT security market continues to be attractive from a business perspective. In January of 2006, the investment banking firm of Goldman Sachs reported that IT security continues as the highest spending priority amongst CIOs and CTOs in the U.S. for 2006. The industry is generally characterized by the following:

•	escalating volume of Internet attacks on business, industry and government, reaching over 140,000 attacks in 2004;

•	increasing sophistication of attacks and increasing cost per attack;

•	material loss in employee productivity due to unauthorized Internet usage during working hours;

•
significant recent increases in government and regulatory requirements specifically targeting security, including but not limited to, Sarbanes-Oxley (SOX), HIPPA, BASEL II, Gramm-Leach-Bliley, GISRA, etc;

•	increases in customer demand for integrated, full solution product suites; and

•	a strong preference in Small and Medium Enterprises for easy to install and easy to use security appliances.

Many organizations use the Internet to enable critical business applications that are accessed over their corporate networks. Many employees also use their organization’s computing resources for recreational “web surfing,” peer-to-peer file sharing, downloading of high-bandwidth content, instant messaging and other personal matters. However, unmanaged use of organizational computing and network resources, including Internet access, results in increased risk and cost to the organization, including increased security risks, loss of intellectual property, loss of a company’s customer and supplier data, lost employee productivity, increased network bandwidth consumption, and potential legal liability. This segment of IT security is commonly known as Secured Content Management, or SCM.

Traditionally, organizations have attempted to mitigate the legal liability, productivity and bandwidth waste risks through written policies governing acceptable employee use of computing resources, and they have sought to protect against external security risks with a combination of firewalls, intrusion detection/prevention software and anti-virus software. With the growth in spyware, key logging applications, and phishing sites, combined with the rapid increase in employee use of instant messaging and peer-to-peer file sharing and the proliferation of blended attacks on computing networks, organizations are finding that existing security measures leave significant time and technology gaps in their protection. Written Internet access and software application use policies are easily ignored, difficult to enforce and do not proactively curtail undesirable Internet and software application usage. Firewalls can provide protection against external threats such as hacking, but do little to prevent employees from accessing unauthorized data from within an organization. Anti-virus software provides protection from e-mail borne viruses, but does not prevent the possible theft or corruption of corporate data by spyware and offers only limited protection against viruses that proliferate via peer-to-peer networks and instant messaging. Existing anti-virus and anti-spyware software also requires time to identify and reverse engineer the virus or spyware application before it can be remediated and removed from infected systems.

Given the necessity of corporate Internet access and the continuing adoption of the web as a mass communication, entertainment, information and commerce medium, we believe there is a significant opportunity for SCM solutions, including secure messaging, that effectively addresses the needs of organizations to manage employee usage of the computing environment, including Internet access and desktop application use. Additionally, although the web and e-mail are the primary drivers of Internet traffic today, the rapid emergence of Internet-enabled applications creates the need for software that applies management policies to file types, applications, and protocols, as well as web pages, at multiple points on the information technology infrastructure. Software tools are needed to implement policy-based bandwidth management and regulation of applications such as instant messaging, peer-to-peer file exchange tools, interactive games and desktop software applications. These solutions must also be adaptable enough to manage new applications and technologies as they are developed.

Recent Developments

On October 26, 2005 we entered into a definitive Agreement and Plan of Merger, as amended, with St. Bernard Software, Inc., a Delaware corporation (“St. Bernard”). Pursuant to the merger agreement, Sand Hill Merger Corp., a Delaware corporation and wholly-owned subsidiary of the Company will merge with and into St. Bernard and St. Bernard will be the surviving corporation and become a wholly-owned subsidiary of the Company. At the effective time and as a result of the merger, the holders of St. Bernard common stock will receive, subject to a working capital adjustment, approximately 9.76 million shares of our common stock and the holders of St. Bernard options and warrants will receive options and warrants for approximately 1.12 million shares of our common stock.

St. Bernard Software is a recognized independent supplier of IT security software products and services, with a special emphasis on Secure Content Management, or SCM, including secure messaging. St. Bernard’s products protect businesses, government organizations and educational institutions from cyber attack, improve worker productivity, reduce legal liability and assist in meeting regulatory requirements for data/privacy protection. St. Bernard’s network-attached security products are delivered as appliances that connect into the data path between the Internet gateway and a company’s local area network. St. Bernard’s system security products consist of software that is installed on workstations and servers. St. Bernard has approximately 8,000 customers supporting over 3.5 million device licenses, primarily comprised of small to medium sized businesses, educational institutions and governmental organizations. The products offered by St. Bernard include Open File Manager, a data protection product; UpdateEXPERT, a patch and settings management product; iPrism, Internet access management product; and ePrism, a secure messaging, e-mail filtering product. According to International Data Corporation, in September 2005, St. Bernard’s iPrism product line was the leading Internet filtering appliance, enabling customers to manage and control employee access to millions of web sites that are updated continuously as part of St. Bernard’s fee-based subscription service. Other St. Bernard’s products also have a subscription component that increases deferred revenue, thereby increasing revenue predictability.

For a more complete discussion of St. Bernard and our proposed business combination, including the risks that are applicable to us with respect to our acquisition of St. Bernard see our current report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2005, as well as our registration statement on Form S-4 (No. 333-130412).

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

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have their shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of the record date for determination of stockholders entitled to vote on the business combination, divided by the number of shares sold in the Offering. With taking into account the interest earned on the trust fund, the current per-share conversion price, as of December 31, 2005, would be $5.29. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust fund still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders, owning 20% or more of the shares sold in the Offering, exercise their conversion rights.

Liquidation if no business combination

If we have not completed a business combination by July 27, 2006, we will be dissolved and will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets of the Company. Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to the Offering. There will be no distribution from the trust fund with respect to our warrants.

If we were to expend all of the net proceeds of the Offering, other than the proceeds deposited in the trust fund, and with taking into account the interest earned on the trust fund, the current per-share liquidation price, as of December 31, 2005, would be $5.29. The proceeds deposited in the trust fund could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. There is no assurance that the actual per-share liquidation price will not be less than $5.29, due to claims of creditors. Humphrey P. Polanen, our chairman of the board and chief executive officer, has agreed pursuant to an agreement with us and the representatives of the underwriters in the Offering, that, if we liquidate prior to the consummation of a business combination, he will be personally liable to pay debts and obligations to vendors or other entities that are owed money by us for services rendered or products sold to us in excess of the net proceeds of the Offering not held in the trust account. There can be no assurance, however, that Mr. Polanen would be able to satisfy those obligations.

If we are unable to complete a business combination by July 27, 2006, upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust fund and will turn over the proceeds to the transfer agent for distribution to the stockholders. We anticipate that the instruction to the trustee would be given promptly after July 27, 2006.

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

Competition

If we succeed in effecting the business combination with St. Bernard, there will be intense competition from competitors of St. Bernard in the IT security industry. For a more complete discussion of the risks that will be applicable to us following the business combination with St. Bernard, see our filings referred to above under “Recent Developments.” We cannot assure you that, subsequent to our business combination, we will have the resources or ability to compete effectively.

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

Employees

We have three executive officers, each of whom are members of our board of directors. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. The executive officers are also involved with business ventures other than the Company. We have no employees.

Risks Associated with Our Business

In addition to other information included in this report, you should consider all the risks relating to the proposed acquisition of St. Bernard and our operations following the business combination in our filings referred to above under “Recent Developments”. In addition, the following factors should be considered in evaluating our business and future prospects.

If we are unable to complete the business combination with St. Bernard, we will not have enough time to negotiate and consummate another business combination and will be required to liquidate.

We must complete our business combination by July 27, 2006. Accordingly, if we are unable to complete the business combination with St. Bernard, we will not have enough time to negotiate and consummate another business combination. We will therefore be forced to liquidate our assets. If we are unable to complete a business combination and are forced to liquidate our assets, the per-share liquidation distribution could be less than the purchase price per share that purchasers paid for our securities because of the expenses of the Offering, our general and administrative expenses. Furthermore, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless if we liquidate before the completion of a business combination.

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

Upon consummation of our business combination with St. Bernard, there will be a substantial number of shares of our common stock available for resale in the future that may increase the volume of common stock available for sale in the open market and may cause a decline in the market price of our common stock.

The consideration to be issued in the merger with St. Bernard will include approximately 9.76 million shares of our common stock and options and warrants for approximately 1.12 million shares of our common stock. Except for a portion of the shares that will be held by certain affiliates of St. Bernard and are subject to a lock-up period, the shares will be freely saleable immediately after the consummation of the merger. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock.

Our initial stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

All of our officers and directors own stock in our company, but have waived their right to receive distributions upon our liquidation with respect to their shares purchased prior to our initial public offering. Additionally, some of our officers and directors own warrants to purchase additional shares of our common stock. The shares and warrants owned by our directors and officers will be worthless if we do not consummate the business combination with St. Bernard. The personal and financial interests of our directors and officers may influence their motivation in accepting any changes or waiving any terms with respect to our business combination with St. Bernard. Consequently, our directors’ and officers’ discretion in agreeing to such changes or waivers may result in a conflict of interest when determining whether such changes or waivers are appropriate and in our stockholders’ best interest.

Our outstanding warrants and options may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

We currently have 8,820,000 shares of common stock reserved for issuance upon exercise of issued and outstanding warrants, the option to purchase 270,000 units that we granted to the representatives of the underwriters in the Offering (including the warrants underlying the option), and the options to purchase an aggregate of 60,000 shares of common stock granted to Advisory Board members. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and options could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock, reduce the ownership the stockholders would have had excluding the shares issued from the exercise of warrants and options, and may reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and options may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and options are exercised, stockholders may experience dilution to their holdings.

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

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted.

If we are deemed to be an investment company under the Investment Company Act of 1940, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust have only been invested by the trust agent in “government securities” with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters for submission to a vote of security holders during the fourth quarter ended December 31, 2005.

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

OTC

BULLETIN BOARD

BID CLOSING PRICE

	Common Stock		Warrants		Units
Quarter Ended	High	Low	High	Low	High	Low
March 31, 2005	$5.25	$4.80	$0.95	$0.55	$7.25	$6.00
June 30, 2005	$5.47	$4.91	$0.96	$0.56	$7.25	$6.00
September 30, 2005	$5.50	$5.10	$1.60	$0.75	$8.51	$6.45
December 31, 2005	$5.50	$5.10	$1.70	$0.77	$8.80	$6.60

As of December 31, 2005, we had 1 holder of record of our units, 8 holders of record of our common stock, and 1 holder of record of our warrants.

We have not paid any dividends on our common stock to date and do not intend to pay dividends in the foreseeable future, but intend to retain earnings for future growth.

Equity Compensation Plan

The following table provides information as of December 31, 2005, about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	60,000	$4.75	40,000
Total	60,000	$4.75	40,000

In December, 2004, the Board of Directors of the Company authorized the Company to reserve 100,000 shares of common stock for issuance pursuant to the exercise of stock options to purchase shares of common stock at an exercise price of $4.75 per share to be granted to certain individuals acting as advisors to the Company. In January, 2005, the Company granted options to purchase an aggregate of 60,000 shares of common stock at an exercise price of $4.75 per share to Robert Medrano, John Garvey, Lou Ryan and Raj Dhingra who have acted as advisors to the Company. These options will vest 50% one year from the grant of the option and 50% two years from the grant of the option and are exercisable for a period of five years from the date on which the options were granted; however, the options will not be exercisable prior to the consummation of a business combination by the Company.

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

We paid a total of $2,250,900 in underwriting discounts and commissions, including $648,000 for the underwriters’ non-accountable expense allowance, and approximately $386,000 for other costs and expenses related to the Offering.

After deducting the underwriting discounts and commissions and the Offering expenses, the total net proceeds to us from the Offering were approximately $22,022,462, of which $20,961,000 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. From inception through December 31, 2005, we have had negative cash flow from operations of $948,866 from the net proceeds that were not deposited into the trust fund to pay or accrue general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $780,492 in interest through December 31, 2005.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the Financial Statements, including the notes thereto, included elsewhere in this report.

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

Operations commenced July 31, 2004. The net loss of $49,907 reported for the period from April 15, 2004 (inception) through December 31, 2004 consists primarily of $51,408 for director and officer liability and other insurance, $37,500 for facilities, $32,500 for professional fees, $34,360 for travel and travel related costs, and $36,178 for other operating expenses. Total interest income was $142,039.

As of December 31, 2005, the Company had cash of $73,596, and treasury securities in our trust account (including interest) of $21,730,543. From inception through December 31, 2005, we have had negative cash flow from operations of $948,866 from the net proceeds that were not deposited into the trust fund. The cumulative net loss of $518,301 reported for the period from April 15, 2004 (inception) through December 31, 2005 consists primarily of $174,772 for director and officer liability and other insurance, $127,500 for facilities, $562,657 for professional fees, $147,052 for travel and travel related costs, $103,733 for taxes, and $183,079 for other operating expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $780,492 in interest through December 31, 2005.

For the twelve months ended December 31, 2005, the Company earned interest income of $638,453. Sand Hill incurred operating expenses of approximately $1,106,847 for that same period. These expenses consist primarily of $123,364 for director and officer liability and other insurance, $90,000 for facilities, $530,157 for professional fees, $112,692 for travel and travel related costs, $103,733 for taxes, and $146,901 for other operating expenses and costs associated with being a public company.

Over the 24-month period subsequent to the consummation of the Offering, the Company had anticipated approximately $250,000 of expenses for legal, accounting and other expenses related to the due diligence investigations, and structuring and negotiating of a business combination, $180,000 for the administrative fee payable to Sand Hill Security, LLC ($7,500 per month for two years), $100,000 of expenses for the due diligence and investigation of a target business, $75,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $475,000 for general working capital to be used for miscellaneous expenses and reserves, including approximately $180,000 for director and officer liability insurance premiums, inclusive of the amounts set out in the preceding paragraph. We do not believe that the Company has sufficient available cash resources outside of the trust fund to operate until the merger is consummated, without accruing for certain professional expenses, such as legal and accounting costs and, therefore, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate the business combination with St. Bernard. Anticipating closure of the merger by the end of May, 2006, Sand Hill estimates total costs to consummation of approximately $15,000 for the administrative fee payable to Sand Hill Security LLC, $10,000 for accounting fees relating to quarterly SEC reporting obligations, $40,000 for legal costs related to the joint proxy statement/prospectus and registration statement on Form S-4, $25,000 in printing costs for the joint proxy statement/prospectus and registration statement on Form S-4, plus an additional $30,000 in travel costs, investor relations costs and general corporate working capital requirements. This is a total estimate of $120,000 to operate until the consummation of a business combination. To the extent that these costs exceed amounts available outside the trust fund, trust fund assets will be used to fund the excess costs of the merger if the merger is completed and the trust fund assets are released to the Company.

On October 26, 2005 we entered into a definitive Agreement and Plan of Merger, as amended, with St. Bernard. Pursuant to the Merger Agreement, Sand Hill Merger Corp., a Delaware corporation and wholly-owned subsidiary of the Company will merge with and into St. Bernard and St. Bernard will be the surviving corporation and become a wholly-owned subsidiary of the Company. At the effective time and as a result of the merger, the holders of St. Bernard common stock will receive, subject to a working capital adjustment, approximately 9.76 million shares of our common stock and the holders of St. Bernard options and warrants will receive options and warrants for approximately 1.12 million shares of our common stock.

For a more complete discussion of St. Bernard and our proposed business combination, including the risks that are applicable to us with respect to our acquisition of St. Bernard see our current report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2005, as well as our registration statement on Form S-4 (No. 333-130412).

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

Off-balance Sheet Arrangements

There were no off-balance sheet arrangements during the period from April 15, 2004 (inception) through December 31, 2005, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to our investors.

Item 7. Financial Statements

Report of Independent Certified Public Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Sand Hill IT Security Acquisition Corp.

We have audited the accompanying balance sheets of Sand Hill IT Security Acquisition Corp. (a corporation in the development stage) as of December 31, 2004 and 2005, and the related statement of operations, stockholders’ equity and cash flows for the period from April 15, 2004 (inception) to December 31, 2004, and for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sand Hill IT Security Acquisition Corp. at December 31, 2004 and 2005, and the results of its operations and their cash flows for the period from April 15, 2004 (inception) to December 31, 2004, and for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 10 to the financial statements, the Company has suffered significant losses and has a working capital deficit (net of Treasury Bill Held in Trust) of $169,570 at December 31, 2005 and does not have any remaining due diligence funds to satisfy its current obligations, which matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HEIN & ASSOCIATES LLP

March 14, 2006
Houston, Texas

SAND HILL IT SECURITY ACQUISITION CORP.

(A Corporation in the Development Stage)
BALANCE SHEETS

ASSETS	December 31, 2005	December 31, 2004 (Restated)
Current assets:
Cash	$73,596	$783,133
Treasury bill held in trust	21,730,543	21,100,510
Prepaid expenses	11,789	132,131
Total current assets	21,815,928	22,015,774
Total Assets	$21,815,928	$22,015,774

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$254,955	$15,772
Total Liabilities	254,955	15,772

Common stock subject to shareholder’s right to conversion; 821,589 shares at conversion value	4,343,935	4,217,992
Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized 5,000,000 shares; none issued	--	--
Common stock, $0.01 par value
Authorized 50,000,000 shares
Issued and outstanding, 5,110,000 (including the 821,589 subject to conversion) and 1,000,000 shares, respectively	42,884	42,884
Additional paid-in capital	17,692,455	17,789,033
Deficit accumulated during the development stage	(518,301)	(49,907)
Total Stockholders’ Equity	17,217,038	17,782,010
Total Liabilities and Stockholders’ Equity	$21,815,928	$22,015,774

SAND HILL IT SECURITY ACQUISITION CORP.

(A Corporation in the Development Stage)
STATEMENTS OF OPERATION

	Twelve months ended December 31, 2005	Period from April 15, 2004 (inception) to December 31, 2004	Period from April 15, 2004 (inception) to December 31, 2005
Professional Fees	$(530,157)	$(32,500)	$(562,657)
Facilities	(90,000)	(37,500)	(127,500)
Director and Officer Insurance	(123,364)	(51,408)	(174,772)
Travel, Lodging and Meals	(112,692)	(34,360)	(147,052)
State Franchise Taxes	(103,733)	--	(103,733)
Other Operating Expense	(146,901)	(36,178)	(183,079)
Operating loss	(1,106,847)	(191,946)	(1,298,793)
Interest income	638,453	142,039	780,492
Net loss	$(468,394)	$(49,907)	$(518,301)
Weighted Average Shares Outstanding	5,110,000	3,468,784	4,433,893
Net Loss Per Share (Basic and Diluted)	$(0.09)	$(0.01)	$(0.12)

See accompanying notes to the financial statements.

SAND HILL IT SECURITY ACQUISITION CORP.

(A Corporation in the Development Stage)
STATEMENTS OF CASH FLOW

	For the twelve months ending December 31, 2005	Period from April 15, 2004 (inception) to December 31, 2004	Period from April 15, 2004 (inception) to December 31, 2005
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(468,394)	$(49,907)	$(518,301)
Stock compensation related to issuance of Advisory Board options	29,364	2,447	31,811
Accretion of treasury bill	(630,033)	(75,510)	(705,543)
Decrease (Increase) in prepaid expenses	120,343	(132,131)	(11,788)
Increase in accounts payable and accrued expenses	239,183	15,772	254,955
Net cash used in operating activities	(709,536)	(239,329)	(948,866)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of treasury bill in trust account	--	(21,025,000)	(21,025,000)

Net cash used in investing activities	--	(21,025,000)	(21,025,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock to initial stockholders		25,000	25,000
Gross proceeds from public offering	--	24,660,000	24,660,000
Costs of public offering	--	(2,637,538)	(2,637,538)
Proceeds from stockholder loan	--	40,000	40,000
Repayment of stockholder loan	--	(40,000)	(40,000)
Net cash provided by financing activities	--	22,047,462	22,047,462

NET INCREASE (DECREASE) IN CASH	(709,537)	783,133	73,596
CASH AT BEGINNING OF PERIOD	783,133	--	--

CASH AT END OF PERIOD	$73,596	$783,133	$73,596

See accompanying notes to the financial statements.

SAND HILL IT SECURITY ACQUISITION CORP.

(A Corporation in the Development Stage)
STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated during the Development Stage	Total
Balance, April 15, 2004 (inception)	$--	--	$--	$--	$--	$--

Sale of 1,000,000 shares of common stock to initial stockholders at $0.025 per share		1,000,000	$10,000	$15,000		$25,000

Sale of 3,600,000 shares of common stock to public stockholders at $6.00 per share, net of underwriters’ discount and offering expenses of $2,637,538		3,600,000	$36,000	$18,926,462		$18,962,462

Sale of 510,000 shares of common stock to underwriters at $6.00 per share		510,000	$5,100	$3,054,900		$3,060,000

Amortization of Advisory Board Compensation				$2,447		$2,447

Reduction of capital related to the common stock subject to possible conversion (821,589 shares at conversion value)			$(8,216)	$(4,194,682)		$(4,202,898)

Increase in value of shares of common stock subject to possible conversion				$(15,094)		$(15,094)

Net loss for the period April 15, 2004 (inception) to December 31, 2004					$(49,907)	$(49,907)

Balance, December 31, 2004	$--	5,110,000	$42,884	$17,789,033	$(49,907)	$17,782,010

Amortization of Advisory Board Compensation				$29,364		$29,364

Increase in value of shares of common stock subject to possible conversion				$(125,942)		$(125,942)

Net loss for twelve months ending December 31, 2005					$(468,394)	$(468,394)

Balance, December 31, 2005	$--	5,110,000	$42,884	$17,692,455	$(518,301)	$17,217,038

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

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on July 26, 2004. The Company consummated the Offering on July 30, 2004 and received proceeds, net of the underwriters’ discount of $22,022,462, which includes proceeds of $2,861,100 received from the exercise by the underwriters of the over allotment option. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a merger with or acquisition of an operating business in the IT security industry (“Business Combination”). There is no assurance that the Company will be able to successfully affect a Business Combination. A treasury bill of $21,025,000 was purchased at a discount for $20,961,000 with the funds initially deposited in an interest bearing trust account (“Trust Fund”) and is being held until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds may only be invested in United States government securities with a maturity of 180 days or less. The trust fund balance has been invested in a United States Treasury Bill, which is accounted for as a trading security and is recorded at its market value of approximately $21,730,543 at December 31, 2005. The excess of market value over cost is included in interest income in the accompanying Statement of Operations. The remaining proceeds of the Offering may be used to pay for business, legal and accounting due diligence on prospective mergers or acquisitions and continuing general and administrative expenses.

The Company, now that it has signed a merger agreement with St. Bernard Software, will submit this transaction for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders immediately prior to the Offering, vote against the Business Combination, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to a Business Combination. After consummation of the Company’s first Business Combination, these voting safeguards no longer apply.

With respect to the first Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company redeem his or her shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their ‘per share’ interest in the Trust Fund computed without regard to the shares held by Initial Stockholders.

The Company’s Certificate of Incorporation provides for the mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (January 30, 2006), or 24 months from the consummation of the Offering (July 30, 2006) if certain extension criteria have been satisfied. The Company met this first criterion by signing a definitive merger agreement with St. Bernard on October 26, 2005. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering as described in Note 3).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements include the accounts of the Company. The Company commenced operations effective July 31, 2004. All activity through July 30, 2004, is related to the Company’s formation and preparation of the Offering.

Certain reclassifications have been made to prior period financial statements to conform with current period presentations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual amounts could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents. The Company’s policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy, or in short-term money market funds which are exposed to minimal interest rate and credit risk.

Federal Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. At December 31, 2005, a deferred income tax asset of approximately $70,000 relating to the Company’s net operating loss is offset by a full valuation allowance based upon a lack of earnings history for the Company.

Franchise Taxes

The Company is subject to Delaware state franchise taxes which is computed under the Assumed Per Value Method for the year ended December 31, 2005. The Company had $103,733 of tax expense related to these taxes.

Earnings per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock warrants.

Recently Issued Accounting Standards

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning January 1, 2006. The Company does not expect the impact of applying this guidance to be material to its financial statements.

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

The sale of the option has been accounted for as an equity transaction in accordance with Emerging Issues Task Force No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, and therefore has been measured at its fair value on the date of the sale in accordance with Statements of Financial Accounting Standards No. 123 (revised 2004), Share-based Payment, which resulted in an increase in the Company’s cash position and shareholders’ equity by the $100 proceeds from the sale. The Company has determined based upon a trinomial model, that the estimated fair value of the option on the date of sale would be approximately $.658 per unit or an aggregate of $177,660 , assuming an expected life of four years, volatility of 11.58% and a risk-free interest rate of 4.393%. Given the parameters used in the computation of the fair value of the option change over time, the actual fair value of the option on the date of sale is expected to be different from the estimated fair value computed above.

The volatility calculation of 11.58% is based on the latest 90 days average volatility of the Standard and Poor’s IT sector (“Index”). Due to the fact the Company does not have a trading history, the Company referred to the latest 90 days average volatility of the Index because management believes that the average volatility of such index is a reasonable benchmark to use in estimating the expected volatility of the Company’s common stock after consummation of a business combination. Although an expected life of four years was taken into account for purposes of assigning a fair value to this option, if the Company does not consummate a Business Combination within the prescribed time period and liquidates, this option would become worthless. Pursuant to Rule 2710(g)(1) of the NASD Conduct Rule, the option to purchase 270,000 units is deemed to be underwriting compensation and therefore upon exercise, the underlying shares and warrants are subject to a 180-day lock-up.

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

6. PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $.01, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors as of December 31, 2005, no shares of preferred stock have been issued.

7. INVESTMENTS HELD IN TRUST

Investments held in trust as of December 31, 2005 is comprised of a zero coupon United States treasury bill with a face value of $21,730,543 purchased at a discount of 99.53% due April 20, 2006.

8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31, 2005 and for the period from April 15, 2004 (inception) to December 31, 2004.

BASIC:	2005	2004
Numerator: Net loss	$(518,301)	$(49,907)
Denominator: Average common shares outstanding	5,110,000	3,468,784
Basic earnings per share	$(0.09)	$(0.01)

DILUTED:
Numerator: Net loss	$(518,301)	$(49,907)
Denominator: Average common shares outstanding	5,110,000	3,468,784
Diluted earnings per share	$(0.09)	$(0.01)

Operations commenced subsequent to the Offering, therefore, average common shares outstanding reflect shares issued in the Offering. No computation for diluted earnings per share was reflected in the above table for the common stock Purchase Warrants and the underwriters’ option to purchase an aggregate of 8,820,000 shares of common stock at $5.00 per share and $6.65 per share, respectively, because the inclusion of such warrants would be anti-dilutive.

9. STOCK OPTION PLAN

On December 1, 2004, the Board of Directors of the Company created an Advisory Board, consisting of four independent members to advise the Company with respect to the research and structuring of a business combination with an operating business in the IT security industry. The Board of Directors authorized the Company to reserve 100,000 shares of common stock for issuance pursuant to the exercise of stock options to purchase shares of commons stock at an exercise price of $4.75 per share, to be granted to the initial members of the Advisory Board. Pursuant to the terms of the stock option agreement, the options will vest (i) 50% one year from the grant of the option and (ii) 50% two years from the grant of the option; however, the options will not be exercisable prior to the consummation of a business combination by the Company.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing (“Black-Scholes”) model with the following weighted average assumptions for 2005: (i) risk-free interest rate of 4.76%, (ii) a dividend yield of 0.00%, (iii) volatility factors of the historical market price of the Company’s common stock of 12.97% and (iv) a weighted average expected life of 4 years.

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The estimated fair value of the options is amortized to expense over the vesting period of the stock options, which is two years.

A summary of the activity of the Company’s fixed stock option plans is presented below:

	Shares	Weighted Average Exercise Prices	Fair Value

Stock options outstanding at April 15, 2004	-	$-	$-
Options granted	60,000	4.75	0.98
Options cancelled		-	-
Stock options outstanding at December 31, 2004	60,000	$4.75	0.98
Options granted	-	-
Options cancelled	-	-
Stock options outstanding at December 15, 2005	60,000	$4.75

Common shares authorized under the 2004 Stock Plan	100,000
Outstanding options	(60,000)
Outstanding stock grants	-
Options available for grant at December 31, 2004	40,000
Outstanding options	(60,000)
Outstanding stock grants	-
Options available for grant at December 31, 2005	40,000

Shares exercisable at December 31, 2005	60,000	$4.75	$0.98

The weighted average remaining contractual life of options is 4 years.

10. MANAGEMENT PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had current liabilities of $254,955 as of December 31, 2005 and net loss of $468,394 for the year ended December 31, 2005. The Company does not have any more due diligence funds to satisfy its current obligations. This matter raises doubt about the Company’s ability to continue as a going concern without additional infusions of equity capital or debt.

The financial statements do not include any adjustments should the Company be unable to continue as a going concern. On October 26, 2005, the Company entered into a definitive Agreement and Plan of Merger with St. Bernard Software, Inc. which management believes will provide the necessary funds in 2006 to satisfy its immediate obligations. In the event that the merger is not consummated in 2006, the Company will be required to liquidate. The Company believes that it will be successful in removing the uncertainty concerning its ability to continue as a going concern by consummating the merger with St. Bernard Software, Inc. in 2006.

11. Quarterly Financial Data, Unaudited

	Second Quarter	Third Quarter	Fourth Quarter
2004	(Restated)	(Restated)
Professional Fees	-	$(8,500)	$(24,000)
Facilities	-	(22,500)	(15,000)
Director and Officer Insurance	-	(4,224)	(47,184)
Travel, Lodging and Meals	(11,328)	(8,157)	(14,875)
State Franchise Taxes	-	-	-
Other Operating Expenses	(1,365)	(7,051)	(27,762)
Operating Loss	$(12,692)	$(50,432)	$(128,822)

Interest income	-	$46,752	$95,287

Net income	$(12,692)	$(3,680)	$(33,535)

Weighted Average Shares Outstanding	1,000,000	3,762,857	5,110,000

Net Loss Per Share (Basic and Diluted)	$(0.01)	$(0.00)	$(0.01)

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Restated)	(Restated)	(Restated)
Professional Fees	$(62,166)	$(51,439)	$(139,773)	$(276,779)
Facilities	(22,500)	(30,000)	(22,500)	(15,000)
Director and Officer Insurance	(30,845)	(33,866)	(27,818)	(30,835)
Travel, Lodging and Meals	(20,144)	(32,071)	(40,575)	(19,903)
State Franchise Taxes	-	(70,259)	(8,750)	(24,723)
Other Operating Expenses	(36,493)	(26,933)	(46,151)	(37,323)
Operating Loss	$(172,148)	$(244,569)	$(285,567)	$(404,564)

Interest income	$123,898	$136,156	$178,109	$200,290

Net income	$(48,250)	$(108,413)	$(107,458)	$(204,274)

Weighted Average Shares Outstanding	5,110,000	5,110,000	5,110,000	5,110,000

Net Loss Per Share (Basic and Diluted)	$(0.01)	$(0.02)	$(0.02)	$(0.04)

The expense amounts in the first, second and third quarters of 2005 and second and third quarters of 2004 have been reclassified to conform to the fourth quarter of 2005.

Item 8. Changes In and Disagreements With Accountants or Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005 (the “Evaluation Date”), and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Our current directors and executive officers are as follows:

Name	Age	Position
Humphrey P. Polanen	56	Chief Executive Officer and Chairman of the Board of Directors
Keith Walz	38	President, Chief Financial Officer and Director
Scott Broomfield	49	Executive Vice President of Corporate Development and Director
Cary M. Grossman	52	Director
Daniel Johnson, Jr.	57	Director
Alberto Micalizzi	37	Director

HUMPHREY P. POLANEN has been our chairman of the board and chief executive officer since our inception. He has had a career as an entrepreneur in technology, a global executive for leading technology companies and as an international corporate lawyer. From January 2004 until March 2004 Mr. Polanen worked on preparations for Sand Hill’s initial public offering. From January 2000 until December 2003, Mr. Polanen served as Managing Director of Internet Venture Partners, a strategic consulting and venture capital management firm for technology companies. From February 1998 through February 1999, he was president and CEO of Trustworks Systems, a network security software company. Between 1995 and 1998 he was general manager of two divisions of Sun Microsystems where he led the Internet Commerce Group and the Network Security Division. From 1981 to 1995, he was with Tandem Computers (acquired by Compaq/Hewlett-Packard), where he held several executive positions and was director of worldwide business development and a director of several subsidiaries. Mr. Polanen has been a member of the board of directors of Heritage Bank of Commerce since the bank’s inception and has been chair of the board’s audit committee for ten years. Mr. Polanen is a graduate of Hamilton College and the Harvard Law School.

KEITH WALZ has been our chief financial officer since January 10, 2005 and a member of our board since inception. Mr. Walz is President of ABN AMRO Capital (USA) and a Managing Director in ABN AMRO’s Global Private Equity division. Mr. Walz joined ABN AMRO Capital (USA) at inception in 1996. As a Senior Partner, Mr. Walz participated in the sourcing, evaluation, and monitoring of over 35 investments, representing $200 million of capital invested. Mr. Walz focused on Enterprise Software and Network Infrastructure investments. Mr. Walz has served on the board of directors of over a dozen companies in which ABN AMRO has invested. Also, he has held operating roles with ABN AMRO portfolio companies, including Chairman and CEO of Worldweb.net and was a member of the Argus Systems, board of directors, a developer of Trusted Computer Operating Systems. Prior to joining ABN AMRO Capital, Mr. Walz was a vice president in ABN AMRO’s Investment Banking division, responsible for financial reporting, analysis, and systems. Prior to joining ABN AMRO he spent two years as a finance associate with Tyson Foods, Inc., where he focused on enhancing enterprise business processes and systems through the use of client/server computing technologies. Mr. Walz is also a director of GT Nexus, Yellowbrix, and Oasis Technology. He received an M.B.A. from DePaul University and a B.S. in Finance from the University of Arkansas.

SCOTT BROOMFIELD has been a member of the board of directors of Sand Hill IT Security Acquisition Corp. and EVP of Corporate Development since April 2004, and has worked full time with Sand Hill since August 2005. Until recently, Mr. Broomfield was the CEO of Xtegra Corporation, a private software company specializing in enterprise information integration, EII, which he sold to SAP AG (NYSE: SAP) in August 2005. Previously, Mr. Broomfield had been the CEO of Visuale, a private business process software company that he sold to Onyx Software Corporation (NASDAQ: ONXS) in April 2004. Prior to joining Visuale and from 1997 until 2001, Mr. Broomfield was the CEO of Centura Software Corporation (formerly Gupta Technologies, a NASDAQ traded company), a $50 million software business specializing in secure, embedded and mobile databases and application development tools. During his tenure as CEO of Centura, Mr. Broomfield completed the acquisition of Raima Corporation and in three years built its market capitalization from $6 million to $700 million by early 2000. He eventually sold the assets of Centura to Platinum Equity Holdings and Birdstep Corporation. Prior to Centura, he was a Managing Director of Hickey & Hill, Inc., a turnaround consultancy. At Hickey & Hill he was in charge of the high technology restructuring practice. Mr. Broomfield structured the acquisition of Polyscan and the equity recapitalization for ETEC Corporation. He was also instrumental in the following company divestitures: Dazix, Domain Technologies, Priam, Everex and Zitel, where he acquired 2 businesses to reposition Zitel in the market. Prior to Hickey & Hill, Mr. Broomfield was the CFO of Trilogy Technology Corporation which was sold to Digital Equipment Corporation. Mr. Broomfield holds an MBA from Santa Clara University and is a member of Business Executives for National Security (BENS), where he was the co-chair of BENS’ cyber security task force and Y2K initiatives.

CARY M. GROSSMAN has been a member of our board since inception and served as our chief financial officer from inception through January 10, 2005. Since May 19, 2004, Mr. Grossman has been the Chairman and Co-Chief executive officer of Coastal Bancshares Acquisition Corp. (OTCBB: CBAS), a blank check company formed to acquire or merge with a commercial bank or bank holding company. Mr. Grossman has been Executive Vice president and chief financial officer of Gentium, S.p.A, an Italian biopharmaceutical company, since August 2004. He is also a director of I-Sector Corp., an internet telephony company, since December 2004. From 2002 until 2003 he served as executive vice president and chief financial officer at U S Liquids, Inc, an AMEX listed environmental services company. Mr. Grossman left U S Liquids, Inc. in 2003 as a result of the acquisition of three of its businesses by a private equity firm and was president and chief executive officer of the acquiring company, ERP Environmental Services until November 2003. From 1997 until 2002, Mr. Grossman served Pentacon, Inc. (NSYE: JIT), a provider of inventory management services and distributor of components to Fortune 50 original equipment manufacturers, as a board member and in several senior executive positions including: chairman of the board of directors, acting chief financial officer (2001-2002) and Lead Director (1998-2001) from the time the Pentacon went public in March 1998 until becoming Chairman in 2001. Pentacon acquired five businesses when it completed its initial public offering and subsequently acquired four other businesses. Pentacon and substantially all of its subsidiaries filed a Joint Chapter 11 Plan of Debtors in 2002. From 1991 until 2002, Mr. Grossman was the managing partner of McFarland, Grossman & Company, Inc., an investment banking and financial advisory firm he co-founded in 1991. Prior to that, Mr. Grossman practiced public accounting for 15 years. He earned a bachelor of business administration in accounting from The University of Texas, and is a certified public accountant.

DANIEL JOHNSON, JR. has been a member of our board since inception and is a senior partner in the Silicon Valley law firm Morgan Lewis, where he specializes in patent litigation and other complex intellectual property cases. From 1998 thru March 2005, he was a senior partner in the Silicon Valley law firm Fenwick & West. He has acted as lead trial counsel in numerous technology cases involving, among other things, Internet software, firmware, non-volatile memory, printed circuit board design, digital cellular technology and lasers. Mr. Johnson has also advised client companies on acquisition matters, including Netscreen in its acquisition by Juniper Networks. Mr. Johnson is recognized as an outstanding trial lawyer by numerous national and international associations and publications. He is a co-author of the Rules of Civil Procedure in Patent Cases for the Northern District of California, has participated in numerous panels on trial advocacy and has presented on the use of multi-media at trial on behalf of the American Bar Association. Mr. Johnson is a graduate of Yale University Law School, J.D., and of the University of California, Berkeley, A.B., in political science, with honors.

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

The Company is not aware of any “family relationships” among directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities (the “10% Stockholders”) to file reports of ownership and changes of ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and 10% Stockholders of the Company are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms so filed. Based solely on correspondence with, and a review of copies of Section 16(a) forms received from executive officers and directors and 10% Stockholders (if any), the Company does not believe that, during the last fiscal year any of the Reporting Persons was deficient in filing reports of ownership or changes in ownership with the SEC. Mr. Daniel Johnson inadvertently failed to report one tranaction involving the purchase of 45,000 warrants on a timely basis in fiscal year 2004.

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

Item 10. Executive Compensation

No executive officer has received any cash compensation for services rendered. Commencing on July 31, 2004 through the acquisition of a target business, we will pay Sand Hill Security, LLC, an affiliate of our directors and executive officers, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. Other than this $7,500 per-month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our initial stockholders, or any of their respective affiliates for services rendered to us prior to or with respect to a business combination. However, our initial stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of February 1, 2005 by:

• each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

• each of our officers and directors; and

• all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock
Humphrey Polanen(2)	459,441	9.0%
Sand Hill Security, LLC(3)	100,000	2.0%
Keith Walz	174,825	3.4%
Scott Broomfield(4)	174,825	3.4%
Cary Grossman(5)	48,951	1.0%
Dan Johnson(6)	20,979	*
Alberto Micalizzi(7)	20,979	*
Sapling, LLC(8)	400,000	7.8%
Amaranth, LLC(9)	299,098	5.9%
Roger Feldman and Harvey Hanerfeld(10)	385,600	7.5%
All directors and executive officers as a group (6 individuals)	1,000,000	19.6%

___________

* less than 1%.

(1)	Unless otherwise indicated, the business address of each of the following is 3000 Sand Hill Road, Building 1, Suite 240, Menlo Park, California 94025.

(2)	Does not include 108,500 shares of common stock issuable upon exercise of warrants that are not currently exercisable.

(3)
Sand Hill Security, LLC Membership Interests are held by (i) the Polanen and Nicodimos Family Trust, of which Mr. Polanen is a trustee, (ii) the Broomfield Family Trust, of which Mr. Broomfield is a trustee, (iii) Dan Johnson, (iv) Keith Walz, (v) Alberto Micalizzi, and (vi) the Grossman Family Limited Partnership, of which Mr. Grossman is a general partner.

(4)
Mr. Broomfield’s shares are held by the Broomfield Family Trust, of which Mr. Broomfield is a Co-Trustee. Does not include 105,000 shares of common stock issuable upon exercise of warrants that are not currently exercisable.

(5)
Mr. Grossman’s shares are held by Grossman Family Limited Partnership, of which Mr. Grossman is a general partner. Does not include 8,000 shares of common stock issuable upon exercise of warrants that are not currently exercisable.

(6)	Does not include 75,000 shares of common stock issuable upon exercise of warrants that are not currently exercisable.

(7)	Mr. Micalizzi’s business address is Corso Italia 66, 20136 Milan, Italy.

(8)
Represents shares beneficially owned by Sapling, LLC. FirTree Master Fund, LP, is the sole member of Sapling, LLC, and Fir Tree, Inc. is the manager of Sapling, LLC. The business address is 535 Fifth Ave., 31st floor, New York, New York 10003.

(9)	Represents shares beneficially owned by Amaranth, LLC, Amaranth Advisors L.L.C. and Nicholas M. Maounis. The business address is is One American Lane, Greenwich, Connecticut 06831.

(10)
Represents shares of common stock held by West Creek Partners Fund, L.P., certain private accounts and Cumberland Investment Partners, L.L.C. Messrs. Feldman and Hanerfeld are the sole stockholders, directors and executive officers of West Creek Capital, Inc., a Delaware corporation that is the general partner of West Creek Capital, L.P., a Delaware limited partnership that is the investment adviser to (i) West Creek Partners Fund L.P., a Delaware limited partnership (the “Fund”) and (ii) certain private accounts (the “Accounts”), Messrs. Feldman and Hanerfeld may be deemed to have the shared power to direct the voting and disposition of the 232,000 shares of common stock owned by the Fund and the 22,100 shares of common stock held in the Accounts. As voting members of Cumberland Investment Partners, L.L.C., a Delaware limited liability company (“Cumberland”), Messrs. Feldman and Hanerfeld may be deemed to have the shared power to direct the voting and disposition of the 131,500 shares of common stock owned by Cumberland. Neither of Messrs. Feldman or Hanerfeld has sole power to direct the voting and disposition of any of the shares of common stock beneficially owned by them. The business address for Messrs. Feldman and Hanerfeld is 1919 Pennsylvania Avenue, NW, Suite 725, Washington, DC 20006.

All of the shares of our common stock owned by the initial stockholders have been placed in escrow with American Stock Transfer & Trust Company, as escrow agent, until the earliest of:

•	July 30, 2007;

•	our liquidation; or

•
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

Mr. Polanen may be deemed to be our “parent” and “promoter,” as these terms are defined under the federal securities law.

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

The holders of the majority of these shares are entitled to make up to two demands that we register these shares pursuant to an agreement executed in connection with the Offering. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

3.1
Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, registration no. 333-114861, filed with the Securities and Exchange Commission).

3.2	By-laws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, registration no. 333-114861, filed with the Securities and Exchange Commission).
4.1
Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, registration no. 333-114861, filed with the Securities and Exchange Commission).

4.2
Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, registration no. 333-114861, filed with the Securities and Exchange Commission).

4.3
Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1, registration no. 333-114861, filed with the Securities and Exchange Commission).

4.4.1
Unit Purchase Option No. UPO-2 dated July 30, 2004, granted to Newbridge Securities Corporation (filed as Exhibit 4.4.1 to the Company’s annual report on Form 10-KSB for the fiscal year ended 2004 (the “2004 10-K”) and incorporated herein by reference).

4.4.2	Unit Purchase Option No. UPO-3 dated July 30, 2004, granted to James E. Hosch (filed as Exhibit 4.4.2 to the 2004 10-K and incorporated herein by reference).
4.4.3	Unit Purchase Option No. UPO-4 dated July 30, 2004, granted to Maxim Group, LLC (filed as Exhibit 4.4.3 to the 2004 10-K and incorporated herein by reference).
4.4.4	Unit Purchase Option No. UPO-5 dated July 30, 2004, granted to Broadband Capital Management, LLC (filed as Exhibit 4.4.4 to the 2004 10-K and incorporated herein by reference).
4.4.5	Unit Purchase Option No. UPO-6 dated July 30, 2004, granted to I-Bankers Securities Incorporated (filed as Exhibit 4.4.5 to the 2004 10-K and incorporated herein by reference).

4.5	Warrant Agreement between American Stock Transfer & Trust Company and the Registrant (filed as Exhibit 4.5 to the 2004 10-K and incorporated herein by reference).
10.1	Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Humphrey P. Polanen (filed as Exhibit 10.1 to the 2004 10-K and incorporated herein by reference).
10.2	Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Cary M. Grossman (filed as Exhibit 10.2 to the 2004 10-K and incorporated herein by reference).
10.3	Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Daniel J. Johnson (filed as Exhibit 10.3 to the 2004 10-K and incorporated herein by reference).
10.4	Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Keith A. Walz (filed as Exhibit 10.4 to the 2004 10-K and incorporated herein by reference).
10.5	Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Scott Broomfield (filed as Exhibit 10.5 to the 2004 10-K and incorporated herein by reference).
10.6	Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Alberto Micalizzi (filed as Exhibit 10.6 to the 2004 10-K and incorporated herein by reference).
10.8	Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant (filed as Exhibit 10.8 to the 2004 10-K and incorporated herein by reference).
10.9	Stock Escrow Agreement between the Registrant, American Stock Transfer & Trust Company and the Initial Stockholders (filed as Exhibit 10.9 to the 2004 10-K and incorporated herein by reference).
10.10	Registration Rights Agreement among the Registrant and the Initial Stockholders (filed as Exhibit 10.10 to the 2004 10-K and incorporated herein by reference).
10.11	Letter Agreement between Sand Hill Security, LLC and Registrant regarding administrative support (filed as Exhibit 10.11 to the 2004 10-K and incorporated herein by reference).
10.12	Revolving Credit Agreement in the principle amount of $60,000 between the Registrant and Sand Hill Security, LLC (filed as Exhibit 10.12 to the 2004 10-K and incorporated herein by reference).
10.13
M&A Advisory Services Agreement, dated effective as of March 30, 2005, by and between the Company and Software Equity Group, L.L.C. (filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-QSB for the quarter ended March 31, 2005 and filed with the Securities and Exchange Commission on May 16, 2005, and incorporated herein by reference).

10.14
Form of Stock Option Agreement (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-QSB for the quarter ended March 31, 2005 and filed with the Securities and Exchange Commission on May 16, 2005, and incorporated herein by reference).

10.15
Agreement and Plan of Merger dated as of October 26, 2005 among the Company., Sand Hill Merger Corp. and St. Bernard Software, Inc. (filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-4 , registration no. 333-130412, and incorporated herein by reference).

10.16
Amendment to Agreement and Plan of Merger, dated as of December 15, 2005, by and among Sand Hill IT Security Acquisition Corp., Sand Hill Merger Corp. and St. Bernard Software, Inc (filed as Exhibit 2.2 to the Company’s Registration Statement on Form S-4, registration no. 333-130412, filed with the Securities and Exchange Commission).

14
Code of Business Conduct and Ethics (filed as Exhibit 14 to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2004 and filed with the Securities and Exchange Commission on September 8, 2004 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(b) Reports on Form 8-K

Form 8-K filed on January 13, 2005, including items 5.02 and 9.01.

Form 8-K filed on January 27, 2005, including items 1.01, 8.01 and 9.01

Form 8-K filed on April 4, 2005, including items 1.01

Form 8-K filed on October 27, 2005, including items 1.01 and 9.01

Form 8-K/A filed on October 28, 2004, including items 1.01 and 9.01

Form 8-K filed on December 16, 2005, including item 4.02

Form 8-K filed on December 19, 2005, including items 8.01 and 9.01

Form 8-K/A filed on December 27, 2005, including items 4.02 and 9.01

Item 14. Principal Accounting Fees and Services.

The firm of Hein & Associates LLP acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

AUDIT FEES

During the fiscal year ended December 31, 2005, the fees for our principal accountant are $56,000 in connection with our registration statement on Form S-4, the review of our Quarterly Reports on Form 10-QSB and the audit of our December 31, 2005 Annual Report on Form 10-KSB.

During the fiscal year ended December 31, 2004, the fees for our principal accountant were $23,600 in connection with our initial public offering (financial statements included in the Form S-1 and Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2004), the review of our June 30 and September 30 Quarterly Reports on Form 10-QSB and the audit of our December 31, 2004 Annual Report on Form 10-KSB.

AUDIT-RELATED FEES

During 2005, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

During 2004, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

TAX FEES

During 2005, the fees for our principal accountant are $11,000 in connection with tax compliance, tax advice and tax planning.

During 2004, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

ALL OTHER FEES

During 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

Sand Hill IT Security Acquisition Corp. (Registrant)

Date: March 15, 2006	By:	/s/ Humphrey P. Polanen
Humphrey P. Polanen Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated./s/

SIGNATURE	OFFICE	DATE

/s/ Humphrey P. Polanen	Chief Executive Officer and Director	March 16, 2006
Humphrey P. Polanen	(Principal Executive Officer)

/s/ Keith Walz
Keith Walz	President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 16, 2006

/s/ Scott R. Broomfield
Scott R. Broomfield	Executive Vice President of Corporate Development and Director	March 16, 2006

/s/ Cary M. Grossman
Cary M. Grossman	Director	March 16, 2006

/s/ Daniel Johnson, Jr.
Daniel Johnson, Jr.	Director	March 16, 2006
/s/ Alberto Micalizzi
Alberto Micalizzi	Director	March 16, 2006

S-1

INDEX TO EXHIBITS

(a)  The following exhibits are filed as part of report K:

Exhibit No.	Description

3.1
Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, registration no. 333-114861, filed with the Securities and Exchange Commission).

3.2	By-laws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, registration no. 333-114861, filed with the Securities and Exchange Commission).
4.1
Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, registration no. 333-114861, filed with the Securities and Exchange Commission).

4.2
Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, registration no. 333-114861, filed with the Securities and Exchange Commission).

4.3
Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1, registration no. 333-114861, filed with the Securities and Exchange Commission).

4.4.1
Unit Purchase Option No. UPO-2 dated July 30, 2004, granted to Newbridge Securities Corporation (filed as Exhibit 4.4.1 to the Company’s annual report on Form 10-KSB for the fiscal year ended 2004 (the “2004 10-K”) and incorporated herein by reference).

4.4.2	Unit Purchase Option No. UPO-3 dated July 30, 2004, granted to James E. Hosch (filed as Exhibit 4.4.2 to the 2004 10-K and incorporated herein by reference).
4.4.3	Unit Purchase Option No. UPO-4 dated July 30, 2004, granted to Maxim Group, LLC (filed as Exhibit 4.4.3 to the 2004 10-K and incorporated herein by reference).
4.4.4	Unit Purchase Option No. UPO-5 dated July 30, 2004, granted to Broadband Capital Management, LLC (filed as Exhibit 4.4.4 to the 2004 10-K and incorporated herein by reference).
4.4.5	Unit Purchase Option No. UPO-6 dated July 30, 2004, granted to I-Bankers Securities Incorporated (filed as Exhibit 4.4.5 to the 2004 10-K and incorporated herein by reference).

E-1

4.5	Warrant Agreement between American Stock Transfer & Trust Company and the Registrant (filed as Exhibit 4.5 to the 2004 10-K and incorporated herein by reference).
10.1	Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Humphrey P. Polanen (filed as Exhibit 10.1 to the 2004 10-K and incorporated herein by reference).
10.2	Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Cary M. Grossman (filed as Exhibit 10.2 to the 2004 10-K and incorporated herein by reference).
10.3	Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Daniel J. Johnson (filed as Exhibit 10.3 to the 2004 10-K and incorporated herein by reference).
10.4	Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Keith A. Walz (filed as Exhibit 10.4 to the 2004 10-K and incorporated herein by reference).
10.5	Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Scott Broomfield (filed as Exhibit 10.5 to the 2004 10-K and incorporated herein by reference).
10.6	Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Alberto Micalizzi (filed as Exhibit 10.6 to the 2004 10-K and incorporated herein by reference).
10.8	Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant (filed as Exhibit 10.8 to the 2004 10-K and incorporated herein by reference).
10.9	Stock Escrow Agreement between the Registrant, American Stock Transfer & Trust Company and the Initial Stockholders (filed as Exhibit 10.9 to the 2004 10-K and incorporated herein by reference).
10.10	Registration Rights Agreement among the Registrant and the Initial Stockholders (filed as Exhibit 10.10 to the 2004 10-K and incorporated herein by reference).
10.11	Letter Agreement between Sand Hill Security, LLC and Registrant regarding administrative support (filed as Exhibit 10.11 to the 2004 10-K and incorporated herein by reference).
10.12	Revolving Credit Agreement in the principle amount of $60,000 between the Registrant and Sand Hill Security, LLC (filed as Exhibit 10.12 to the 2004 10-K and incorporated herein by reference).
10.13
M&A Advisory Services Agreement, dated effective as of March 30, 2005, by and between the Company and Software Equity Group, L.L.C. (filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-QSB for the quarter ended March 31, 2005 and filed with the Securities and Exchange Commission on May 16, 2005, and incorporated herein by reference).

10.14
Form of Stock Option Agreement (filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-QSB for the quarter ended March 31, 2005 and filed with the Securities and Exchange Commission on May 16, 2005, and incorporated herein by reference).

10.15
Agreement and Plan of Merger dated as of October 26, 2005 among the Company., Sand Hill Merger Corp. and St. Bernard Software, Inc. (filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-4 , registration no. 333-130412, and incorporated herein by reference).

10.16
Amendment to Agreement and Plan of Merger, dated as of December 15, 2005, by and among Sand Hill IT Security Acquisition Corp., Sand Hill Merger Corp. and St. Bernard Software, Inc (filed as Exhibit 2.2 to the Company’s Registration Statement on Form S-4, registration no. 333-130412, filed with the Securities and Exchange Commission).

14
Code of Business Conduct and Ethics (filed as Exhibit 14 to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2004 and filed with the Securities and Exchange Commission on September 8, 2004 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

E-2