Form 10QSB
period 2006-03-31
SAND HILL IT SECURITY ACQUISITION CORP
filed 2006-05-15
CIK 1288496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-QSB

__________________

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of March 31, 2006, 5,110,000 shares of common stock, par value $.01 per share, were issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

Index	Page No.

Part I: Condensed Financial Information

Item 1 -Financial Statements	3

Unaudited Condensed Balance Sheets	3
Unaudited Condensed Statements of Operations	4
Unaudited Condensed Statements of Cash Flows	5
Notes to Unaudited Condensed Financial Statements	6

Item 2 - Management’s Discussion and Analysis or Plan of Operation	9

Item 3 - Controls and Procedures	11

Part II. Other Information

Item 6 - Exhibits and Reports on Form 8-K	13

Signatures	14
Exhibit Index	15

PART I. CONDENSED FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SAND HILL IT SECURITY ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED BALANCE SHEET

ASSETS	March 31, 2006 (Unaudited)
Current assets:
Cash	$ 658
Treasury securities held in trust, at market	21,952,760
Prepaid expenses	10,887
Total Assets	$ 21,964,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$ 299,521
Advances from stockholders	45,000
Total Liabilities	344,521

Common stock subject to possible conversion (821,589 shares at conversion value)	4,368,599
Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized 5,000,000 shares; none issued
Common stock, $0.01 par value
Authorized 50,000,000 shares
Issued and outstanding 5,110,000 shares	42,884
Additional paid-in capital	17,675,121
Deficit accumulated during the development stage	(466,820)
Total Stockholders’ Equity	17,251,185
Total Liabilities and Stockholders’ Equity	$ 21,964,305

See accompanying notes to condensed financial statements

SAND HILL IT SECURITY ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2006 (Unaudited)	Three months ended March 31, 2005 (Unaudited)	Period from April 15, 2004 (inception) to March 31, 2006 (Unaudited)
Professional Fees	$ (84,782)	$(62,166)	$ (647,439)
Rents, Fees and Taxes	(22,500)	(22,500)	(253,733)
D&O Insurance	(30,542)	(30,845)	(205,314)
Travel, Lodging & Meals	(16,019)	(20,144)	(163,072)
Other	(16,892)	(36,493)	(199,971)
Operating loss	(170,735)	(172,148)	(1,469,529)
Interest income	222,217	123,898	1,002,709
Net income (loss)	$ 51,482	(48,250)	$ (466,820)
Weighted Average Shares Outstanding	5,110,000	3,468,784	4,518,884
Net income (Loss) Per Share-Basic	$ 0.01	$ (0.01)	$ (0.10)
Net effect of dilutive stock option – based on the treasury stock method	418,172	-	-
Weighted average common and common equivalent shares outstanding	5,528,172	3,468,784	4,518,884
Net income (Loss) Per Share - Diluted	0.01	($0.01)	($0.10)

See accompanying notes to condensed financial statements

SAND HILL IT SECURITY ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2006 (Unaudited)	Three months ended March 31, 2005 (Unaudited)	Period from April 15, 2004 (inception) to March 31, 2006 (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$51,482	$(48,250)	$(466,820)
Compensation expense related to issuance of Advisory Board options	7,341	7,341	39,152
Changes in assets & liabilities:
Accretion of treasury bill and mark to market gain	(222,217)	(119,782)	(928,535)
Prepaid expenses	902	30,884	(10,887)
Accounts payable and accrued expenses	44,554	44,498	299,521

Net cash used in operating activities	(117,939)	(85,349)	(1,067,569)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of treasury bill in trust account	-	-	(21,025,000)
Net cash used in investing activities	-	-	(21,025,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock to initial stockholders	-	-	25,000
Gross proceeds from public offering	-	-	24,660,000
Costs of public offering	-	-	(2,636,773)
Proceeds from stockholder loan	45,000	-	85,000
Repayment of stockholder loan	-	-	(40,000)
Net cash provided by financing activities	45,000	-	22,093,227

NET INCREASE (DECREASE) IN CASH	(72,939)	(85,349)	658
CASH AT BEGINNING OF PERIOD	73,596	783,133	-
CASH AT END OF PERIOD	658	697,784	658

See accompanying notes to condensed financial statements

SAND HILL IT SECURITY ACQUISITION CORP.

(A Corporation in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The financial statements included herein as of and for the three months ended March 31, 2006 and March 31, 2005, the period from inception (April 15, 2004) to March 31, 2006, have been prepared by Sand Hill IT Security Acquisition Corp. (the “Company”) without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its subsidiary, Sand Hill Merger Corp. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries), which are, in the opinion of the Company, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

The Company’s Certificate of Incorporation provides for the mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (January 30, 2006), or 24 months from the consummation of the Offering (July 30, 2006) if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering as described in Note 3). On October 26, 2005, the Company entered into a definitive merger agreement (see Note 6).

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

5.	EARNINGS PER SHARE

The following table sets forth the number of dilutive shares that may be issued pursuant to options and warrants currently outstanding, which number was used in the per share calculations for 2006 but excluded in 2005 and 2004 due to their anti-dilutive effect.

	Three Months Ended March 31, 2006 (Unaudited)	Three Months Ended March 31, 2005 (Unaudited)	Period from April 15, 2004 (inception) to March 31, 2006 (Unaudited)
Warrants	416,696	-	-
Stock options	1,476	-	-
Total dilutive	418,172	-	-

6.	SUBSEQUENT EVENT

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

7.	COMMITMENT

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

8.	NOTES PAYABLE

Sand Hill Security, LLC, an Initial Stockholder and affiliate of the officers and directors of the Company, entered into a revolving credit agreement with the Company in the amount of $60,000. Advances under the credit facility amounted to $40,000 as of July 30, 2004. The loan was repaid out of the net proceeds of the Offering. During the quarterly period ended March 31, 2006 certain affiliates of the Company advanced an aggregate of $45,000 to the Company to cover expenses related to the merger described in Note 6 above. The Broomfield Family Trust advanced $25,000 to the Company and Sand Hill Security, LLC advanced $20,000 to the Company. The Company entered into unsecured promissory notes in connection with the loans. The loans accrue interest at a rate of ten percent per annum and are payable on the earlier of the consummation of the merger described in Note 6 above and July 26, 2006.

9.	COMMON STOCK

At March 31, 2006, 50,000,000 shares of $0.01 par value common stock were authorized and 5,110,000 shares were outstanding.

10.	PREFERRED STOCK

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

Forward Looking Statements

Certain statements contained in this interim report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this interim report could differ materially from those stated in such forward-looking statements due to various factors, including but not limited to, our being a development stage company with no operating history, our dependence on key personnel some of whom may join us following a business combination, our personnel allocating their time to other businesses and potentially having conflicts of interest with our business, our potentially being unable to obtain additional financing to complete a business combination, the ownership of our securities being concentrated, risks associated with the IT security industry and those other risks and uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, including our Registration Statement on Form S-1 that was declared effective July 26, 2004 and the definitive Prospectus thereunder, our annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 17, 2006, and the uncertainties set forth from time to time in the Company’s filings and other public statements. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Plan of Operation

We were formed on April 15, 2004, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the IT security industry. We intend to utilize cash derived from the proceeds of our initial public offering (the “Offering”), our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. We consummated the Offering on July 30, 2004. Our activities to date have been comprised solely of organizational activities, preparing for and consummating the Offering, and efforts associated with identifying a target for a business combination.

The net proceeds from the Offering and the capital contributed by our Initial Stockholders amounted to approximately $22.02 million. As of March 31, 2006, we had cash of $658, and treasury securities in our trust account (at cost) of $21,530,847; a total of approximately $21.9 million. The difference between the sum of our initial capital plus the net proceeds of the Offering reduced by our cash and amount we placed in trust is approximately $140,000. Through March 31, 2006, we have used $1,067,569 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $991,780 in interest and $10,929 on money market accounts through March 31, 2006.

For the three months ended March 31, 2006, we recorded interest income from the accretion in value of our trust account of $222,217. We incurred an operating loss of $170,735 for that same period. Our expenses consist primarily of professional fees, rents, fees and taxes, insurance, travel and other certain other expenses associated with being a public company.

Over the 24-month period subsequent to the consummation of the Offering, the Company had anticipated approximately $250,000 of expenses for legal, accounting and other expenses related to the due diligence investigations, and structuring and negotiating of a business combination, $180,000 for the administrative fee payable to Sand Hill Security, LLC ($7,500 per month for two years), $100,000 of expenses for the due diligence and investigation of a target business, $75,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $475,000 for general working capital to be used for miscellaneous expenses and reserves, including approximately $180,000 for director and officer liability insurance premiums, inclusive of the amounts set out in the preceding paragraph. We do not believe that the Company has sufficient available cash resources outside of the trust fund to operate until the merger is consummated, without accruing for certain professional expenses, such as legal and accounting costs and, therefore, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate the business combination with St. Bernard. Anticipating closure of the merger by the end of the second quarter of 2006, Sand Hill estimates total costs to consummation of approximately $15,000 for the administrative fee payable to Sand Hill Security LLC, $10,000 for accounting fees relating to quarterly SEC reporting obligations, $40,000 for legal costs related to the joint proxy statement/prospectus and registration statement on Form S-4, $25,000 in printing costs for the joint proxy statement/prospectus and registration statement on Form S-4, plus an additional $30,000 in travel costs, investor relations costs and general corporate working capital requirements. This is a total estimate of $120,000 to operate until the consummation of a business combination. To the extent that these costs exceed amounts available outside the trust fund, trust fund assets will be used to fund the excess costs of the merger if the merger is completed and the trust fund assets are released to the Company.

We are obligated, commencing July 26, 2004, to pay to Sand Hill Security, LLC, an affiliate of our directors and executive officers, a monthly fee of $7,500 for general and administrative services. In addition, in April 2004, Sand Hill Security, LLC advanced an aggregate of $40,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. This amount was repaid in August 2004 out of the proceeds of the Offering. During the quarterly period ended March 31, 2006 certain affiliates of the Company advanced an aggregate of $45,000 to the Company to cover expenses related to the merger described below. The Broomfield Family Trust advanced $25,000 to the Company and Sand Hill Security, LLC advanced $20,000 to the Company. The Company entered into unsecured promissory notes in connection with the loans. The loans accrue interest at a rate of ten percent per annum and are payable on the earlier of the consummation of the merger of St. Bernard Software, Inc. and Sand Hill Merger Corp. and July 26, 2006.

On October 26, 2005, the Company and its wholly-owned subsidiary Sand Hill Merger Corp., a Delaware corporation (“Merger Sub”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with St. Bernard Software, Inc., a Delaware corporation (“St. Bernard”), pursuant to which Merger Sub will merge with and into St. Bernard in an all-stock transaction (the “Merger”). At the effective time of the Merger, St. Bernard will be the surviving corporation and become a wholly-owned subsidiary of the Company. On December 16, 2005, the Company filed a joint proxy statement/prospectus with the Securities and Exchange Commission relating to the Merger as part of a registration statement on Form S-4. The joint proxy statement/prospectus on Form S-4 was amended and refiled with the Securities and Exchange Commission on March 17, 2006 and April 26, 2006.

Item 3. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2006 was made under the supervision and with the participation of our management,

including our chief executive officer and our chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	Promissory Note, dated March 15, 2006, in the original principal amount of $25,000 made by Sand Hill IT Security Acquisition Corp. payable to the order of the Broomfield Family Trust

10.2	Promissory Note, dated March 15, 2006, in the original principal amount of $20,000 made by Sand Hill IT Security Acquisition Corp. payable to the order of Sand Hill Security, LLC

31.1	Section 302 Certification by CEO

31.2	Section 302 Certification by CFO

32.1	Section 906 Certification by CEO

32.2	Section 906 Certification by CFO

(b)	Reports on Form 8-K:

Date	Items	Financial Statements
March 17, 2006	8.01 and 9.01	None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2006

SAND HILL IT SECURITY ACQUISITION CORP.

/s/ Humphrey P. Polanen
Humphrey P. Polanen
Chief Executive Officer

/s/Keith Walz
Keith Walz
Chief Financial Officer and Secretary

EXHIBIT INDEX

Number	Description

10.1	Promissory Note, dated March 15, 2006, in the original principal amount of $25,000 made by Sand Hill IT Security Acquisition Corp. payable to the order of the Broomfield Family Trust

10.2	Promissory Note, dated March 15, 2006, in the original principal amount of $20,000 made by Sand Hill IT Security Acquisition Corp. payable to the order of Sand Hill Security, LLC

31.1	Section 302 Certification by CEO

31.2	Section 302 Certification by CFO

32.1	Section 906 Certification by CEO

32.2	Section 906 Certification by CFO