Form 10QSB/A
period 2006-03-31
SAND HILL IT SECURITY ACQUISITION CORP
filed 2006-06-02
CIK 1288496

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Transitional Small Business Disclosure Format (check one):
Yes [  ] No [X]

Explanatory Note:

This Form 10-QSB/A is being filed to provide additional information in regard to Item 3, Controls and Procedures.

Item 3. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2006 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 31, 2006

SAND HILL IT SECURITY ACQUISITION CORP.

/s/ Humphrey P. Polanen
Humphrey P. Polanen
Chief Executive Officer

/s/Keith Walz
Keith Walz
Chief Financial Officer and Secretary

EXHIBIT INDEX

Number	Description

31.1	Section 302 Certification by CEO

31.2	Section 302 Certification by CFO

32.1	Section 906 Certification by CEO

32.2	Section 906 Certification by CFO