Form 10KSB/A
period 2005-12-31
SAND HILL IT SECURITY ACQUISITION CORP
filed 2006-06-21
CIK 1288496

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

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Sand Hill IT Security Acquisition Corp., a Delaware corporation (the “Company”), hereby amends, as set forth herein, the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 17, 2006 (the “Form 10-KSB”). The item numbers and responses thereto are in accordance with the requirements of Form 10-KSB. All capitalized terms used and not otherwise defined herein shall have the meaning specified in the Form 10-KSB.

SAND HILL IT SECURITY ACQUISITION CORP.

-i-

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

We may experience volatility in earnings due to how we are required to account for our warrants.

Under EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF No. 00-19), the fair value of the warrants issued as part of the units issued in our initial public offering must be reported as a liability. The warrant agreement provides for us to register the shares underlying the warrants and is silent as to the penalty to be incurred in the absence of our ability to deliver registered shares to the warrant holders upon warrant exercise. Under EITF No. 00-19, we are required to assume that this situation could give rise to us ultimately having to net-cash settle the warrants, thereby necessitating the treatment of the warrants as a liability. Further, EITF No. 00-19 requires us to record the warrant liability at each reporting date at its then estimated fair value, with any changes being recorded through our statement of operations as other income/expense. The warrants will continue to be reported as a liability until such time that they are exercised, expire, or we are otherwise able to modify the registration rights agreement to remove the provisions which require this treatment. As a result, we could experience volatility in our net income due to changes that occur in the value of the warrant liability at each reporting date.

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

Equity Compensation Plan

The following table provides information as of December 31, 2005, about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	60,000	$4.75	40,000
Total	60,000	$4.75	40,000

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

As of December 31, 2005, the Company had cash of $73,596, and treasury securities in our trust account (including interest) of $21,730,543. From inception through December 31, 2005, we have had negative cash flow from operations of $948,866 from the net proceeds that were not deposited into the trust fund. The cumulative net loss of $1,595,121 reported for the period from April 15, 2004 (inception) through December 31, 2005 consists primarily of $174,772 for director and officer liability and other insurance, $127,500 for facilities, $562,657 for professional fees, $147,052 for travel and travel related costs, $103,733 for taxes, and $183,079 for other operating expenses and warrant liability expense of $1,076,820. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $780,492 in interest through December 31, 2005.

Under EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19), the fair value of the warrants issued as part of the Units have been reported as a liability. The warrant agreement provides for the Company to register the shares underlying the warrants and is silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the warrant holders upon warrant exercise. Under EITF No. 00-19, the Company is required to assume that this situation could give rise to it ultimately having to net-cash settle the warrants, thereby necessitating the treatment of the warrants as a liability. Further, EITF No. 00-19 requires the Company to record the warrant liability at each reporting date at its then estimated fair value, with any changes being recorded through the Company’s statement of operations as other income/expense. The warrants will continue to be reported as a liability until such time that they are exercised, expire, or the Company is otherwise able to modify the registration rights agreement to remove the provisions which require this treatment. As a result, the Company could experience volatility in its net income due to changes that occur in the value of the warrant liability at each reporting date.

The Company had previously issued financial statements which did not present the warrants as a liability. The accompanying financial statements have been restated to correct this error.

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

As discussed in Note 1 to the financial statements, the Company has restated the accompanying financial statements to reflect the warrants outstanding in connection with the Company’s initial public offering as a liability.

/s/ HEIN & ASSOCIATES LLP

March 14, 2006 (except for paragraphs 4, 5 and 6 of Note 1, to which the date is June 19, 2006)
Houston, Texas

SAND HILL IT SECURITY ACQUISITION CORP.

(A Corporation in the Development Stage)

BALANCE SHEETS

ASSETS	Restated December 31, 2005	Restated December 31, 2004
Current assets:
Cash	$73,596	$783,133
Treasury bill held in trust	21,730,543	21,100,510
Prepaid expenses	11,789	132,131
Total current assets	21,815,928	22,015,774
Total Assets	$21,815,928	$22,015,774

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$254,955	$15,772
Warrant liability	$6,419,820	$5,343,000
Total Current Liabilities	$6,674,775	$5,358,772

Total Liabilities	$6,674,775	$5,358,772

Common stock subject to shareholder’s right to conversion; 821,589 shares at conversion value	4,343,935	4,217,992

Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized 5,000,000 shares; none issued	—	—
Common stock, $0.01 par value
Authorized 50,000,000 shares
Issued and outstanding, 5,110,000 (including the 821,589 subject to conversion) and 1,000,000 shares, respectively	42,884	42,884
Additional paid-in capital	12,349,455	12,446,033
Deficit accumulated during the development stage	(1,595,121)	(49,907)
Total Stockholders’ Equity	10,797,218	12,439,010
Total Liabilities and Stockholders’ Equity	$21,815,928	$22,015,774

SAND HILL IT SECURITY ACQUISITION CORP.

(A Corporation in the Development Stage)

STATEMENTS OF OPERATION

	Restated Twelve months ended December 31, 2005	Period from April 15, 2004 (inception) to December 31, 2004	Restated Period from April 15, 2004 (inception) to December 31, 2005
Professional Fees	$(530,157)	$(32,500)	$(562,657)
Facilities	(90,000)	(37,500)	(127,500)
Director and Officer Insurance	(123,364)	(51,408)	(174,772)
Travel, Lodging and Meals	(112,692)	(34,360)	(147,052)
State Franchise Taxes.	(103,733)	—	(103,733)
Other Operating Expense	(146,901)	(36,178)	(183,079)
Operating loss	(1,106,847)	(191,946)	(1,298,793)
Interest income	638,453	142,039	780,492
Warrant liability expense	(1,076,820)	—	(1,076,820)
Net loss	$(1,545,214)	$(49,907)	$(1,595,121)
Weighted Average Shares Outstanding	5,110,000	3,468,784	4,433,893
Net Loss Per Share (Basic and Diluted)	$(0.30)	$(0.01)	$(0.36)

SAND HILL IT SECURITY ACQUISITION CORP.

(A Corporation in the Development Stage)

STATEMENTS OF CASH FLOW

	Restated For the twelve months ending December 31, 2005	Restated Period from April 15, 2004 (inception) to December 31, 2004	Restated Period from April 15, 2004 (inception) to December 31, 2005
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,545,214)	$(49,907)	$(1,595,121)
Stock compensation related to issuance of Advisory Board options	29,364	2,447	31,811
Accretion of treasury bill	(630,033)	(75,510)	(705,543)
Decrease (Increase) in prepaid expenses	120,342	(132,131)	(11,788)
Increase in accounts payable and accrued expenses	239,183	15,772	254,955
Increase in warrant liability	1,076,820	—	1,076,820
Net cash provided by (used) in operating activities	(709,536)	(239,329	(948,866)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of treasury bill in trust account	—	(21,025,000)	(21,025,000)

Net cash used in investing activities	—	(21,025,000)	(21,025,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock to initial stockholders		25,000	25,000
Gross proceeds from public offering	—	24,660,000	24,660,000
Costs of public offering	—	(2,637,538)	(2,637,538)
Proceeds from stockholder loan	—	40,000	40,000
Repayment of stockholder loan	—	(40,000)	(40,000)
Net cash provided by financing activities	—	22,047,462	22,047,462

NET INCREASE (DECREASE) IN CASH	(709,537)	783,133	73,596
CASH AT BEGINNING OF PERIOD	783,133	—	—
CASH AT END OF PERIOD	$73,596	$783,133	$73,596

SAND HILL IT SECURITY ACQUISITION CORP.

(A Corporation in the Development Stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

Restated

	Preferred Stock	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated during the Development Stage	Total
Balance, April 15, 2004 (inception)	$—	—	$—	$—	$—	$—

Sale of 1,000,000 shares of common stock to initial stockholders at $0.025 per share		1,000,000	$10,000	$15,000		$25,000
Sale of 3,600,000 shares of common stock to public stockholders at $6.00 per share, net of underwriters’ discount and offering expenses of $2,637,538		3,600,000	$36,000	$18,926,462		$18,962,462
Sale of 510,000 shares of common stock to underwriters at $6.00 per share		510,000	$5,100	$3,054,900		$3,060,000
Amortization of Advisory Board Compensation				$2,447		$2,447
Reduction of capital related to the warrant liability				(5,343,000)		(5,343,000)
Reduction of capital related to the common stock subject to possible conversion (821,589 shares at conversion value)			$(8,216)	$(4,194,682)		$(4,202,898)
Increase in value of shares of common stock subject to possible conversion				$(15,094)		$(15,094)
Net loss for the period April 15, 2004 (inception) to December 31, 2004					$(49,907)	$(49,907)
Balance, December 31, 2004	$—	5,110,000	$42,884	$12,446,033	$(49,907)	$12,439,010

Amortization of Advisory Board Compensation				$29,364		$29,364
Increase in value of shares of common stock subject to possible conversion				$(125,942)		$(125,942)
Net loss for twelve months ending December 31, 2005					$(1,545,214)	$(1,545,214)
Balance, December 31, 2005	$—	5,110,000	$42,884	$12,349,455	$(1,595,121)	$10,797,218

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

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on July 26, 2004. The Company consummated the Offering on July 30, 2004 and received proceeds, net of the underwriters’ discount of $22,022,462, which includes proceeds of $2,861,100 received from the exercise by the underwriters of the over allotment option. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a merger with or acquisition of an operating business in the IT security industry (“Business Combination”). There is no assurance that the Company will be able to successfully affect a Business Combination. A treasury bill of $21,025,000 was purchased at a discount for $20,961,000 with funds initially deposited in an interest bearing trust account (“Trust Fund”) and is being held until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds may only be invested in United States government securities with a maturity of 180 days or less. The trust fund balance has been invested in a United States Treasury Bill, which is accounted for as a trading security and is recorded at its market value of approximately $21,730,543 at December 31, 2005. The excess of market value over cost is included in interest income in the accompanying Statement of Operations. The remaining proceeds of the Offering may be used to pay for business, legal and accounting due diligence on prospective mergers or acquisitions and continuing general and administrative expenses.

Under EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), the fair value of the warrants issued as part of the Units have been reported as a liability. The warrant agreement provides for the Company to register the shares underlying the warrants and is silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the warrant holders upon warrant exercise. Under EITF No. 00-19, the Company is required to assume that this situation could give rise to it ultimately having to net-cash settle the warrants, thereby necessitating the treatment of the warrants as a liability. Furthermore, EITF No. 00-19 requires the Company to record the warrant liability at each reporting date at its then estimated fair value, with any changes being recorded through the Company’s statement of operations as other income/expense. The warrants will continue to be reported as a liability until such time that they are exercised, expire, or the Company is otherwise able to modify the registration rights agreement to remove the provisions which require this treatment.

The fair value of the warrant liability in the accompanying balance sheet has been determined using the trading value of the warrants. The value assigned to the fair value of the warrant liability at July 30, 2004 (date of issuance), December 31, 2004, and December 31, 2005 was $5,343,000, $5,343,000, and $6,419,820, respectively.

Amounts reported as warrant liability expense in the accompanying statement of operations resulting from the change in valuation of the warrant liability was $0 and $1,076,820 for 2004 and 2005, respectively.

The Company had previously issued financial statements which did not present the warrants as a liability. The accompanying financial statements have been restated to correct this error. The impact of the correction of this error in previously reported financial statements is as follows:

2004	As of September 30, 2004		As of December 31, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
Total Assets	$22,045,626	$22,045,626	$22,015,774	$22,015,774
Total Liabilities	$13,772	$4,452,572	$15,772	$5,358,772
Common Stock Subject to Conversion	$4,199,392	$4,199,392	$4,217,992	$4,217,992
Stockholders’ Equity	$17,832,472	$13,393,672	$17,782,010	$12,439,010

	For the Three-Month Period Ended September 30, 2004		For the Three-Month Period Ended December 31, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
Warrant liability Income (Expense)	$—	$904,200	$—	$(904,200)
Net Income (Loss)	$(3,680)	$900,520	$(46,227)	$(950,427)
Net Income Per Share-Basic	$0.00	$0.24	$(0.01)	$(0.19)
Net Income Per Share-Diluted	$0.00	$0.00	$(0.01)	$(0.19)

2005	As of March 31, 2005		As of June 30, 2005		As of September 30, 2005		As of December 31, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Total Assets	$22,019,364	$22,019,364	$21,950,544	$21,950,544	$21,904,815	$21,904,815	$21,815,928	$21,815,928
Total Liabilities	$60,270	$4,992,270	$92,522	$6,421,922	$145,910	$11,407,310	$254,955	$6,674,775
Common Stock Subject to Conversion	$4,241,936	$4,241,936	$4,268,649	$4,268,649	$4,304,016	$4,304,016	$4,343,935	$4,343,935
Stockholders' Equity	$17,717,158	$12,785,158	$17,589,373	$11,259,973	$17,454,889	$6,193,489	$17,217,038	$10,797,218

	For the Three Months Ended March 31, 2005		For the Three Months Ended June 30, 2005		For the Three Months Ended September 30, 2005		For the Three Months Ended December 31, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Warrant liability Income (Expense)	$—	$411,000	$—	$(1,397,400)	$—	$(4,932,000)	$—	$4,841,580
Net Income (Loss)	$(48,250)	$362,750	$(108,413)	$(1,505,813)	$(107,458)	$(5,039,458)	$(204,274)	$(4,637,306)
Net Income (Loss) Per Share-Basic	$(0.01)	$0.10	$(0.02)	$(0.29)	$(0.02)	$(0.99)	$(0.04)	$0.91
Net Income (Loss) Per Share-Diluted	$(0.01)	$0.00	$(0.02)	$(0.29)	$(0.02)	$(0.99)	$(0.04)	$(0.02)

	For the Six Months Ended June 30, 2005		For the Nine Months Ended September 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
Warrant liability Income (Expense)	$—	$(986,400)	$—	$(5,918,400)
Net Income (Loss)	$(156,663)	$(1,143,063)	$(263,121)	$(6,181,521)
Net Income (Loss) Per Share-Basic	$(0.03)	$(0.22)	$(0.05)	$(1.21)
Net Income (Loss) Per Share-Diluted	$(0.03)	$(0.22)	$(0.05)	$(1.21)

	Year Ended December 31, 2004		Year Ended December 31, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
Warrant liability (Expense)	$—	$—	$—	$(1,076,820)
Net Loss	$(49,907)	$(49,907)	$(468,394)	$(1,545,214)
Net Loss Per Share-Basic	$(0.01)	$(0.01)	$(0.09)	$(0.30)
Net Income (Loss) Per Share-Diluted	$(0.01)	$(0.01)	$(0.09)	$(0.30)

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

BASIC:	2005	2004
Numerator: Net loss	$(1,545,214)	$(49,907)
Denominator: Average common shares outstanding	5,110,000	3,468,784
Basic earnings per share	$(0.30)	$(0.01)

DILUTED:
Numerator: Net loss	$(1,545,214)	$(49,907)
Denominator: Average common shares outstanding	5,110,000	3,468,784
Diluted earnings per share	$(0.30)	$(0.01)

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

A summary of the activity of the Company’s fixed stock option plans is presented below:

	Shares	Weighted Average Exercise Prices	Fair Value

Stock options outstanding at April 15, 2004	-	$-	$-
Options granted	60,000	4.75	0.98
Options cancelled	-	-	-
Stock options outstanding at December 31, 2004	60,000	$4.75	0.98
Options granted	-	-
Options cancelled	-	-
Stock options outstanding at December 31, 2005	60,000	$4.75

Common shares authorized under the 2004 Stock Plan	100,000
Outstanding options	(60,000)
Outstanding stock grants	-
Options available for grant at December 31, 2004	40,000

Shares exercisable at December 31, 2005	60,000	$4.75	$0.98
Outstanding option	(60,000)	-
Outstanding stock grants	-	-
Options available for grant at December 31, 2005	40,000	$4.75

The weighted average remaining contractual life of options is 4 years.

10.    MANAGEMENT PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had current liabilities of $6,674,775 as of December 31, 2005 and net loss of $1,545,214 for the year ended December 31, 2005. The Company does not have any more due diligence funds to satisfy its current obligations. This matter raises doubt about the Company’s ability to continue as a going concern without additional infusions of equity capital or debt.

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

Item 8. Changes In and Disagreements With Accountants or Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005 (the “Evaluation Date”), and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. However, in connection with the preparation of Amendment No. 4 to the Registration Statement on Form S-4 related to the Agreement and Plan of Merger, dated as of October 26, 2005, by and among our company, St. Bernard Software, Inc. and Sand Hill Merger Corp., we were advised by our independent registered accounting firm, Hein & Associates LLP (“Hein”) on June 19, 2006, that we may need to reclassify certain amounts in our financial statements to report the warrants issued as part of the units in our initial public offering as a liability. Hein based its conclusions upon on a comment received from the Securities and Exchange Commission in connection with the preparation of the Amendment No. 4 to the Registration Statement on Form S-4 and after further discussion with the Staff of the Securities and Exchange Commission. We addressed this concern by determining to restate our Form 10-KSB for the fiscal year ended December 31, 2005 and our Form 10-QSB/A for the period ended March 31, 2006 to reflect this reclassification. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

(9)	Represents shares beneficially owned by Amaranth, LLC, Amaranth Advisors L.L.C. and Nicholas M. Maounis. The business address is One American Lane, Greenwich, Connecticut 06831.
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

10.16
Amendment to Agreement and Plan of Merger, dated as of December 15, 2005, by and among Sand Hill IT Security Acquisition Corp., Sand Hill Merger Corp. and St. Bernard Software, Inc. (filed as Exhibit 2.2 to the Company’s Registration Statement on Form S-4, registration no. 333-130412, and incorporated herein by reference).

14
Code of Business Conduct and Ethics (filed as Exhibit 14 to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2004 and filed with the Securities and Exchange Commission on September 8, 2004 and incorporated herein by reference).

23.1	Consent of Independent Registered Public Account Firm**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	filed herewith
**	previously filed

(b)	Reports on Form 8-K

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

SAND HILL IT SECURITY ACQUISITION CORP. (Registrant)

Date: June 21, 2006	By:	/s/ Humphrey P. Polanen

Name: Humphrey P. Polanen Title: Chief Executive Officer

INDEX TO EXHIBITS

(a)	The following exhibits are filed as part of report K:

Exhibit No.	Description
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

10.16
Amendment to Agreement and Plan of Merger, dated as of December 15, 2005, by and among Sand Hill IT Security Acquisition Corp., Sand Hill Merger Corp. and St. Bernard Software, Inc. (filed as Exhibit 2.2 to the Company’s Registration Statement on Form S-4, registration no. 333-130412, and incorporated herein by reference).

14
Code of Business Conduct and Ethics (filed as Exhibit 14 to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2004 and filed with the Securities and Exchange Commission on September 8, 2004 and incorporated herein by reference).

23.1	Consent of Independent Registered Public Account Firm**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	filed herewith
**	previously filed