Form 10QSB/A
period 2006-03-31
SAND HILL IT SECURITY ACQUISITION CORP
filed 2006-06-21
CIK 1288496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-QSB/A
(Amendment No. 2)
__________________

(Mark One)
☒QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

Commission File Number 000-50813

Sand Hill IT Security Acquisition Corp.
__________________

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
Yes ☐ No ☒

Sand Hill IT Security Acquisition Corp., a Delaware corporation (the “Company”), hereby amends, as set forth herein, the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006 filed with the Securities and Exchange Commission on May 15, 2006, as amended on Form 10-QSB/A filed with the Securities and Exchange Commission on June 2, 2006 (collectively, the “Form 10-QSB”). The item numbers and responses thereto are in accordance with the requirements of Form 10-QSB. All capitalized terms used and not otherwise defined herein shall have the meaning specified in the Form 10-QSB.

PART I. CONDENSED FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SAND HILL IT SECURITY ACQUISITION CORP.
(A Corporation in the Development Stage)
CONDENSED BALANCE SHEET

ASSETS	Restated March 31, 2006 (Unaudited)
Current assets:
Cash	$658
Treasury securities held in trust, at market	21,952,760
Prepaid expenses	10,887
Total Assets	$21,964,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$299,521
Advances from stockholders	45,000
Warrant liability	$7,315,800
Total current liabilities	$7,660,321

Total Liabilities	$7,660,321

Common stock subject to possible conversion (821,589 shares at conversion value)	$4,368,599
Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized 5,000,000 shares; none issued
Common stock, $0.01 par value
Authorized 50,000,000 shares
Issued and outstanding 5,110,000 shares	42,884
Additional paid-in capital	12,332,121
Deficit accumulated during the development stage	(2,439,620)
Total Stockholders’ Equity	9,935,385
Total Liabilities and Stockholders’ Equity	$21,964,305

See accompanying notes to condensed financial statements.

SAND HILL IT SECURITY ACQUISITION CORP.
(A Corporation in the Development Stage)
CONDENSED STATEMENTS OF OPERATIONS
	Restated Three months ended March 31, 2006 (Unaudited)	Restated Three months ended March 31, 2005 (Unaudited)	Restated Period from April 15, 2004 (inception) to March 31, 2006 (Unaudited)
Professional Fees	$(84,782)	$(62,166)	$(647,439)
Rents, Fees and Taxes	(22,500)	(22,500)	(253,733)
D&O Insurance	(30,542)	(30,845)	(205,314)
Travel, Lodging & Meals	(16,019)	(20,144)	(163,072)
Other	(16,892)	(36,493)	(199,971)
Operating loss	(170,735)	(172,148)	(1,469,529)
Interest income	222,217	123,898	1,002,709

Warranty liability income (expense)	(895,980)	411,000	(1,972,800)

Net income (loss)	$(844,498)	$362,750	$(2,439,620)
Weighted Average Shares Outstanding-Basic	5,110,000	3,468,784	4,518,884
Net income (loss) Per Share-Basic	$(0.17)	$0.10	$(0.54)

Weighted Average Shares Outstanding-Dilutive	5,110,000	11,688,784	4,518,884
Net income (loss) Per Share-Diluted	$(0.17)	$0.00	$(0.54)

See accompanying notes to condensed financial statements.

SAND HILL IT SECURITY ACQUISITION CORP.
(A Corporation in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS

	Restated Three months ended March 31, 2006 (Unaudited)	Restated Three months ended March 31, 2005 (Unaudited)	Restated Period from April 15, 2004 (inception) to March 31, 2006) (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(844,498)	$362,750	$(2,439,620)
Compensation expense related to issuance of Advisory Board options	7,341	7,341	39,152
Changes in assets & liabilities:
Accretion of treasury bill and mark to market gain	(222,217)	(119,782)	(928,535)
Prepaid expenses	902	30,844	(10,887)
Accounts payable and accrued expenses	44,554	44,498	299,521
Warranty liability expense (income)	895,980	(411,000)	1,972,800
Net cash used in operating activities	(117,938)	(85,349)	1,067,569

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of treasury bill in trust account	-	-	(21,025,000)
Net cash used in investing activities	-	-	(21,025,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock to initial stockholders	-	-	25,000
Gross proceeds from public offering	-	-	24,660,000
Costs of public offering	-	-	(2,636,773)
Proceeds from stockholder loan	45,000	-	85,000
Repayment of stockholder loan	-	-	(40,000)
Net cash provided by financing activities	45,000	-	22,093,227

NET INCREASE (DECREASE) IN CASH	(72,938)	(85,349)	658
CASH AT BEGINNING OF PERIOD	73,596	783,133	-
CASH AT END OF PERIOD	$658	$697,784	$658

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

Under EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), the fair value of the warrants issued as part of the Units have been reported as a liability. The warrant agreement provides for the Company to register the shares underlying the warrants and is silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the warrant holders upon warrant exercise. Under EITF No. 00-19, the Company is required to assume that the warrants could give rise to it ultimately having to net-cash settle the warrants, thereby necessitating the treatment of the warrants as a liability. Further, EITF No. 00-19 requires the Company to record the warrant liability at each reporting date at its then estimated fair value, with any changes being recorded through the Company’s statement of operations as other income/expense. The warrants will continue to be reported as a liability until such time that they are exercised, expire, or the Company is otherwise able to modify the registration rights agreement to remove the provisions which require this treatment. As a result, the Company could experience volatility in its net income due to changes that occur in the value of the warrant liability at each reporting date.

The fair value of the warrant liability in the accompanying balance sheet has been determined using the trading value of the warrants. The value assigned to the fair value of the warrant liability at July 30, 2004 (date of issuance), March 31, 2005, and March 31, 2006 was $5,343,000, $4,932,000, and $7,315,800, respectively.

Amounts reported as warrant liability income or expense in the accompanying statement of operations resulting from the change in valuation of the warrant liability was income in the amount of $411,000 and expense in the amount of $895,980 for the three months ended March 31, 2005 and 2006 respectively.

The Company had previously issued financial statements which accounted for the warrants as stockholders’ equity. The accompanying financial statements have been restated to correct this error. The impact of the correction of this error in previously reported financial statements is as follows:

	As of March 31, 2005		As of March 31, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated
Total Assets	$22,019,364	$22,019,364	$21,964,305	$21,964,305
Total Liabilities	$60,270	$4,992,270	$344,521	$7,660,321
Common Stock Subject to Conversion	$4,241,936	$4,241,936	$4,368,599	$4,368,599
Stockholders’ Equity	$17,717,158	$12,785,158	$17,251,185	$9,935,385

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated
Warrant Liability Income (Expense)	$--	$411,000	$--	$(895,980)
Net Income (Loss)	$(48,250)	$362,750	$51,482	$(844,498)
Net Income (Loss) Per Share-Basic	$(0.01)	$0.10	$0.01	$(0.17)
Net Income (Loss) Per Share-Diluted	$(0.01)	$0.00	$0.01	$(0.17)

4. TREASURY SECURITIES

Treasury securities are classified as trading securities and are carried at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings.

5. PROPOSED BUSINESS COMBINATION

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

8. COMMON STOCK

At March 31, 2006, 50,000,000 shares of $0.01 par value common stock were authorized and 5,110,000 shares were outstanding.

9. PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

10. EARNINGS PER SHARE

For the three months ended March 31, 2005 and 2006 and the period from April 15, 2004 (inception) to March 31, 2006, the following table sets forth the number of dilutive shares that may be issued pursuant to warrants currently outstanding, which number was used in the per share calculations.

	Three Months Ended April 30,
	2006	2005

Warrants	-	8,220,000
	-	8,220,000

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006 (the “Evaluation Date”), and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. However, in connection with the preparation of Amendment No. 4 to the Registration Statement on Form S-4 related to the Agreement and Plan of Merger, dated as of October 26, 2005, by and among our company, St. Bernard Software, Inc. and Sand Hill Merger Corp., we were advised by our independent registered accounting firm, Hein & Associates LLP (“Hein”) on June 19, 2006, that we may need to reclassify certain amounts in our financial statements to report the warrants issued as part of the units in our initial public offering as a liability. Hein based its conclusions upon on a comment received from the Securities and Exchange Commission in connection with the preparation of the Amendment No. 4 to the Registration Statement on Form S-4 and after further discussion with the Staff of the Securities and Exchange Commission. We addressed this concern by determining to restate our Form 10-KSB for the fiscal year ended December 31, 2005 and our Form 10-QSB/A for the period ended March 31, 2006 to reflect this reclassification. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

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

Dated: June 21, 2006

SAND HILL IT SECURITY ACQUISITION CORP.

/s/ Humphrey P. Polanen
Humphrey P. Polanen Chief Executive Officer

/s/ Keith Walz
Keith Walz Chief Financial Officer and Secretary

EXHIBIT INDEX

Number	Description

31.1	Section 302 Certification by CEO

31.2	Section 302 Certification by CFO

32.1	Section 906 Certification by CEO

32.2	Section 906 Certification by CFO