Form 10QSB
period 2006-06-30
ST. BERNARD SOFTWARE, INC.
filed 2006-08-18
CIK 1288496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-QSB
__________________

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

Commission File Number 000-50813

St. Bernard Software, Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-0996152
(State or other Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

15015 Avenue of Science
San Diego, California
(Address of Principal Executive Office)

(858) 676-2277
(Issuer’s Telephone Number, Including Area Code)

Sand Hill IT Security Acquisition Corp.
3000 Sand Hill Road
Building 1, Suite 240
Menlo Park, California
(Former Name, former Address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

As of June 30, 2006, 5,110,000 shares of common stock, par value $.01 per share, were issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☒

PART I. CONDENSED FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ST. BERNARD SOFTWARE, INC.
(FORMERLY KNOWN AS SAND HILL IT SECURITY ACQUISITION CORP.)
(A Corporation in the Development Stage)
CONDENSED BALANCE SHEET

ASSETS	June 30, 2006 (Unaudited)
Current assets:
Cash	$423
Treasury securities held in trust, at market	22,211,003
Prepaid expenses	252
Total Assets	$22,211,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$607,315
Loans from stockholders	82,300
Warrant liability	6,411,600
Total Liabilities	7,101,215

Common stock subject to possible conversion
(821,589 shares at conversion value)	4,439,979

Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized 5,000,000 shares; none issued	-
Common stock, $0.01 par value
Authorized 50,000,000 shares
Issued and outstanding 5,110,000 shares	42,884
Additional paid-in capital	12,267,992
Deficit accumulated during the development stage	(1,640,482)
Total Stockholders’ Equity	10,741,864
Total Liabilities and Stockholders’ Equity	$22,211,678

See accompanying notes to condensed financial statements.

ST. BERNARD SOFTWARE, INC.
(FORMERLY KNOWN AS SAND HILL IT SECURITY ACQUISITION CORP.)
(A Corporation in the Development Stage)
CONDENSED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2006 (Unaudited)	Three months ended June 30, 2005 (Unaudited) Restated	Six months ended June 30, 2006 (Unaudited)	Six months ended June 30, 2006 (Unaudited)	Period from April 15, 2004 (inception) to June 30, 2006 (Unaudited)
Professional Fees	$(161,454)	$(51,439)	$(246,236)	$(113,605)	$(808,893)
Rents, Fees and Taxes	(23,465)	(100,259)	(45,965)	(122,759)	(277,199)
D&O Insurance	(32,085)	(33,866)	(62,627)	(64,711)	(237,399)
Travel, Lodging & Meals	(30,779)	(32,071)	(46,798)	(52,215)	(193,851)
Other	(115,523)	(26,933)	(132,416)	(63,427)	(315,494)
Operating loss	(363,307)	(244,569)	(534,042)	(416,717)	(1,832,836)
Interest income	258,243	136,156	480,460	260,054	1,260,953

Warrant liability income/(expense)	904,200	(1,397,400)	8,220	(986,400)	(1,068,600)
Net income (loss)	$799,137	(1,505,813)	(45,361)	(1,143,063)	$(1,640,482)
Weighted Average Shares Outstanding -Basic	5,110,000	5,110,000	5,110,000	5,110,000	4,547,457
Weighted Average Shares Outstanding - Diluted	13,330,000	5,110,000	5,110,000	5,110,000	4,547,457
Net income (Loss) Per Share - Basic	$0.16	$(0.29)	$(0.01)	$(0.22)	$(0.36)
Net income (Loss) Per Share - Dilute	$(0.01)	$(0.29)	$(0.01)	$(0.22)	$(0.36)

See accompanying notes to condensed financial statements.

ST. BERNARD SOFTWARE, INC.
(FORMERLY KNOWN AS SAND HILL IT SECURITY ACQUISITION CORP.)
(A Corporation in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2006 (Unaudited)	Six months ended June 30, 2005 Unaudited) Restated	Period from April 15, 2004 (inception) to June 30, 2006 (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(45,361)	$(1,143,063)	$(1,640,482)
Compensation expense related to issuance of Advisory Board options	14,682	14,682	46,493
Purchase of treasury bill in trust account	-	-	(21,025,000)
Changes in assets & liabilities:
Accretion of treasury bill and mark to market gain	(480,460)	(253,412)	(1,186,778)
Prepaid expenses	11,537	61,690	(250)
Accounts payable and accrued expenses	352,349	76,750	607,315
Warrant liability	(8,220)	986,400	1,068,600

Net cash used in operating activities	(155,473)	(256,953)	(22,130,104)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock to initial stockholders	-	-	25,000
Gross proceeds from public offering	-	-	24,660,000
Costs of public offering	-	-	(2,636,773)
Proceeds from stockholder loan	82,300	-	122,300
Repayment of stockholder loan	-	-	(40,000)
Net cash provided by financing activities	82,300	-	22,130,527

NET INCREASE (DECREASE) IN CASH	(73,173)	(256,953)	423
CASH AT BEGINNING OF PERIOD	73,596	783,134	-
CASH AT END OF PERIOD	423	526,181	423

See accompanying notes to condensed financial statements.

ST. BERNARD SOFTWARE, INC.

(FORMERLY KNOWN AS SAND HILL IT SECURITY ACQUISITION CORP.)
(A Corporation in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The financial statements included herein as of and for the three and six months ended June 30, 2006 and June 30, 2005, and the period from inception (April 15, 2004) to June 30, 2006, have been prepared by St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (the “Company”) without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its subsidiary, Sand Hill Merger Corp. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries), which are, in the opinion of the Company, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

2.       ORGANIZATION, BUSINESS OPERATIONS

Sand Hill IT Security Acquisition Corp. was incorporated in Delaware on April 15, 2004 as a blank check company whose objective was to merge with or acquire an operating business in the IT security industry. The Company’s initial stockholders’ purchased 1,000,000 shares of common stock, $0.01 par value, for $25,000 on April 20, 2004.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on July 26, 2004. The Company consummated the Offering on July 30, 2004 and received proceeds, net of the underwriters’ discount of $22,022,462. Subsequently, the underwriters exercised their over allotment option and the Company received an additional $2,861,100 in proceeds, net of the underwriters’ discount. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a merger with or acquisition of an operating business in the IT security industry (“Business Combination”). An amount equal to $20,961,000 was placed in an interest bearing trust account (the “Trust Fund”) until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds may only be invested in United States government securities with a maturity of 180 days or less. The remaining proceeds of the Offering may be used to pay for business, legal and accounting due diligence on prospective mergers or acquisitions and continuing general and administrative expenses. On July 27, 2006, the Company consummated a business combination (See Note 10).

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

The Company had previously issued financial statements which accounted for the warrants as stockholders’ equity. The accompanying financial statements have been restated to correct this error. The impact of the correction of this error in previously reported financial statements is as follows (in thousands except per share amounts):

(in thousands except per share amounts)
	As of and for the Three Months Ended		As of and for the Six Months Ended		As of and for the Year Ended
	June 30, 2005		June 30, 2005		December 31, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Assets	$21,951	$21,951	$21,951	$21,951	$21,816	$21,816

Liabilities	$93	$6,422	$93	$6,422	$255	$6,675

Common stock subject to conversion	$4,269	$4,269	$4,269	$4,269	$4,344	$4,344

Stockholders' equity	$17,589	$11,260	$17,589	$11,260	$17,217	$10,797

Warrant liability income (expense)	$-	$(1,397)	$-	$(986)	$-	$(1,077)

Pre-tax income (loss)	$(108)	$(1,505)	$(157)	$(247)	$(468)	$(1,545)

Provision for income taxes	$-	$-	$-	$-	$-	$-

Net income (loss)	$(108)	$(1,505)	$(157)	$(247)	$(468)	$(1,545)

Weighted average shares:
Basic	5,110	5,110	5,110	5,110	5,110	5,110
Diluted	5,110	5,110	5,110	5,110	5,110	5,110

Earnings (loss) per share
Basic	($0.02)	($0.29)	($0.03)	($0.22)	($0.09)	($0.30)
Diluted	($0.02)	($0.29)	($0.03)	($0.22)	($0.09)	($0.30)

Reclassification

The Company has previously reported the increase or decrease in its warrant liability as part of its operating income or loss. The Company has also previously reported the purchase of treasury bills in its trust account as an investing activity. These amounts have been reclassified in the presentation of prior periods to conform to the current presentation.

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

6.       LOANS FROM STOCKHOLDERS

During the quarterly period ended March 31, 2006 certain affiliates of the Company advanced an aggregate of $45,000 to the Company to cover expenses related to the merger described in Note 10 below. The Broomfield Family Trust advanced $25,000 to the Company and Sand Hill Security, LLC advanced $20,000 to the Company. The Company entered into unsecured promissory notes in connection with the loans. The loans accrue interest at a rate of ten percent per annum and are payable on the earlier of the consummation of the merger described in Note 10 below and July 26, 2006. The loans have been paid in full as of August 4, 2006 in connection with the consummation of the Merger.

7.       COMMON STOCK

At June 30, 2006, 50,000,000 shares of $0.01 par value common stock were authorized and 5,110,000 shares were outstanding.

8.       PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

9.       EARNINGS PER SHARE

For the three and six months ended June 30, 2005 and 2006 and the period from April 15, 2004 (inception) to June 30, 2006, the following table sets forth the number of dilutive shares that may be issued pursuant to warrants currently outstanding, which number was used in the per share calculations.

	Six Months Ended June 30,		Three Months Ended June 30,		Period from April 15, 2004 (inception) to June 30,
	2006	2005	2006	2005	2006	2005

Warrants	8,220,000	8,220,000	8,220,000
	-	-	-	-	-	-

10.       SUBSEQUENT EVENT

On July 27, 2006, the Company consummated the merger of its wholly-owned subsidiary Sand Hill Merger Corp., a Delaware corporation (“Merger Sub”) with and into St. Bernard Software, Inc. (“St. Bernard”) in an all-stock transaction (the “Merger”), pursuant to the terms of that certain Agreement and Plan of Merger, dated October 26, 2005, by and among the Company, Merger Sub and St. Bernard. At the effective time of the Merger, St. Bernard was the surviving corporation and became a wholly-owned subsidiary of the Company. As a result of the merger, the Company changed its name to St. Bernard Software, Inc. In July 2006, the Company made a payment of $600,000 to Software Equity Group, LLC (“SEG”) in connection with the closing of the Merger and pursuant to the terms of that certain M&A Advisory Services Agreement, dated March 30, 2005, by and between the Company and SEG.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the financial statements and footnotes thereto incorporated by reference in this report.

Forward Looking Statements

Certain statements contained in this interim report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this interim report could differ materially from those stated in such forward-looking statements due to various factors, including but not limited to, our being a development stage company with no operating history, our dependence on key personnel some of whom may join us following a business combination, our personnel allocating their time to other businesses and potentially having conflicts of interest with our business, our potentially being unable to obtain additional financing to complete a business combination, the ownership of our securities being concentrated, risks associated with the IT security industry and those other risks and uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, including our Registration Statement on Form S-1 that was declared effective July 26, 2004 and the definitive Prospectus thereunder, our annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2006, our Registration Statement on Form S-4 (No. 333-130412) that was declared effective on June 23, 2006 and the joint proxy statement/prospectus thereunder, and the uncertainties set forth from time to time in the Company’s filings and other public statements. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

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

The net proceeds from the Offering and the capital contributed by our Initial Stockholders amounted to approximately $22.02 million. As of June 30, 2006, we had cash of $423, and treasury securities in our trust account (at cost) of $22,211,003; a total of approximately $22.6 million. The difference between the sum of our initial capital plus the net proceeds of the Offering reduced by our cash and amount we placed in trust is approximately $140,000. Through June 30, 2006, we have used $1,832,836 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $1,250,002 in interest and $10,949 on money market accounts through June 30, 2006.

For the three months ended June 30, 2006, we recorded interest income from the accretion in value of our trust account of $258,137. We had operating income of $799,137 for that same period. Our expenses consist primarily of professional fees, rents, fees and taxes, insurance, travel and other certain other expenses associated with being a public company.

Over the 24-month period subsequent to the consummation of the Offering, the Company had anticipated approximately $250,000 of expenses for legal, accounting and other expenses related to the due diligence investigations, and structuring and negotiating of a business combination, $180,000 for the administrative fee payable to Sand Hill Security, LLC ($7,500 per month for two years), $100,000 of expenses for the due diligence and investigation of a target business, $75,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $475,000 for general working capital to be used for miscellaneous expenses and reserves, including approximately $180,000 for director and officer liability insurance premiums, inclusive of the amounts set out in the preceding paragraph. We do not believe that the Company has sufficient available cash resources outside of the trust fund to operate until the merger is consummated, without accruing for certain professional expenses, such as legal and accounting costs. Anticipating closure of the merger by July 27, 2006, Sand Hill estimates total costs to consummation of approximately $15,000 for the administrative fee payable to Sand Hill Security LLC, $10,000 for accounting fees relating to quarterly SEC reporting obligations, $40,000 for legal costs related to the joint proxy statement/prospectus and registration statement on Form S-4, $25,000 in printing costs for the joint proxy statement/prospectus and registration statement on Form S-4, plus an additional $30,000 in travel costs, investor relations costs and general corporate working capital requirements. This is a total estimate of $120,000 to operate until the consummation of a business combination.  To the extent that these costs exceed amounts available outside the trust fund, trust fund assets will be used to fund the excess costs of the merger.

We are obligated, commencing July 26, 2004, to pay to Sand Hill Security, LLC, an affiliate of our directors and executive officers, a monthly fee of $7,500 for general and administrative services. During the quarterly period ended March 31, 2006 certain affiliates of the Company advanced an aggregate of $45,000 to the Company to cover expenses related to the merger described below. The Broomfield Family Trust advanced $25,000 to the Company and Sand Hill Security, LLC advanced $20,000 to the Company. The Company entered into unsecured promissory notes in connection with the loans. The loans accrue interest at a rate of ten percent per annum and are payable on the earlier of the consummation of the merger.

The Company’s Registration Statement on Form S-4 and the underlying joint proxy statement/prospectus regarding the merger of the Company’s wholly-owned subsidiary Sand Hill Merger Corp., a Delaware corporation (“Merger Sub”) with and into St. Bernard Software, Inc. (“St. Bernard”) in an all-stock transaction (the “Merger”) was declared effective on June 23, 2006. On July 27, 2006, the Merger was approved by a majority of the stockholders of the Company at a special meeting. On July 27, 2006, the Company consummated the Merger. At the effective time of the Merger, St. Bernard was the surviving corporation and became a wholly-owned subsidiary of the Company. As a result of the Merger, the Company changed its name to St. Bernard Software, Inc.

Item 3. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2006 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits:

	31.1	Section 302 Certification by CEO

	31.2	Section 302 Certification by CFO

	32.1	Section 906 Certification by CEO

	32.2	Section 906 Certification by CFO

(b)	Reports on Form 8-K:

Date	Items	Financial Statements
June 6, 2006	1.01	None
June 12, 2006	8.01 and 9.01	None
June 21, 2006	4.02	None
June 27, 2006	1.01 and 9.01	None
June 28, 2006	4.02, 8.01 and 9.01	None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 17, 2006

ST. BERNARD SOFTWARE, INC.

/s/ John E. Jones
John E. Jones
Chief Executive Officer

/s/ Alfred Riedler
Alfred Riedler
Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Section 302 Certification by CEO

31.2	Section 302 Certification by CFO

32.1	Section 906 Certification by CEO

32.2	Section 906 Certification by CFO