Form 10QSB
period 2006-09-30
ST. BERNARD SOFTWARE, INC.
filed 2006-11-15
CIK 1288496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of November 14, 2006 14,513,100 shares of common stock, par value $.01 per share, were issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I. CONDENSED FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

St. Bernard Software, Inc.

and Subsidiary

Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets (Note 2)
Current Assets
Cash and cash equivalents	$13,042,281	$9,211
Accounts receivable - net of allowance for doubtful accounts of $523,000 and $489,000 in 2006 and 2005, respectively	3,611,356	4,460,116
Inventories	383,347	566,897
Prepaid expenses and other current assets	741,691	207,534
Deferred income taxes	—	473,000

Total current assets	17,778,675	5,716,758

Fixed Assets - Net	1,255,096	1,456,989

Other Assets	319,058	1,147,279

Goodwill	3,285,319	3,285,319

Deferred Income Taxes	—	586,000

	$22,638,148	$12,192,345

St Bernard Software, Inc.

and Subsidiary

Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)
Liabilities and Stockholders’ Deficit

Current Liabilities
Line of credit	$270,306	$940,155
Accounts payable	2,503,217	2,092,218
Accrued compensation expenses	1,149,599	1,239,594
Other accrued expenses and other current liabilities	207,066	182,912
Notes payable to related parties	—	178,322
Current portion of capitalized lease obligations	35,048	39,089
Deferred revenue	11,440,794	10,744,230
Warrant liability	5,507,400	—

Total current liabilities	21,113,430	15,416,520

Capitalized Lease Obligations, Less Current Portion	49,977	4,874

Deferred Revenue	5,724,840	5,326,288

Total liabilities	26,888,247	20,747,682

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.01 par value; 5,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized and 14,192,721 and 9,733,771 shares issued and outstanding in 2006 and 2005, respectively	141,927	97,339
Additional paid-in capital	27,935,967	20,360,001
Accumulated deficit	(32,327,993)	(29,012,677)

Total stockholders’ deficit	(4,250,099)	(8,555,337)

	$22,638,148	$12,192,345

The accompanying notes are an integral part of these consolidated financial statements.

St Bernard Software, Inc.

and Subsidiary

Unaudited Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Sales
License	$969,311	$3,312,599	$2,829,693	$5,973,761
Appliance	805,356	746,149	2,233,284	2,766,568
Subscription	3,884,338	2,605,781	11,476,575	9,397,978

Total Sales	5,659,005	6,664,529	16,539,552	18,138,307

Cost of Sales
License	4,022	11,065	5,866	22,977
Appliance	679,575	670,163	1,875,632	2,369,577
Subscription	1,047,876	763,494	2,780,911	2,582,697

Total Cost of Sales	1,731,473	1,444,722	4,662,409	4,975,251

Gross Profit	3,927,532	5,219,807	11,877,143	13,163,056

Sales and marketing expenses	2,550,500	2,519,789	7,827,188	7,512,338
Research and development expenses	1,571,969	1,257,024	4,599,780	5,119,098
General and administrative expenses	2,200,749	713,596	4,109,121	1,929,406

Income (Loss) from Operations	(2,395,686)	729,398	(4,658,946)	(1,397,786)

Other Expense (Income)
Interest expense	55,636	132,624	227,770	276,509
Warrant income	(2,630,400)	—	(2,630,400)	—

Income (Loss) Before Income Taxes	179,078	596,774	(2,256,316)	(1,674,295)

Income tax expense	(1,059,000)	—	(1,059,000)	—

Net Income (Loss)	$(879,922)	$596,774	$(3,315,316)	$(1,674,295)

Basic Income (Loss) Per Common Share	$(0.08)	$0.06	$(0.31)	$(0.18)

Diluted Income (Loss) Per Common Share	$(0.08)	$0.06	$(0.31)	$(0.18)

Weighted Average Shares Outstanding (Basic)	11,582,535	9,521,700	10,785,781	9,130,628

Weighted Average Shares Outstanding (Diluted)	11,582,535	10,270,301	10,785,781	9,130,628

The accompanying notes are an integral part of these consolidated financial statements.

St Bernard Software, Inc.

and Subsidiary

Unaudited Consolidated Statements of Cash Flows

Nine months ended September 30,	2006	2005
Cash Flows From Operating Activities
Net loss	(3,315,316)	(1,674,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	447,958	486,293
Provision for bad debts	34,388	8,023
Noncash interest expense	—	7,033
Noncash stock option compensation expense	486,628	—
Noncash warrant income	(2,630,400)	—
Change in valuation allowance of deferred tax asset	1,059,000	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	814,372	(370,849)
Inventories	183,550	63,781
Prepaid expenses and other current assets	(534,124)	(3,300)
Security deposits	16,591	—
Accounts payable	(779,678)	(1,336,040)
Accrued expenses and other current liabilities	(402,056)	(194,501)
Deferred revenue	1,095,116	1,956,315

Net cash used in operating activities	(3,523,971)	(1,057,540)

Cash Flows From Investing Activities
Purchases of fixed assets	(91,266)	(153,609)
Other Assets		40,823

Net cash used in investing activities	(91,266)	(112,786)

Cash Flows From Financing Activities
Net proceeds from issuance of common stock related to merger	17,519,732	—
Proceeds from note payable	483,333	—
Proceeds from stock option and warrant exercises	97,900	193,604
Proceeds from the issuance of common stock and warrants	—	1,000,000
Principal payments on capitalized lease obligations	(38,854)	(33,532)
Principal payments on notes payable	(743,955)	—
Net decrease in line of credit	(669,849)	(517,602)

Net cash provided by financing activities	16,648,307	642,470

Net Increase (Decrease) in Cash and Cash Equivalents	13,033,070	(527,856)

Cash and Cash Equivalents at Beginning of Period	9,211	556,727

Cash and Cash Equivalents at End of Period	13,042,281	28,871

The accompanying notes are an integral part of these consolidated financial statements.

St Bernard Software, Inc.

and Subsidiary

Unaudited Consolidated Statements of Cash Flows, Continued

Nine months ended September 30,	2006	2005
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$257,655	$193,204
Income taxes	$10,000	$3,000
Noncash Investing and Financing Activities
During 2006 the Company entered into capitalized lease obligations for the purchase of $79,917 in fixed assets.

The accompanying notes are an integral part of these consolidated financial statements.

St Bernard Software, Inc.

and Subsidiary

Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2005	23,197,068	$2,319,708	$18,137,632	$(29,012,677)	$(8,555,337)
Adjust par value and shares as a result of Merger	(13,463,297)	(2,222,369)	2,222,369	—	—

Converted Balance at December 31, 2005 (Note 1)	9,733,771	97,339	20,360,001	(29,012,677)	(8,555,337)

Common stock issued as a result of Merger	4,333,262	43,332	8,308,887	—	8,352,219
Common stock issued for exercise of employee options	87,388	873	97,027		97,900
Common stock issued for net exercise of warrants	38,300	383	(383)		—
Compensation expense on stock options			486,628		486,628
Merger expenses			(1,316,193)		(1,316,193)
Net loss				(3,315,316)	(3,315,316)

Balance at September 30, 2006 (Unaudited)	14,192,721	$141,927	$27,935,967	$(32,327,993)	$(4,250,099)

The accompanying notes are an integral part of these consolidated financial statements.

St Bernard Software, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies	St Bernard Software, Inc., a Delaware corporation (the “Company” or “St. Bernard”), formerly known as “Old St. Bernard Software, Inc.” is a software development firm specializing in the design and production of innovative network systems management security software. The Company sells its products through distributors, dealers and original equipment manufacturers (“OEM”), and directly to network managers and administrators worldwide.

Merger and accounting treatment	On October 26, 2005 the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) as amended, with Sand Hill IT Security Acquisition Corp. (“Sand Hill” or “Parent”), a publicly held Delaware corporation. On July 27th, 2006 stockholders of Sand Hill voted to approve the Merger Agreement and the transactions set forth therein (the “Merger”) in which St. Bernard Software, Inc. became the Parent’s wholly-owned subsidiary. Sand Hill then changed its name to St. Bernard Software, Inc.

The shares of common stock held by the former stockholders of Old St. Bernard, Inc. were converted into a total of 9,773,771 shares of Sand Hill’s stock or approximately 69.3% of the subsequently outstanding common stock of the combined company.

Upon consummation of the Merger, approximately $22.3 million was released from trust to be used by the combined company. With respect to the business combination, any public stockholder who voted against the Merger could demand that the Company redeem their shares. The per share redemption price was equal $5.40 per share. After payments of redeemed shares of approximately $4.2 million and costs related to the Merger of approximately $1.3 million the net proceeds received by the Company was approximately $16.8 million. The costs incurred in connection with the Merger were reflected as a reduction to the proceeds as of the effective date of the Merger.

For accounting purposes the Merger was accounted for as a reverse acquisition. Under this method of accounting, Sand Hill was treated as the “acquired” company. Accordingly, for accounting purposes, the Merger was treated as the equivalent of St. Bernard issuing stock for the net monetary assets of Sand Hill. The historical financial statements prior to July 27, 2006, are those of St. Bernard Software. All historical share and per share amounts have been retroactively adjusted, using a conversion factor of 0.419612277 to give effect to the reverse acquisition of Sand Hill.

These consolidated financial statements are issued under the name of the Parent, but are a continuation of the financial statements of the Company and the comparative information presented is that of the Company. The assets and liabilities of the Company are recognized and measured in these consolidated financial statements at their pre-combination carrying amounts. The retained earnings and other equity balances recognized are the retained earnings and other equity balances of the Company immediately before the business combination. The amount recognized as issued equity instruments in these consolidated financial statements was determined by adding to the issued equity of the Company immediately before the business combination. However, the equity structure appearing in these consolidated financial statements reflects the equity structure of the Parent, including the equity instruments issued by the legal Parent to affect the combination.

St Bernard Software, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

Basis of presentation	The accompanying consolidated financial statements have been prepared by us without audit and reflect all adjustments (consisting of normal and recurring adjustments and accruals) which are, in our opinion, necessary to present a fair statement of the results for the interim periods presented. The consolidated financial statements include our accounts and those of our subsidiaries. All inter-company balances and transactions have been eliminated in consolidation. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with U.S. generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The information included in this form 10QSB should be read in conjunction with the Company’s financial statements and footnotes that are included in the most recent registration statements.

Use of estimates	The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates used in preparing the consolidated financial statements includes those assumed in computing the allowance for uncollectible accounts receivable, the valuation allowance on deferred tax assets, in testing goodwill for impairment, and assumptions used to determine the fair value of stock options under SFAS 123R.

Liquidity	At September 30, 2006, the Company’s current liabilities exceeded its current assets by approximately $ 3.3 million and the Company had a stockholders’ deficit of approximately $ 4.3 million. The Company expects sufficient cash flows from operation during 2006, along with its available line of credit financing to cover its anticipated 2006 operating expenses. The Company’s expenses consist primarily of variable costs such as payroll and related expenses that can be reduced to meet the operating needs of the Company. In addition, approximately $11.4 million of the current liability balance at September 30, 2006 consists of deferred revenues, which represents amounts that will be amortized into revenue over time, as they are earned. While there are costs that will be incurred as these revenues are earned, these costs are far less than the approximately $11.4 million recorded as a current liability or the approximately $ 17.2 million recorded as a liability in total.

Research and development	The Company’s research and development expenses include payroll, employee benefits, stock-based compensation, offshore development and other head-count related costs associated with product development and are expensed as incurred.

St Bernard Software, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

Stock options	Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-based Payment (“SFAS 123R”), using the modified prospective method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for fiscal year 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock- based compensation awards granted after January 1, 2006 is based upon the grant date fair value estimated in accordance with SFAS 123R. Prior to the adoption of SFAS 123R on January 1, 2006, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

Under the accounting provision of SFAS 123, the effect on the Company’s net income (loss) and net income (loss) per share would have been immaterial for the three months and nine months ended September 30, 2005. There were no options granted in the nine months ended September 30, 2005.

The Company granted options during the three months ended September 30, 2006 therefore all fair value calculations were done using the Black-Sholes model under the guidance of SFAS 123R. The weighted average fair value of options granted during the nine months ended September 30, 2006, was calculated using the Black- Scholes option pricing model with the following valuation assumptions: expected volatility 66%; dividend yield 0%; risk free interest rates ranging from 4.72 to 5.09%; expected life 6.5 years.

Expected Volatility - The volatility factor is based on the weighted average of the historical volatility of a publicly traded surrogate of the Company and the Company’s implied volatility from its traded warrant price.

Dividend Yield - The Company has not, and does not, intend to pay dividends.

Risk-free Interest Rate - The Company applies the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant.

Expected Term in Years - The expected term is based upon management’s consideration of the historical life of options, the vesting period of the option granted and the contractual period of the option granted.

Forfeitures - Stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The Company recognizes stock-based compensation costs on a straight line basis over the requisite service period of the award, which is generally the option vesting term. For the three and nine months ended September 30, 2006, total stock-based compensation expense was approximately $487,000. The tax effect was immaterial.

St Bernard Software, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

Stock options cont.	The Company has non-qualified and incentive stock option plans (together, the “Plans”) providing for the issuance of options to employees and others as deemed appropriate by the Board of Directors. Terms of options issued under the Plans include an exercise price equal to the estimated fair value (as determined by the Board of Directors) at the date of grant, vesting periods generally between three to five years, and expiration dates not to exceed ten years from date of grant. The determination of fair value of the Company’s stock is derived using the value of the stock price at the grant date.
The following is a summary of stock option activity under the Plans as of September 30, 2006 and changes during the nine months ended September 30, 2006

	Number of Shares Outstanding	Weighted Average Exercise Price
Options outstanding at December 31, 2005	629,532	$1.25
(includes 60,000 options granted by the parent)
Granted	947,095	$4.84
Exercised	(87,388)	$1.12
Forfeited	(35,499)	$1.07

Options outstanding at September 30, 2006	1,453,740	$3.60

Additional information regarding options outstanding as of September 30, 2006 is as follows:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.27	2,518	0.37	$0.27	2,518	$0.27
$0.59	169,449	6.44	$0.59	169,449	$0.59
$0.81	90,995	8.44	$0.81	90,995	$0.81
$1.19	189,557	3.67	$1.19	189,557	$1.19
$2.98	2,519	9.07	$2.98	2,519	$2.98
$3.71	300,000	9.93	$3.71	—	$3.71
$4.75	60,000	3.25	$4.75	30,000	$4.75
$5.20	104,505	9.78	$5.20	104,505	$5.20
$5.40	534,197	9.82	$5.40	3,012	$5.40

	1,453,740	8.27	$3.60	592,555	$1.87

Consistent with the adoption of the fair value recognition provisions of SFAS 123R and based upon the Company’s historical experience, the Company has estimated that 19,800 options currently unvested will be forfeited.

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2006 was $1,309,160 and $1,297,160, respectively. The aggregate intrinsic value represents the total intrinsic value, based upon the stock price of $3.75 derived using the value of the stock price at September 30, 2006. The intrinsic value of option exercises for the three months and nine months ended September 30, 2006 was 171,042 and 241,965, respectively.

St Bernard Software, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

Stock options cont.	A summary of the Company’s unvested shares issuable pursuant to options granted under the plans as of September 30, 2006, and changes during the nine months ended September 30, 2006, were as follows:

	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2005	138,568	$0.93
(includes 30,000 options granted by Parent)
Granted	947,095	$3.23
Vested	(191,627)	$2.19
Cancelled/Expired/Forfeited	(32,851)	$1.12

Unvested at September 30, 2006	861,185	$3.01

As of September 30, 2006, there was $2,561,887 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the option plans. The cost is expected to be recognized over a weighted average period of 2.88 years.

Warrants	On July 30, 2004, the Parent sold 3,600,000 units (“Units”) in a public offering, which included granting the underwriters’ an over-allotment option to purchase up to an additional 540,000 Units. Subsequently, the underwriters exercised their over-allotment option and purchased an additional 510,000 units. Each Unit consisted of one share of the Parent’s common stock, $0.01 par value, and two redeemable common stock Purchase Warrants (“Warrants”). As a result of the Merger, these Warrants are now exercisable for shares of the Company’s common stock on identical terms. Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 until July 25, 2009. The Warrants are redeemable by the Company at a price of $0.01 per Warrant upon 30 days’ notice only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of the redemption is given. In connection with the Parent’s initial public offering (the “Offering”), the Parent issued an option for $100 to the underwriters’ to purchase 270,000 Units at an exercise price of $7.50 per Unit. The Units issuable upon exercise of this option are identical to those included in the Offering, except that the exercise price of the Warrants included in the Units will be $6.65 per share.

Under EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), the fair value of the Warrants issued as part of the Units have been reported as a liability. The warrant agreement provides for the Parent to register the shares underlying the Warrants and is silent as to the penalty to be incurred in the absence of the Parent’s ability to deliver registered shares to the warrant holders upon Warrant exercise. Under EITF No. 00-19, the Company is required to assume that the Warrants could give rise to it ultimately having to net-cash settle the Warrants, thereby necessitating the treatment of the Warrants as a liability. Further, EITF No. 00-19 requires the Company to record the warrant liability at each reporting date at its then estimated fair value, with any changes being recorded through the Company’s statement of operations as other income/expense. The Warrants will continue to be reported as a liability until such time that they are exercised, expire, or the Company is otherwise able to modify the registration rights agreement to remove the provisions which require this treatment. As a result, the Company could experience volatility in its net income due to changes that occur in the value of the warrant liability at each reporting date.

Income/Loss per share	Basic income/loss per share is calculated by dividing net income/loss by the weighted-average number of shares of common stock outstanding. Diluted income/loss per share includes the components of basic income/loss per share and also gives effect to dilutive common stock equivalents. Potentially dilutive common stock equivalents include stock options and warrants. No dilutive effect was calculated for the three and nine months ended September 30, 2006 and the nine months ended September 30, 2005, as the Company reported a net loss in each period.

Income taxes	Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the combination of the tax payable for the period and the change during the period in deferred tax assets and liabilities.

St Bernard Software, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

New accounting standards	In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes , and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principles and error corrections. SFAS No. 154 requires that changes in accounting principles be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The company is currently evaluating whether the adoption of Interpretation 48 will have a material effect on its financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on the consideration of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The staff believes registrants must quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior year misstatements, on the Company’s current year consolidated financial statements. The staff prescribes two approaches to assessing the materiality of misstatements; the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain approach”, which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach, misstatements are deemed material, the Company is required to adjust its financial statements, including correcting prior year financial statements, even though such correction was and continues to be immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require the Company to amend previously filed reports, rather such corrections may be made the next time the Company files its prior year statements. The Company does not currently anticipate any adjustments resulting from the application of SAB 108.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157) “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies in those instances where other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective on January 1, 2008. The Company is currently evaluating the impact of this pronouncement on the financial statements.

St Bernard Software, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

Cash and Cash equivalents	The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents.

2. Debt

Line of Credit	The Company has a $1,250,000 line of credit with a finance company that automatically renews every six months. The line of credit provides for advances of up to 80% of eligible accounts receivable. Interest is payable monthly at 1.5% per month (18% per annum). The agreement includes a provision for a 1% annual renewal fee and a 1% per annum charge for the average daily unused portion of the line. The agreement may be terminated without penalty but requires thirty days notice. The line of credit is secured by all of the assets of the Company and all assets acquired by the Company during the term of the agreement. The Company is required to deliver all accounts receivable proceeds to the finance company upon receipt by the Company. As of September 30, 2006, the balance on the line of credit was $270,000.

Loan agreements	During 2006 certain affiliates of Sand Hill advanced an aggregate of $45,000 to the Parent to cover expenses related to the Merger described in Note 1 above. The Broomfield Family Trust advanced $25,000 to the Parent and Sand Hill Security, LLC advanced $20,000 to the Parent. The Parent entered into unsecured promissory notes in connection with these loans. The loans accrue interest at a rate of ten percent per annum and are payable on the earlier of the consummation of the Merger described in Note 1 above or July 26, 2006. The loans have been paid in full as of August 4, 2006 in connection with the consummation of the Merger.

In May of 2006 the Company entered into a loan agreement with a stockholder and a member of the board of directors whereby the Company may borrow up to $375,000 secured by a promissory note. The loan bears interest at the rate of 12% and there is a 2% origination fee on each advance. The loan matures in November 2006 and may be repaid at any time. The loan provides that the Company may re-borrow under the loan without payment of an origination fee on the re-borrowed funds. The loan is secured by a lien on all of the assets of the Company subject to the lien of the company’s existing senior lender. The lender received warrants for 18,750 shares of common stock of the Company for an exercise price equal to the last sales price of the Common Stock before the maturity date of the loan, as defined in the agreement. As a result of the Merger, these warrants were converted into warrants to purchase 7,868 shares of common stock of the Company. At September 30, 2006, the balance on the loan was $0.

In May of 2006 the Company entered into a loan agreement with a third party whereby the Company may borrow up to $125,000 secured by a promissory note. The loan bears interest at the rate of 12% and there is a 2% origination fee on each advance. The loan matures in November 2006 and may be repaid at any time. The loan provides that the Company may re-borrow under the loan without payment of an origination fee on the re-borrowed funds. The loan is secured by a lien on all of the assets of the Company subject to the lien of the company’s existing senior lender. The lender received warrants for 6,250 shares of common stock of the Company for an exercise price equal to the last sales price of the common stock before the maturity date of the loan, as defined in the agreement. As a result of the Merger, these warrants were converted into warrants to purchase 2,623 shares of common stock of the Company. At September 30, 2006, the balance on the loan was $0.

St Bernard Software, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

3. Stockholders’ Deficit
Common stock	In July 2005, the Company obtained approximately $1,000,000 through the offering of 200,000 units to an investor. Each unit consisted of three shares of common stock, as well as a warrant to acquire an additional five shares of common stock at a per share price of $1.25. The warrants expire in December 2008. The common stock and warrants sold provide certain anti-dilution rights to the investor. As a result of the Merger, these warrants were converted into warrants to purchase 419,613 shares of common stock of the Company.

Stock option plans	In 2006, the Company adopted the St. Bernard Software 2005 Stock Option Plan (the “2005 Plan”). Under the 2005 Plan, the Company has the ability to grant options to acquire up to 2,098,061 shares of its common stock to employees and others. In 2006, 87,388 options were exercised for total proceeds of $97,900 and 35,499 options were canceled.

Following the adoption of the 2005 Plan, during 2005 the Company granted options to acquire 86,021 shares of common stock to various employees at a weighted average per share price of $0.81. Subsequent to granting the options, the Company reduced the vesting period of the options to two years. This modification of terms gave rise to a new measurement date for accounting purposes for the options. However, as the Company estimated that only one of the grantees would directly benefit from the option modification due to the short-term nature of the original vesting period and the limited size and employment status of the grantees, compensation expense of $11,000 was recorded in 2005. Because of the merger, no additional compensation will be recorded as a result of this modification.

Warrants	As of September 30, 2006 and 2005, a total of 8,650,104 and 8,708,850 shares of common stock respectively were reserved for issuance for the exercise of warrants at exercise prices ranging from $2.98 to $5.00 per share. In 2006 the company granted 10,491 warrants in connection with loans. See note 2. In 2006, 54,550 warrants were exercised and 14,687 were forfeited.

4. Related Party Transactions	At September 30, 2005, the Company owed approximately $178,000 to its chief executive officer and stockholder pursuant to the terms of a promissory note. The note was unsecured, bore interest at 18%, and required monthly interest only payments until May 2007, at which time all amounts outstanding come due. As of September 30, 2006 the note was paid in full.

St Bernard Software, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

4. Related Party Transactions cont.	A stockholder and former member of the Board of Directors provides legal services to the Company in the ordinary course of business. Therefore, amounts due to this related party’s firm exist throughout the year. Billings from the firm totaled $91,000 and $138,000 for the three months ended September 30, 2006 and 2005, respectively, and $659,000 and $202,000 for the nine months ended September 30, 2006 and 2005, respectively. Amounts due at September 30, 2006 and 2005 were $35,900 and $122,000, respectively.

During May 2006 the Company entered into loan agreements with related parties. See Note 2.

The Company presently occupies office space provided by an affiliate of certain officers and directors of the Company. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services.

5. Commitments and Contingencies

Litigation	In the normal course of business, the Company is occasionally named as a defendant in various lawsuits. On April 13, 2006, eSoft, Inc. filed Civil Action No. 00697-EWN-MJW in the U.S. District Court in Denver, Colorado alleging infringement of U.S. Patent No. 6,961,773 by St. Bernard Software, Inc. St Bernard has commenced investigation of the facts alleged and of the merits of the infringement allegation. It is the opinion of management that the outcome of any pending lawsuits will not materially affect the operations, the financial position or cash flows of the Company.

Software license agreement	The Company has entered into a software license agreement with a third party pursuant to which the Company obtained the right to use certain of the third party’s software within one of the Company’s products. Pursuant to terms of the agreement, the Company is obligated to pay the third party $100,000 upon commercial release of the product, which occurred in 2005, as well as eight quarterly payments of approximately $72,000 and a 10% royalty on sales of the product in excess of $15,000,000 occurring during the term of the agreement. The Company elected to terminate the contract in January of 2006, and discontinued selling the product version that contained the licensed software, pursuant to the terms of the agreement. The Company has no further obligation to the third party.

Miscellaneous contingency	In January of 2006, an enterprise wide review of job descriptions and employee classifications was conducted by the company. Based upon current responsibilities, certain exempt /non exempt classifications were updated. Changes in classifications were implemented going forward.

As a result of the update in employee classifications, there could be potential assertions from current and former employees that they were entitled to certain benefits under a non exempt classification pursuant to the Fair Labor Standards Act and state law.

In accordance with SFAS No. 5, “Accounting for Contingencies”, the Company has not recorded a provision since there are no pending claims and it is not probable that a claim will be asserted. The amount of any potential loss cannot be reasonably estimated.

St Bernard Software, Inc.

and Subsidiary

Notes to Consolidated Financial Statements

6. Concentration

Sales and revenue	The Company considers itself to operate within one business segment, Secure Content Management (SCM). For the nine months ended September 30, 2006 and 2005, approximately 99% and 96% of the Company’s revenue was in North America, the remaining 1% and 4% were disbursed over the rest of the world.

7. Subsequent Events

Merger	Effective October 17, 2006, the Company acquired AgaveOne, Inc., a Nevada corporation doing business as Singlefin. Singlefin provides on-demand security and business services to small and medium sized companies, including email filtering, web filtering and instant messaging management as a hosted or on demand service. In connection with the Singlefin acquisition, the Company paid Singlefin stockholders and option holders $0.57 million in cash, issued 471,289 shares of common stock and assumed certain stock options granted by Singlefin and converted them into options to acquire 47,423 shares of common stock of the Company. The Company also satisfied $4.77 million in Singlefin indebtedness and certain Singlefin employees received bonuses totaling $0.25 million. The aggregate value of the transaction was approximately $7.5 million.

Item 2. Management’s Discussion and Analysis

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear elsewhere in this filing. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this filing.

St. Bernard’s Business

St. Bernard Software, Inc. (formerly known as Old St. Bernard Software, Inc.) (the “Company” or “St. Bernard”), is an independent supplier of IT security software products and services, with a special emphasis on Secure Content Management, or SCM, including messaging security, with $28.7 million in gross billings for 2005. St. Bernard’s products protect businesses, government organizations and educational institutions from cyber attack, improve worker productivity, reduce legal liability and assist in meeting regulatory requirements for data/privacy protection. St. Bernard’s network-attached security products are delivered as appliances that connect into the data path between the Internet gateway and a company’s local area network. St. Bernard’s system security products consist of software that is installed on workstations and servers. St. Bernard has approximately 8,000 customers supporting over 3.5 million device licenses, primarily comprised of small to medium sized businesses, educational institutions and governmental organizations. The products offered by St. Bernard include Open File Manager, a data protection product; UpdateEXPERT, a patch and settings management product; iPrism, Internet access management product; and ePrism, a messaging security, e-mail filtering product. According to IDC, in September 2005, St. Bernard’s iPrism product line was the leading internet filtering appliance based on annual revenue, enabling customers to manage and control employee access to millions of web sites that are updated continuously as part of St. Bernard’s fee-based subscription service. All St. Bernard products have a subscription component, which results in adding positive cash flow, via deferred revenue, to St. Bernard’s business thereby increasing revenue predictability.

St. Bernard generates revenues, income and cash flows by licensing products and subscription and maintenance services to its customers, which include many leading global corporations and small and medium-sized enterprises around the world operating in a wide variety of industries. Although St. Bernard’s marketing and sales focus is small and medium businesses, sales are also made to large global corporations usually at a departmental or branch level. St. Bernard markets its products and related services both directly to end-users and through a variety of indirect sales channels, which include value added resellers, or VARs, distributors, system integrators, or SIs, and original equipment manufacturers, or OEMs.

St. Bernard invests significantly in research and development activities and for the nine months ended September 30, 2006 and 2005 it spent $4.6 million and $5.1 million, respectively, on research and development. St. Bernard’s research and development efforts have been directed toward developing new products for Linux, NetWare, UNIX and Windows, developing new features and functionality for existing products, integrating products across its existing product lines, porting new and existing products to different operating systems and expanding its product portfolio into new secure content management markets such as messaging security and consolidation of products under a common console.

St. Bernard’s Strategy

During 2005, St. Bernard undertook an evaluation of the appropriate long-term strategy for its business. As a result of that process, St. Bernard determined that it should continue to build on the Company’s existing small and medium enterprise security business by increasing its penetration of the secure content management security business, and also seek to expand into broader security segments; such as messaging security. St. Bernard also believed that the software industry was undergoing a trend towards consolidation, and that the areas of security, and content management were beginning to converge. Commencing in the first half of calendar year 2005 and continuing through the third quarter of 2006, St. Bernard began to investigate business combinations and other strategic transactions that would allow it to expand the security products and service offerings into one or more other key areas of the small and medium enterprise secure content management market. St. Bernard focused on acquiring anti-phishing, instant messaging management, anti-spy ware and e-mail filtering technologies in its initial steps in pursuing the expansion of the security business with the adjacent secure content management software products.

St. Bernard has historically grown the Company organically and through acquisitions.

St. Bernard’s Financial Results

Net revenue and net income per share are key measurements of St. Bernard’s financial results. For the quarter ended September 30, 2006, net revenue was $5.7 million, compared to $6.7 million in the same period last year. The net loss for the quarter ended September 30, 2006 was $0.9 million, compared to a net profit of $0.6 million in the third quarter of 2005. Basic and diluted net loss per share was $0.08 compared to the $0.06 earnings per share reported in the same period last year. The net loss as reported for the three months and nine months ended September 30, 2006, was considerably reduced by the favorable effect of the warrant income of $2.6 million.

The company reported revenues of $16.5 million for the first nine months of 2006 compared to $18.1 million in the same period last year; a net loss for the first nine months of 2006 of $3.3 million, compared to a net loss of $1.7 million in the first nine months of 2005; net basic loss per share for the first nine months of 2006 was $0.31, compared to $0.18 reported in the same period last year.

In the third quarter of 2006, St Bernard continued to invest in product development. Two product extension efforts were underway during the quarter to enhance the features of iPrism version 4.0 and Open File Manager.

Cash flows used by operations for the nine months ended September 30, 2006 was $3.5 million compared to $1.1 million for the same period in 2005. The use of cash was primarily due to the period operating loss offset by a decrease in the warrant liability of $2.6 million, increases in deferred revenue of $1.1 million, and the change in the valuation allowance on deferred tax assets of $1.1 million.

Critical Accounting Policies and Estimates

There are several accounting policies that are critical to understanding St. Bernard’s historical and future performance, because these policies affect the reported amounts of revenue and other significant areas in St. Bernard’s reported financial statements and involve management’s judgments and estimates. These critical accounting policies and estimates include:

•	revenue recognition;

•	allowance for doubtful accounts;

•	impairment of goodwill and long-lived assets;

•	accounting for income taxes; and

•	accounting for stock options.

These policies and estimates and St. Bernard’s procedures related to these policies and estimates are described in detail below and under specific areas within the discussion and analysis of its financial condition and results of operations. Please refer to Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of St. Bernard for the year ended December 31, 2005 included in the previously filed S-4 for further discussion of St. Bernard’s accounting policies and estimates. There have been no material changes to these accounting policies during 2006 other than the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS no. 123R), as discussed under New Accounting Standards below.

Revenue Recognition

St. Bernard makes significant judgments related to revenue recognition. For each arrangement, St. Bernard makes significant judgments regarding the fair value of multiple elements contained in its arrangements, judgments regarding whether its fees are fixed or determinable and judgments regarding whether collection is probable. St. Bernard also makes significant judgments when accounting for potential product returns. These judgments, and their effect on revenue recognition, are discussed below.

Multiple Element Arrangements

St. Bernard typically enters into arrangements with customers that include perpetual software licenses, database subscriptions, hardware appliances, maintenance and technical support. Software licenses are on a per copy basis. Per copy licenses give customers the right to use a single copy of licensed software. St. Bernard makes judgments regarding the fair value of each element in the arrangement and generally accounts for each element separately.

Assuming all other revenue recognition criteria are met, license and appliance and product revenue is recognized upon delivery in accordance with Statement of Position, or SOP, 97-2 Software Revenue Recognition. Under 97-2 St. Bernard has established vendor specific objective evidence, or VSOE, on each element of multiple element arrangements using the price charged when the same element is sold separately. Undelivered elements typically include subscription, maintenance and technical support and are recognized ratably over the term.

If St. Bernard cannot establish fair value for any undelivered element, St. Bernard would be required to recognize revenue for the whole arrangement at the time revenue recognition criteria for the undelivered element is met using SOP 98-9, Modification of SOP 97-2 Software Revenue Recognition, with respect to Certain Transactions.

The Fee is Fixed or Determinable

Management makes judgments, at the outset of an arrangement, regarding whether the fees are fixed or determinable. St. Bernard’s customary payment terms are generally within 30 days after the invoice date. Arrangements with payment terms extending beyond 120 days after the effective date of the license agreement are not considered to be fixed or determinable, in which case revenue is recognized as the fees become due and payable.

Collection is Probable

Management also makes judgments at the outset of an arrangement regarding whether collection is probable. Probability of collection is assessed on a customer-by-customer basis. St.

Bernard typically sells to customers with whom it has a history of successful collections. New customers can be subjected to a credit review process to evaluate the customer’s financial position and ability to pay. If it is determined at the outset of an arrangement that collection is not probable, then revenue is recognized upon receipt of payment.

Indirect Channel Sales

St. Bernard generally recognizes revenue from licensing of software products through its indirect sales channel upon sell-through or when evidence of an end-user exists. For certain types of customers, such as distributors, St. Bernard recognizes revenue upon receipt of a point of sales report, which is its evidence that the products have been sold through to an end-user. For resellers, St. Bernard recognizes revenue when it obtains evidence that an end-user exists, which is usually when the software is delivered. For licensing of St. Bernard’s software to original equipment manufacturers, or OEMs, royalty revenue is recognized when the OEM reports the sale of software to an end-user customer, in some instances, on a quarterly basis.

Delivery of Software Products

St. Bernard’s software may be physically delivered to its customers with title transferred upon shipment to the customer. St. Bernard primarily delivers its software electronically, by making it available for download by its customers or by installation at the customer site. Delivery is considered complete when the software products have been shipped and the customer has access to license keys. If an arrangement includes an acceptance provision, St. Bernard generally defers the revenue and recognizes it upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

Product Returns and Exchanges

St. Bernard’s license arrangements do not typically provide customers a contractual right of return. Some of its sales programs allow customers limited product exchange rights. Management estimates potential future product returns and exchanges and reduces current period product revenue in accordance with Statement of Financial Accounting Standards, or SFAS, No. 48, Revenue Recognition When Right of Return Exists. The estimate is based on an analysis of historical returns and exchanges. Actual returns may vary from estimates if St. Bernard experiences a change in actual sales, returns or exchange patterns due to unanticipated changes in products, competitive or economic conditions.

Allowance for Doubtful Accounts

Management estimates potential future un-collectible accounts and recognizes expense as appropriate. The estimate is based on an analysis of historical un-collectible accounts and on a review of all significant outstanding invoices. Actual bad debts may vary from estimates if St. Bernard experiences a change in actual sales, returns or exchange patterns due to unanticipated changes in products, competitive or economic conditions.

Impairment of Goodwill and Long-Lived Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, management tests St. Bernard’s goodwill for impairment annually and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

St. Bernard compares the implied fair value of its reporting unit’s goodwill to its carrying amount. If the carrying amount of its reporting unit’s goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.

St. Bernard completed this test during the fourth quarter of 2005 and was not required to record an impairment loss on goodwill.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management reviews St. Bernard’s long-lived asset groups, including property and equipment and other intangibles, for impairment and whenever events indicate that their carrying amount may not be recoverable. When management determines that one or more impairment indicators are present for an asset group, it compares the carrying amount of the asset group to net future undiscounted cash flows that the asset group is expected to generate. If the carrying amount of the asset group is greater than the net future undiscounted cash flows that the asset group is expected to generate, it would compare the fair value to the book value of the asset group. If the fair value is less than the book value, it would recognize an impairment loss. The impairment loss would be the excess of the carrying amount of the asset group over its fair value.

Some of the events that St. Bernard considers as impairment indicators for its long-lived assets, including goodwill, are:

•	significant under performance of St. Bernard relative to expected operating results;

•	significant adverse change in legal factors or in the business climate;

•	an adverse action or assessment by a regulator;

•	unanticipated competition;

•	a loss of key personnel;

•	significant decrease in the market value of a long-lived asset; and

•	significant adverse change in the extent or manner in which a long-lived asset is being used or its physical condition.

Significant assumptions and estimates are made when determining if St. Bernard’s goodwill or other long-lived assets have been impaired or if there are indicators of impairment. Management bases its estimates on assumptions that it believes to be reasonable, but actual future results may differ from those estimates as its assumptions are inherently unpredictable and uncertain. Management’s estimates include estimates of future market growth and trends, forecasted revenue and costs, expected periods of asset utilization, appropriate discount rates and other variables.

Accounting for Income Taxes

St. Bernard is required to estimate its income taxes in each federal, state and international jurisdiction in which it operates. This process requires that management estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences identified are classified as current or long-term deferred tax assets and liabilities in St. Bernard’s consolidated balance sheets. Management’s judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, its interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or management’s interpretation of tax laws, including the provisions of the American Jobs Creation Act of 2004, and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in St. Bernard’s balance sheet and results of operations. St. Bernard must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance if required. As of December 31, 2005, management determined the valuation allowance to be approximately $9.1 million based upon uncertainties related to St. Bernard’s ability to recover certain deferred tax assets. As of September 30, 2006, St. Bernard fully reserved the deferred tax assets resulting in deferred tax expense of $1.1 million for the nine months ending September 30, 2006. These deferred tax assets are net operating losses and may be subject to significant annual limitation under certain provisions of the Internal Revenue Code. Management’s determination of valuation allowance is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which St. Bernard operates.

Commitments and Contingencies

On July 30, 2004, the Parent sold 3,600,000 units (“Units”) in a public offering, which included granting the underwriters’ an over-allotment option to purchase up to an additional 540,000 Units. Subsequently, the underwriters exercised their over-allotment option and purchased an additional 510,000 units. Each Unit consisted of one share of the Parent’s common stock, $0.01 par value, and two redeemable common stock Purchase Warrants (“Warrants”). As a result of the Merger, these Warrants are now exercisable for shares of the Company’s common stock on identical terms. Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 until July 25, 2009. The Warrants are redeemable by the Company at a price of $0.01 per Warrant upon 30 days’ notice only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of the redemption is given. In connection with the Parent’s initial public offering (the “Offering”), the Parent issued an option for $100 to the underwriters’ to purchase 270,000 Units at an exercise price of $7.50 per Unit. The Units issuable upon exercise of this option are identical to those included in the Offering, except that the exercise price of the Warrants included in the Units will be $6.65 per share.

Under EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), the fair value of the Warrants issued as part of the Units have been reported as a liability. The warrant agreement provides for the Parent to register the shares underlying the Warrants and is silent as to the penalty to be incurred in the absence of the Parent’s ability to deliver registered shares to the warrant holders upon Warrant exercise. Under EITF No. 00-19, the Company is required to assume that the Warrants could give rise to it ultimately having to net-cash settle the Warrants, thereby necessitating the treatment of the Warrants as a liability. Further, EITF No. 00-19 requires the Company to record the warrant liability at each reporting date at its then estimated fair value, with any changes being recorded through the Company’s statement of operations as other income/expense. The Warrants will continue to be reported as a liability until such time that they are exercised, expire, or the Company is otherwise able to modify the registration rights agreement to remove the provisions which require this treatment. As a result, the Company could experience volatility in its net income due to changes that occur in the value of the warrant liability at each reporting date.

In January of 2006, an enterprise wide review of job descriptions and employee classifications was conducted by the company. Based upon current responsibilities, certain exempt/nonexempt classifications were updated. Changes in classifications were implemented going forward.

As a result of the update in employee classifications, there could be potential assertions from current and former employees that they were entitled to certain benefits under a non exempt classification pursuant to the Fair Labor Standards Act and state law.

In accordance with SFAS No. 5, “Accounting for Contingencies”, the Company has not recorded a provision since there are no pending claims and it is not probable that a claim will be asserted. The amount of any potential loss cannot be reasonably estimated.

Results of Operations of St. Bernard

Comparison of the Three Months Ended September 30, 2006 and 2005

Net Revenues

	For the Three Months Ended September 30,
	2006	2005	% Change
	(In millions, except percentages)
Total net revenue	$5.7	$6.7	(14.9)%

Net revenues decreased $1.0 million during the three months ended September 30, 2006 as compared to the comparable period in the prior year. The revenue decrease was primarily due to the sale of a source code license in the third quarter of 2005 for $1.2 million, and $1.1 million less new customer license revenue offset by an increase in subscription revenue of $1.3 million.

Net License Revenues

	For the Three Months Ended September 30,
	2006	2005	% Change
	(In millions, except percentages)
Net license revenue	$1.0	$3.3	(69.7)%
As a percent of net revenue	17.5%	49.3%

For the three months ended September 30, 2006, St. Bernard’s net license revenue decreased by $2.3 million over the comparable period in 2005. The quarter over quarter decrease in revenue was the result of a $1.2 million source code license sale in the third quarter of 2005 and a decrease in new customer license revenue in the amount of $1.1 million in the third quarter of 2006.

Net Appliance Revenues

	For the Three Months Ended September 30,
	2006	2005	% Change
	(In millions, except percentages)
Net appliance revenue	$0.8	$0.7	14.3%
As a percent of net revenue	14.0%	10.4%

For the three months ended September 30, 2006, hardware sales increased by $0.1 million. The quarter over quarter increase in hardware sales from the prior year was due to an increase in the average selling price per unit of 4.3% on 3.5% greater unit sales volume.

Net Subscription Revenues

	For the Three Months Ended September 30,
	2006	2005	% Change
	(In millions, except percentages)
Net subscription revenue	$3.9	$2.6	50.0%
As a percent of net revenue	68.4%	38.8%

For the three months ended September 30, 2006, St. Bernard’s subscription revenue increased by $1.3 million over the same period in 2005. The increase in subscription revenue period over period is a result of new customer billings in the third quarter of 2006 and the recognition of revenue deferred from prior periods. Renewal rates for St. Bernard’s products ranged from 75% to 95%.

Cost of Revenue

	For the Three Months Ended September 30,
	2006	2005	% Change
	(In millions, except percentages)
Total cost of revenue	$1.7	$1.4	21.4%
Gross margin percent	70.2%	79.1%

Cost of revenue consists primarily of the cost of contract manufactured hardware, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Cost of revenue increased $0.3 million for the three months ended September 30, 2006 compared to the same period in 2005. Gross margin decreased 8.9% primarily due to a $1.2 million source code license included in the prior quarter revenue. The support component of cost of sales increase $0.2 million in the third quarter of 2006 compared to the comparable quarter in 2005 due to an increase in staffing.

Cost of Appliance Revenue

	For the Three Months Ended September 30,
	2006	2005	% Change
	(In millions, except percentages)
Cost of appliance revenue	$0.7	$0.7	0.0%
Gross margin percent	12.5%	0.0%

The cost of appliance revenue includes contract manufactured equipment, packaging and freight. The cost of hardware for the three months ended September 30, 2006 was the same as the comparable period in 2005. During the third quarter of 2006 the number of units shipped decreased 14.3% from the comparable period in the prior year but the mix of units shipped shifted to the higher value hardware. During 2005, the gross margin was 0.0% as a result of hardware units shipped as part of an equipment upgrade program offered to the installed customer base at a lower gross margin plus the Company provided some new products at no cost to the customer in order to penetrate the market.

Cost of Subscription Revenue

	For the Three Months Ended September 30,
	2006	2005	% Change
	(In millions, except percentages)
Cost of subscription revenue	$1.0	$0.8	25.0%
Gross margin percent	74.4%	69.2%

The cost of subscription revenue includes the technical operation group that maintains the various databases and the technical support group. The cost of subscription revenue increased $0.2 million for the three months ended September 30, 2006 compared to the same period in 2005 due to an increase in staffing.

Sales and Marketing

	For the Three Months Ended September 30,
	2006	2005	% Change
	(In millions, except percentages)
Sales and marketing	$2.6	$2.5	4.0%
As a percentage of net revenue	45.6%	37.3%

Sales and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with St. Bernard’s sales and marketing efforts. For the three months ended September 30, 2006, the sales and marketing expense increased 4.0% or $0.1 million over the same period in 2005. The increase is a result of $0.2 million less spending on marketing programs, off set by $0.3 million greater sales salary expense due to additional channel sales staff. Sales and marketing expenses are incurred to generate billing, a portion of which is included in deferred revenue. The net deferred revenue balance at September 30, 2006 grew 13.3% over the net balance at September 30, 2005.

Research and Development

	For the Three Months Ended September 30,
	2006	2005	% Change
	(In millions, except percentages)
Research and development	$1.6	$1.3	23.1%
As a percentage of net revenue	28.1%	19.4%

Research and development consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The staffing level in research and development is the same in the third quarter of 2006 as the comparable period in 2005. The increase in expense of $0.3 million for the three months ended September 30, 2006 over the same period in the prior year was due to a one time credit issued by the off-shore contract software development company issued in the third quarter of 2005. Management believes that a significant level of research and development investment is required to remain competitive and it expects to continue to invest in research and development activities.

General and Administrative

	For the Three Months Ended September 30,
	2006	2005	% Change
	(In millions, except percentages)
General and administrative	$2.2	$0.7	214.3%
As a percentage of net revenue	38.6%	10.4%

General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. General and administrative expenses increased $1.5 million for the three months ended September 30, 2006 compared to the same period in 2005. $0.3 million of the expense is due to an increase in legal and professional fees, $0.1 million is attributable to an increase in facility costs and $0.2 million is due to an increase in administrative staffing, $0.4 million in bonuses and $0.5 million for stock option expense. Management expects general and administrative expenses to decrease as a percentage of net revenue but remain high as a result of being a public company.

Interest and Other Income, Net

	For the Three Months Ended September 30,
	2006	2005	% Change
	(In millions, except percentages)
Interest and other income, net	$0.1	$0.1	0.0%
As a percentage of net revenue	1.8%	1.5%

Interest and other income, net, includes interest expenses and interest income. Interest expense related to debt was the same for the third quarter of 2006 and the comparable period in 2005.

Warrant Income and Expense, Net

	For the Three Months Ended September 30,
	2006	2005	% Change
	(In millions, except percentages)
Warrant (income) and expense	$(2.6)	$0.0	100.0%
As a percentage of net revenue	45.6%	0.0%

Warrant income and expense includes the change in the warrant liability. The expense or income is determined by multiplying the change in the value of the warrants during the period by the outstanding warrants and adjusting the value of the warrant liability to the calculated amount. A decrease in the warrant liability is recorded as income and an increase in the warrant liability is recorded as expense. The company expects the warrant income (expense) to fluctuate, at times significantly, with the changes that occur in the value of the warrant liability at future reporting dates.

Income Tax Expense

	For the Three Months Ended September 30,
	2006	2005	% Change
	(In millions, except percentages)
Income tax expense	$1.1	$0.0	100.0%
As a percentage of net revenue	19.3%	0.0%

Income tax expense is a result of management’s determination that it is more likely than not that the deferred tax asset will not be utilized.

Comparison of the Nine Months Ended September 30, 2006 and 2005

Net Revenues

	For the Nine Months Ended September 30,
	2006	2005	% Change
	(In millions, except percentages)
Total net revenue	$16.5	$18.1	(8.8)%

Net revenues decreased $1.6 million for the nine months ended September 30, 2006 as compared to the comparable period in the prior year. The revenue decrease was partially due to programs in 2005 that did not repeat in 2006. Those programs consisted of an appliance hardware replacement program in the first half of 2005 in the amount of $0.5 million and the sale of a source code license in the third quarter of 2005 in the amount of $1.2 million that were not repeated in 2006. The new customer license revenue decreased in the first nine months of 2006 compared to the same period in 2005 by $1.9 million and subscription revenues increased by $2.0 million in 2006 compared to the same period in 2005. Subscription renewal rates for St. Bernard’s products range from 75% to 95%.

Net License Revenues

	For the Nine Months Ended September 30,
	2006	2005	% Change
	(In millions, except percentages)
Net license revenue	$2.8	$6.0	(53.3)%
As a percentage of net revenue	17.0%	33.1%

For the nine months ended September 30, 2006, St. Bernard’s net license revenue decreased by $3.2 million over 2005. The year over year drop in revenue resulted from a shift from product sales with a large license component of revenue to products with a greater subscription component of revenue resulting in a decrease in new customer license revenue of $2.0 million and the sale of a source code license for $1.2 million in 2005 that was not repeated in 2006.

Net Appliance Revenues

	For the Nine Months Ended September 30,
	2006	2005	% Change
	(In millions, except percentages)
Net appliance revenue	$2.2	$2.8	(21.4)%
As a percentage of net revenue	13.3%	15.5%

For the nine months ended September 30, 2006, appliance hardware sales decreased by $0.6 million. The year over year decrease in hardware sales was primarily due to an equipment upgrade to the customer base in 2005 that was not repeated in 2006. Total units shipped for the nine months ended September 30, 2006 were 1,274 compared with 1,443 for the same period in 2005.

Net Subscription Revenues

	For the Nine Months Ended September 30,
	2006	2005	% Change
	(In millions, except percentages)
Net subscription revenue	$11.5	$9.4	22.3%
As a percentage of net revenue	69.7%	51.9%

For the nine months ended September 30, 2006, St. Bernard’s subscription revenue increased by $2.1 million over the same period in 2005. $1.7 million of the year over year net subscription revenue increase was from an increase in subscription renewals and $0.4 million of the year over year net subscription revenue increase was from new customer acquisition of subscription products. Renewal rates for St. Bernard’s products range from 75% to 95%. Management believes these are very good renewal rates and an indication of customer satisfaction regarding the products.

Cost of Revenue

	For the Nine Months Ended September 30,
	2006	2005	% Change
	(In millions, except percentages)
Total cost of revenue	$4.7	$5.0	(6.0)%
Gross margin percent	71.5%	72.4%

Cost of revenue consists primarily of the cost of contract manufactured hardware, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Cost of revenue decreased $0.3 million for the nine months ended September 30, 2006 compared to 2005. Gross margin decreased 0.9% primarily due to a decrease in hardware related sales associated with a hardware appliance replacement program in 2005 that was not repeated in 2006.

Cost of Appliance Revenue

	For the Nine Months Ended September 30,
	2006	2005	% Change
	(In millions, except percentages)
Total cost of appliance revenue	$1.9	$2.4	(20.8)%
Gross margin percent	13.6%	14.3%

The cost of appliance revenue includes contract manufactured equipment, packaging and freight. The cost of hardware for the nine months ended September 30, 2006 decreased $0.5 million from the same period in 2005. $0.3 million of the decrease was due to selling 1,274 units, a decrease of approximately 169 units from the same period in 2005. The reduction in units was due to a hardware replacement program in 2005 that was not repeated in 2006. $0.2 million of the decrease was due to the introduction of a lower cost appliance in 2006.

Cost of Subscription Revenue

	For the Nine Months Ended September 30,
	2006	2005	% Change
	(In millions, except percentages)
Total cost of subscription revenue	$2.8	$2.6	7.7%
Gross margin percent	75.7%	72.3%

The cost of subscription revenue includes the technical operation group that maintains the various databases and the technical support group. The cost of subscription revenue increased $0.2 million for the nine months ended September 30, 2006 compared to the same period in 2005. The increase in cost is due to additional technical support staff being added during the period.

Sales and Marketing

	For the Nine Months Ended September 30,
	2006	2005	% Change
	(In millions, except percentages)
Total sales and marketing	$7.8	$7.5	4.0%
As a percentage of net revenue	47.3%	41.4%

Sales and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with St. Bernard’s sales and marketing efforts. For the nine months ended September 30, 2006, the sales and marketing expense increased 4.0% or $0.3 million over the same period in 2005. The increase is a result of $0.3 million for additional channel sales staff. Sales and marketing expenses are incurred to generate billing, a portion of which is included in deferred revenue. The net deferred revenue balance at September 30, 2006 grew 13.3% over the net balance at September 30, 2005.

Research and Development

	For the Nine Months Ended September 30,
	2006	2005	% Change
	(In millions, except percentages)
Total research and development	$4.6	$5.1	(9.8)%
As a percentage of net revenue	27.9%	28.2%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The decrease of $0.5 million for the nine months ended September 30, 2006 compared to the same period in 2005 was primarily the result of a $0.4 million decrease in compensation costs, realized through the reduction of approximately 9 development engineers during the first half of the year and a decrease in the offshore development expense of $0.1 million. Management believes that a significant level of research and development investment is required to remain competitive and it expects to continue to invest in research and development activities.

The cost reductions made during 2006 were primarily a result of the completion of new development projects. St. Bernard believes that the present level of research and development cost will be sufficient in the future to keep the existing products competitive but additional development staff and other development resources will be required if a new product development effort is undertaken.

General and Administrative

	For the Nine Months Ended September 30,
	2006	2005	% Change
	(In millions, except percentages)
Total general and administrative	$4.1	$1.9	115.8%
As a percentage of net revenue	24.8%	10.5%

General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. General and administrative expenses increased $2.2 million for the nine months ended September 30, 2006 compared to the same period in 2005, largely due to an increase in compensation expense and bonuses of $1.0 million, an increase in legal costs of $0.3 million, an increase in accounting costs of $0.4 million and stock option expense in the amount of $0.5 million. The year over year increase in general and administrative expense is due to the registration statement filing in the first half of the year and the costs associated with being a public company.

Interest and Other Income, Net

	For the Nine Months Ended September 30,
	2006	2005	% Change
	(In millions, except percentages)
Total interest and other income, net	$0.2	$0.3	(33.3)%
As a percentage of net revenue	1.2%	1.7%

Interest and other income, net, includes interest expenses and interest income. The decrease in interest and other income of $0.1 million for the nine months ended September 30, 2006 over the same period in 2005 was due to an increased utilization of the line of credit and increase in interest income.

Warrant Income and Expense, Net

	For the Nine Months Ended September 30,
	2006	2005	% Change
	(In millions, except percentages)
Warrant (income) and expense	$(2.6)	$0.0	100.0%
As a percentage of net revenue	15.8%	0%

Warrant income and expense includes the change in the warrant liability. The expense or income is determined by multiplying the change in the value of the warrants during the period by the outstanding warrants and adjusting the value of the warrant liability to the calculated amount. A decrease in the warrant liability is recorded as income and an increase in the warrant liability is recorded as expense. The company expects the warrant income (expense) to fluctuate, at times significantly, with the changes that occur in the value of the warrant liability at future reporting dates.

Income Tax Expense

	For the Nine Months Ended September 30,
	2006	2005	% Change
	(In millions, except percentages)
Income tax expense	$1.1	$0.0	100.0%
As a percentage of net revenue	6.7%	0.0%

Income tax expense is a result of management’s determination that it is more likely than not that the deferred tax asset will not be utilized.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes , and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principles and error corrections. SFAS No. 154 requires that changes in accounting principles be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The company is currently evaluating whether the adoption of Interpretation 48 will have a material effect on its financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on the consideration of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The staff believes registrants must quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior year misstatements, on the Company’s current year consolidated financial statements. The staff prescribes two approaches to assessing the materiality of misstatements; the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain approach”, which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach, misstatements are deemed material, the Company is required to adjust its financial statements, including correcting prior year financial statements, even though such correction was and continues to be immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require the Company to amend previously filed reports, rather such corrections may be made the next time the Company files its prior year statements. The Company does not currently anticipate any adjustments resulting from the application of SAB 108.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157) “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies in those instances where other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective on January 1, 2008. The Company is currently evaluating the impact of this pronouncement on the financial statements.

Liquidity and Capital Resources

Cash Flows

St. Bernard’s largest source of operating cash flows is cash collections from its customers for purchases of products and subscription, maintenance and technical support. St. Bernard’s standard payment terms for both license and support invoices are net 30 days from the date of invoice. The recurring revenue subscription portion of the business is a mainstay of the cash flow the company generates. Its primary uses of cash for operating activities include personnel and facilities related expenditures and technology costs as well as costs associated with outside support and services.

Cash flows used by operations for the nine months ended September 30, 2006 was $3.5 million compared to $1.1 million for the same period in 2005. The use of cash was primarily due to the period operating loss offset by a decrease in the warrant liability of $2.6 million, increases in deferred revenue of $1.1 million, and the change in the valuation allowance on deferred tax assets of $1.1 million.

Cash flows used for investing activities consist primarily of purchases of property and equipment. Cash flows used in investing activities for the nine months ended September 30, 2006, and 2005 for purchases of property, equipment, were $0.1 million.

Cash flows provided by financing activities for the nine months ended September 30, 2006 consist primarily of the $18 million release of funds from trust as a result of the merger, net of the disbursement for the conversion of common stock of $4.2 million, disbursement for merger related costs of $0.6 million, net disbursement to repay debt of $0.8 million and disbursements for and receipts from other financing activities that net to $0.5 million.

For the nine months ended September 30, 2006 the net increase in cash was $13 million compared to a net decrease in cash of $0.5 million for the comparable period in 2005.

Credit Facility

During 2001, St. Bernard entered into a short-term credit facility with Camel Financial, Inc. in the amount of $0.5 million. During 2003, the short-term credit facility was renewed and increased to $1.3 million. The credit facility automatically renews every six months. The line of credit provides for advances of up to 80% of eligible accounts receivable. Eligible accounts receivable are determined solely by the finance company. Interest is payable monthly at 1.5% per month (18% per annum). The agreement provides a provision for a 1% annual renewal fee and a 1% per annum charge for the daily average unused portion of the line. The agreement may be terminated without penalty but requires thirty days notice. The line of credit is secured by all of the assets of St. Bernard and all of the assets acquired during the term of the agreement. St. Bernard is required to apply all accounts receivable proceeds against the outstanding line of credit balance upon receipt. There was $0.3 and $0.9 million outstanding at September 30, 2006 and December 31, 2005, respectively.

Bridge Loan

The Broomfield Family Trust, an affiliate of Scott Broomfield, a member of the board of directors and former officer of the Parent, and BeeBird Beheer B.V., an affiliate of Bart van Hedel a member of the board of directors of St. Bernard and Parent, have made available $125,000 and $375,000, respectively, to St. Bernard, as a bridge loan pursuant to secured promissory notes. Amounts borrowed under the notes are due on November 25, 2006 and bear interest at 12%. In connection with the execution of the notes, the Broomfield Family Trust and BeeBird Beheer B.V. received warrants for an aggregate of 25,000 shares of common stock of St. Bernard (10,491 shares of common stock after the Merger) exercisable at a price equal to the last reported sale price on the day prior to the maturity date of the notes on the primary market on which the shares of the Company are traded. These notes are secured by a lien on substantially all of the assets of St. Bernard, subject to the lien of St. Bernard’s existing senior lender. At September 30, 2006, the promissory notes have been paid in full.

Contractual Commitments

The following table is a summary of the contractual lease commitments for operating facilities and certain equipment under non-cancelable operating leases with various expiration dates through December 2010. Future minimum payments as of December 31, 2005 are as follows.

Year Ending December 31,
2006	1,153,841
2007	1,177,234
2008	1,156,689
2009	1,195,887
2010	1,236,364

Total	$5,920,015

Losses from Operations – Liquidity

At September 30, 2006, St. Bernard’s current liabilities exceeded its current assets by approximately $3,335,000 and St. Bernard had a stockholders’ deficit of approximately $4,250,000. St. Bernard expects sufficient cash flows from operations for the next twelve months, along with its available line of credit financing to cover its anticipated operating expenses. St. Bernard’s expenses consist primarily of variable costs such as payroll and related expenses that can be modified to meet the operating needs of St. Bernard. In addition, approximately $11,440,000 of the current liability balance at September 30, 2006, consists of deferred revenues, which represents amounts that will be amortized into revenue over time, as they are earned. While there are costs that will be incurred as these revenues are earned, management believes these costs are far less than the approximately $11,440,000 recorded as a current liability or the approximately $17,165,000 recorded as a liability in total.

Off-Balance Sheet Arrangements

Except for the commitments arising from our operating leases arrangements disclosed in the preceding section, we have no other off-balance sheet arrangements that are reasonably likely to have a material effect on our financial statements.

Subsequent Events

Effective October 17, 2006, the Company acquired AgaveOne, Inc., a Nevada corporation doing business as Singlefin. Singlefin provides on-demand security and business services to small and medium sized companies, including email filtering, web filtering and instant messaging management as a hosted or on demand service. In connection with the Singlefin acquisition, the Company paid Singlefin stockholders and option holders $0.57 million in cash, issued 471,289 shares of common stock and assumed certain stock options granted by Singlefin and converted them into options to acquire 47,423 shares of common stock of the Company. The Company also satisfied $4.77 million in Singlefin indebtedness and certain Singlefin employees received bonuses totaling $0.25 million. The aggregate value of the transaction was approximately $7.5 million.

Forward-Looking Statements

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to predict accurately or over which we have no control.

Certain statements contained in this interim report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this interim report could differ materially from those stated in such forward-looking statements due to various factors, including but not limited to, the fact that the Company derives a majority of its license revenue from sales of a few product lines, the ability of the Company to manage its direct sales and OEM distribution channels effectively, risks associated with the Company’s international sales and operations, the ability of the Company to successfully promote awareness of the need for its products and of the St. Bernard brand, risks associated with the IT security industry and those other risks and uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, including our Registration Statement on Form S-4 (No. 333-130412) that was declared effective on June 23, 2006 and the joint proxy statement/prospectus thereunder. In addition to those risks is the risk that St. Bernard may not be successful in its efforts to integrate acquisitions. St Bernard's failure to manage risks associated with acquisitions could harm the business. A component of St. Bernard's business strategy is to enter new markets and to expand its presence in existing markets by acquiring complementary technologies that allow the Company to increase its product offerings, augment its distribution channels, expand its market opportunities or broaden its customer base.

For example, St. Bernard acquired Singlefin in October 2006. Acquisitions involve a number of risks, including:

•	diversion of management’s attention;

•	difficulty in integrating and absorbing the acquired business and its employees, corporate culture, managerial systems and processes, technology, products and services;

•	failure to retain key personnel and employee turnover;

•	challenges in retaining customers of the acquired business, and customer dissatisfaction or performance problems with the acquired firm;

•	assumption of unknown liabilities;

•	dilutive issuances of securities or use of debt or limited cash;

•	incremental amortization expenses related to acquired intangible assets, as well as potential future impairment charges to goodwill or intangible assets; and

•	other unanticipated events or circumstances.

The foregoing discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.

All forward-looking statements included herein attributable to any of us, or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligations to update these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

Item 3.	Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2006 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

(a) In the normal course of business, the Company is occasionally named as a defendant in various lawsuits. On April 13, 2006, eSoft, Inc. filed Civil Action No. 00697-EWN-MJW in the U.S. District Court in Denver, Colorado alleging infringement of U.S. Patent No. 6,961,773 by Old St. Bernard Software, Inc. In connection with this proceeding, the Company has filed a counter claim against the plaintiff alleging infringement of U.S. Patent No. 5,557,747. The Company has commenced investigation of the facts alleged and of the merits of the infringement allegation. It is the opinion of management that the outcome of any pending lawsuits will not materially affect the operations or the financial positions or cash flows of the Company.

(b) None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities by Small Business Issuer.

None.

(b) Use of Proceeds.

On July 30, 2004, the Parent closed the Offering of 3,600,000 Units, with each Unit consisting of one share of our common stock and two warrants, each to purchase one share of the Parent’s common stock at an exercise price of $5.00 per share. The Units were sold at an offering price of $6.00 per Unit, generating gross proceeds of $21,600,000. Additionally, the underwriters’ purchased 510,000 units, pursuant to the exercise of the over-allotment option granted in connection with the Offering, generating gross proceeds of $3,060,000. The representatives of the underwriters in the Offering were I-Bankers Securities Incorporated and Newbridge Securities Corporation. The securities sold in the Offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (No. 333-114861). The Securities and Exchange Commission declared the registration statement effective on July 26, 2004.

The Parent paid a total of $2,250,900 in underwriting discounts and commissions, including $648,000 for the underwriters' non-accountable expense allowance, and approximately $386,000 for other costs and expenses related to the Offering.

After deducting the underwriting discounts and commissions and the Offering expenses, the total net proceeds to the Parent from the Offering were approximately $22,022,462, of which $20,961,000 was deposited into a trust fund and the remaining proceeds were available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Pursuant to the Parent’s Certificate of Incorporation, the proceeds of the Offering deposited in the trust fund could not be released until the earlier of 18 months following the Offering (24 months in certain circumstances) or the consummation of a business combination.

On July 27, 2006, the Parent consummated its merger with Old St. Bernard Software, Inc. by merging a wholly owned subsidiary of the Parent with and into Old St. Bernard Software, Inc., in an all-stock transaction (the “Merger”). Old St. Bernard Software, Inc. was the surviving corporation in the Merger and became a wholly owned subsidiary of the Parent. As a result of the Merger, the Parent changed its name to St. Bernard Software, Inc. Upon consummation of the Merger, approximately $4.2 million of the proceeds of the Offering deposited in the trust fund was distributed to the holders of the Company’s common stock that voted against the Merger and elected to exercise their conversion rights to received their pro rata portion of the Offering proceeds deposited in the trust fund. The approximately $18.3 million remaining proceeds in the trust fund were released to the Company. The Company used a portion of the proceeds to pay merger related costs, repay debt and pay certain other financing activities. The Company intends to use the remaining proceeds to (1) enhance its SCM product offering, (2) further develop its products, (3) increase its international presence, and (4) improve its VAR and indirect sales channels, in addition to using its cash resources for working capital and for general corporate purposes and, possible acquisitions.

PART II. OTHER INFORMATION

Item 6:	Exhibits

31.1	Section 302 Certification by CEO

31.2	Section 302 Certification by CFO

32.1	Section 906 Certification by CEO

32.2	Section 906 Certification by CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2006

ST. BERNARD SOFTWARE, INC.

/s/ VINCENT ROSSI
Vincent Rossi
Chief Executive Officer

/s/ ALFRED RIEDLER
Alfred Riedler
Chief Financial Officer