Form 10KSB
period 2006-12-31
ST. BERNARD SOFTWARE, INC.
filed 2007-04-02
CIK 1288496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 0-50813

St. Bernard Software, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-0996152
(State or other Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

15015 Avenue of Science, San Diego, California	92128
(Address of Principal Executive Office)	(Zip Code)

(858) 676-2277

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.01 Par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Revenues for the fiscal year ended December 31, 2006 were $22,558,000.

APPLICABLE TO CORPORATE REGISTRANTS

As of April 2, 2007 17,764,251 shares of Common Stock, $0.01 par value, were issued and outstanding, and no shares of Preferred Stock, $0.01 par value were issued.

The approximate aggregate market value and total number of shares of Common Stock held by non-affiliates at December 31, 2006 was $19,694,041 and 7,574,631, respectively. The total number of non-affiliate shares of Common Stock was multiplied by $2.30 per share (the closing price of such shares of Common Stock on December 31, 2006) to determine the aggregate market value of non-affiliate shares of Common Stock set forth above. (The assumption is made, solely for purposes of the above computation, that all officers, directors and holders of more than 5% of the outstanding Common Stock of registrant are affiliates.) The approximate total aggregate market value of Common Stock, including affiliates, is $27,619,927.

DOCUMENTS INCORPORATED BY REFERENCE

Refer to Exhibits set forth in Item 13 of this Form 10-KSB. Refer to Items 9, 10, 11, 12 and 14 of this Form 10-KSB for information incorporated by reference to the registrant’s proxy statement for its 2007 annual stockholders’ meeting.

Transitional Small Business Disclosure Format (check one):    Yes  ☐;    No  ☒.

St. Bernard Software, Inc.

FOR FISCAL YEAR ENDED December 31, 2006

FORM 10-KSB ANNUAL REPORT

PART I

Item 1.	DESCRIPTION OF BUSINESS

St. Bernard Software, Inc. (formerly named as Old St. Bernard Software, Inc.) (the “Company” or “St. Bernard” or “we” or “our”), a Delaware corporation formed in 1986, designs, develops, and markets network security and data protection solutions that enable our customers to efficiently and effectively maintain secure network environments. Our solutions are delivered as software, dedicated appliances, and as an on-demand software as a service (SaaS) solution package. Our core offerings provide network protection and efficiency through content filtering and policy enforcement across multiple internet protocols including web traffic, email, and instant message. Additional capabilities in business continuity and collaboration are enabled via hosted archiving and sharing of electronic transactions associated with these internet activities. The Company operates in one business segment.

St. Bernard focuses on the relatively underserved and high growth Small to Medium Enterprises (or SME) segment of the market. Our customers, primarily small and medium sized enterprises—including more than 8,000 businesses, education, and government institutions—purchase our solutions directly from us, through our 1-tier and 2-tier reseller network, and through OEM partners. Each purchase consists of a software license and recurring subscription to data and/or service updates and in the case of our on-premises solutions, a maintenance fee. Our primary users are IT managers, directors, and administrators.

Operating as St. Bernard Software since 1995, the company introduced its first product Open File Manager, in May of that year. In 2000, St. Bernard added a patch management product today known as UpdateEXPERT (UE) through acquisition and also acquired Internet Products, Inc. thereby adding the iPrism product line. In 2003, St. Bernard began selling ePrism. In July 2006, St. Bernard merged with Sand Hill IT Security creating the current St. Bernard Software entity. And in October of 2006 acquired AgaveOne (dba Singlefin) which established the foundation for our LivePrism SaaS solution. Our corporate headquarters is located at 15015 Avenue of Science, San Diego, California, 92128.

St. Bernard’s Business Growth

St. Bernard has historically grown the Company internally and through acquisitions. On October 26, 2005, the Company entered into a merger agreement with Sand Hill IT Security Acquisition Corp. (“Sand Hill” or “Parent”), a publicly held Delaware corporation. On July 27, 2006 stockholders of Sand Hill voted to approve the merger agreement and the transactions set forth therein in which St. Bernard Software, Inc. became the Parent’s wholly-owned subsidiary. Sand Hill then changed its name to St. Bernard Software, Inc.

The shares of common stock held by the former stockholders of Old St. Bernard Software, Inc. were converted into a total of 9,733,771 shares of Sand Hill’s stock or approximately 69.2% of the subsequently outstanding common stock of the combined company.

Upon consummation of the merger, approximately $22.3 million was released from trust to be used by the combined company. With respect to the business combination, any public stockholder who voted against the merger could demand that the Company redeem their shares. The per share redemption price was equal to $5.40 per share. After payments of redeemed shares of approximately $4.2 million and costs related to the merger of approximately $1.3 million the net proceeds received by the Company was approximately $16.8 million. The costs incurred in connection with the merger were reflected as a reduction to the proceeds as of the effective date of the merger.

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

Effective October 17, 2006, the Company acquired AgaveOne, Inc., a Nevada corporation doing business as Singlefin. Singlefin provides on-demand security and business services to small and medium sized companies, including email filtering, web filtering and instant messaging management as a hosted or on demand service. In connection with the Singlefin acquisition, the Company paid Singlefin stockholders and option holders $0.47 million in cash, issued 471,288 shares of common stock and assumed certain stock options granted by Singlefin and converted them into options to acquire 47,423 shares of common stock of the Company. The Company also satisfied $5.7 million in Singlefin indebtedness and certain Singlefin employees received bonuses totaling $0.25 million. The aggregate value of the transaction was approximately $8.3 million.

Products

iPrism—Dedicated Web Content Filtering Appliance

iPrism, our flagship product, is a dedicated and optimized network appliance that enables organizations to enforce their acceptable internet use policies by providing multi-protocol web filtering and access control. The appliance, first under development in 1997, is a server that packages the operating system, application software, and user interface, thereby delivering a cohesive, simple to install and maintain solution. At the core of iPrism is our industry-exclusive, 100% human-reviewed URL database, iGuard. Updates to the iGuard database are automatically delivered to iPrism customers as frequently as hourly.

iPrism is offered in 3 different models which vary by technical specification thereby delivering varying degrees of performance, storage, through-put, and component redundancy. All 3 models run the same software, both application and operating system. All 3 models receive common iGuard data updates. The M500 is a mini-1U rack mounted appliance targeted for use in networks of up to 175 workstations. The M1200 is a 1U rack mounted appliance targeted for use in networks up to 1000 workstations. The M3100 is a 2U rack mounted appliance targeted at for use in networks up to 5000 workstations. As the iPrism appliances are designed to work together, concurrent box deployments enable scaling in larger networks and can also be deployed in a redundant fashion. All boxes can be centrally managed, remotely managed, or locally managed.

The iPrism Enterprise Reporting Server (ERS) Model 6200 is an additional non-filtering server that enables organizations to establish common user activity reporting and archiving across multiple iPrism appliance deployments. In a typical deployment, a customer will deploy 2 or more iPrism filtering appliances in 1 or more data centers and use the M6200 to aggregate filtering activity data into an enterprise-wide view.

LivePrism—On Demand Internet Security, Continuity, and Collaboration Suite

LivePrism, based on our October 2006 acquisition of Singlefin, is an on-demand multi-tenant, software-as-a-service offering that delivers five primary services: email filtering, web filtering, instant message filtering, transaction archive and hosted office. Designed specifically for the small and midsized business, LivePrism offers enterprise-class IT solutions without the need to install and maintain hardware and software. Rather, LivePrism applications are hosted at third party data centers contracted by St. Bernard. Those applications are accessed by our customers via the internet. Additionally, the LivePrism suite can be co-branded by our VAR and OEM partners to facilitate sales to their customers under their brand. The functional components of LivePrism include:

Email Filtering	Through redirection of inbound email to St. Bernard’s servers, email is filtered for spam, viruses, and other unwanted email content prior to the traffic arriving at the customers network. Also through redirection to our servers, outbound email is scanned for content violations and viruses.

Web Filtering	The web filtering application enables enforcement of acceptable internet use policies through redirection of web traffic to our servers.

Instant Message Filtering	Similar to email, through redirection of Instant Message traffic to our servers, customers can monitor, filter, and enforce acceptable use of instant messaging services.

Archive and Hosted Email	Customers can choose to have St. Bernard fully host their email, eliminating the need for internal mail servers and associated software. The mail is hosted at our data centers and is accessed via web browser or access can be integrated via typical email software such as MS Outlook. Email filtering and hosting customers can also take advantage of archiving services whereby email transactions are stored at our data centers, eliminating the need for customers to deploy in-house storage capability.

Online Collaboration	A collaboration suite including web-based calendar sharing and mobile access.

LivePrism components are sold for a monthly license service fee typically based on number of users. Depending on user count, the components are available individually and/or in bundles. The Company’s Security Bundle includes email, web, and instant message (IM) filtering. The Company’s Office Bundle includes all components. Standard discounts are typically available for pre-payment of annual contracts and for multiple year contracts.

UpdateEXPERT, UpdateEXPERT Premium (collectively UE), and Open File Manager (OFM) are software applications designed to maintain smooth system operation by assisting with the management and deployment of other vendor software patches and facilitating backup of open files, ensuring business continuity and protection of mission critical data. OFM is sold primarily through OEM arrangements with over a dozen data back-up software vendors that have incorporated the OFM application into their solutions.

ePrism, licensed through an OEM agreement, is a dedicated email filtering and content inspection appliance that protects against spam, viruses, and other unwanted email content and protects against outbound data leakage through message content and attachment inspection and policy enforcement. ePrism is offered in 3 different models which vary by technical specification thereby delivering varying degrees of performance, storage, through-put, and component redundancy. The M1000 is a mini-1U rack mounted appliance targeted for smaller or lower email volume environments. The M2000 is a 1U rack mounted appliance targeted for use in mid-sized or medium email volume environments. And the M3000 is a 2U rack mounted appliance targeted at for use in larger installations. Multiple appliances can be deployed in a stateful failover configuration.

Marketing, Sales and Distribution

St. Bernard sells and markets its products and related services both directly to end-users and through a variety of indirect sales channels, which include value-added resellers (VAR), distributors, system integrators (SI) and original equipment manufacturers (OEM).

Direct Sales to End-Users, and VARs. One of St. Bernard’s primary methods of distribution to end-users is through its direct sales, services and technical support organizations that market products and services throughout the world. Many of St. Bernard’s products involve a consultative, solution-oriented tele-sales model that uses the collaboration of technical and sales personnel to demonstrate how our solutions fit specific customer requirements. St. Bernard focuses its initial sales effort on system administrators and IT department personnel who are responsible for a customer’s IT initiatives and data center management. St. Bernard complements its direct sales efforts with indirect sales channels such as resellers, VARs, and distributors. St. Bernard will continue to invest in programs that train and enable its channel partners to market its technologies. St. Bernard provides its software products to its channel partners and customers under non-exclusive reseller license agreements, including shrink-wrap or click-wrap licenses for some products, without transferring title of our software products.

System Integrators (SIs) and Managed Services Providers. St. Bernard collaborates with SIs, who may refer its customers to St. Bernard, utilize St. Bernard as a subcontractor in some situations, build standard and customized solutions with their products or use products to deliver hosted services as well as outsourced services. SIs use St. Bernard’s products and services in conjunction with optimizing their client’s investment in transactional applications and related hardware. Some SIs are authorized resellers of our products and some use St. Bernard products and services to deliver consultative services or managed services to their customers. Under these arrangements, SIs and managed services providers are not obligated to use or sell St. Bernard’s products or services. In general, St. Bernard receives a fee for each sublicense of its products granted by its partners. In some cases, St. Bernard grants rights to distribute promotional versions of its products, which have limited functionality or limited use periods, on a non-fee basis. St. Bernard enters into both object-code only licenses and, when appropriate, source-code licenses of its products. St. Bernard does not transfer title of software products to its customers.

Original Equipment Manufacturers. Another important element of our sales and marketing strategy involves strategic relationships with OEM partners. These OEM partners may incorporate St. Bernard’s products into their products, bundle our products with their products, endorse St. Bernard’s products in the marketplace or serve as authorized resellers of our products. Our largest OEM relationships include Hewlett-Packard Company, Syncsort, Inc., Legato/EMC Corporation and Altiris, Inc. In general, the OEM partners are not obligated to sell St. Bernard’s products or services under these arrangements and are not obligated to continue to include its products in future versions of their products.

Marketing efforts are primarily focused on end-user awareness and demand generation through multiple media and venues. Typical efforts include online search, online advertising, print advertising third party promotions, email campaigns, events, tradeshows, and public relations. Paid media are selected which target technical business buyers with little or no reliance on broader non-trade media.

Software as a Service (SaaS) and Deferred Revenue

A typical sale of a St. Bernard product consists of a software license or an appliance accompanied by a subscription component. The subscription component includes traditional maintenance support (telephone support, product upgrades, bug fixes) as well as database updates, some as frequent as hourly. The subscription component percentage of the original sale varies from 25% to 100% depending on the product line. The subscriptions are generally available for one to three years. Renewal of the subscriptions is an important and growing part of St. Bernard’s business. Due to high customer satisfaction and high product value, St. Bernard enjoys renewal rates greater than 75% and as high as 95%, depending on the product line, which results in recurring revenues. Even though the full payment for a subscription or renewal, as the case may be, is received at the time of renewal, the revenue is recognized over the subscription or renewal period resulting in deferred revenue on the balance sheet. Deferred revenue was approximately $17.7 million and $16.1 million at December 31, 2006 and 2005, respectively. Deferred revenue represents subscription and product maintenance orders for St. Bernard’s software products that have been billed to and paid by its customers and for which revenue will generally be earned within the next few years. Deferred revenue also includes subscription and maintenance orders that have not been paid by St. Bernard’s customers, are included in accounts receivable, and that do not otherwise satisfy its revenue recognition criteria.

Subscription and product maintenance revenue recognized was approximately $15.6 million and $14.0 million for the years ended December 31, 2006 and 2005, respectively. Subscription and maintenance are generally recognized over the subscription and maintenance period of twelve to thirty-six months.

Maintenance and Technical Support

St. Bernard believes that providing a high level of customer service and technical support is critical to customer satisfaction and its success in increasing the adoption rate of its solutions. Most of its customers have maintenance and technical support agreements with St. Bernard that provide for fixed fee, renewable annual maintenance and technical support consisting of technical and emergency support, bug fixes and product upgrades. St. Bernard offers seven-day a week, 24-hour a day telephone support, as well as e-mail customer support. In addition, St. Bernard provides its enterprise customers with support account management, emergency fly-to-site capability. Some of the value-added resellers, system integrators and OEMs that offer St. Bernard’s products also provide customer technical support for its products through a Tier1/Tier2 arrangement whereby the partner handles the initial customer contact, Tier 1, and St. Bernard provides secondary support and engineering assistance, Tier 2.

Seasonality

As is typical for many software companies, St. Bernard’s business is seasonal. Product sales are generally higher in its fourth fiscal quarter and lower in its first fiscal quarter, with a decline in sales orders in the first quarter of a fiscal year when compared to sales orders in the fourth quarter of the prior fiscal year. In addition, St. Bernard generally receives a higher volume of sales orders in the last month of a quarter, with orders concentrated in the later part of that month. St. Bernard believes that this seasonality primarily reflects customer spending patterns and budget cycles, as well as the impact of compensation incentive plans for its sales personnel. Product revenue generally reflects similar seasonal patterns but to a lesser extent than sales orders because product revenue is not recognized until an order is shipped and other revenue recognition criteria are met.

Customers

St. Bernard’s products and services are used by a diverse range of customers including large corporations, small and medium-sized businesses, governmental entities and educational institutions. As of December 31, 2006, St. Bernard had over 8,000 customers supporting over 3.5 million licenses not including customers who purchased through OEM partners. For the years ended December 31, 2006, 2005 and 2004, no end-user customer or distributor accounted for more than 10% of St. Bernard’s net revenue.

Competition

The IT security market and the general IT technology market are continuing to consolidate. This consolidation appears in new technology (functionality) combinations and also at the corporate level through acquisitions. The result of this consolidation has broadened the number of competitors that we see in the market place. Our current primary competitors can be divided into two categories and include:

•

Web filtering/secure content management appliances and software—WebSense, Inc., SurfControl plc, Secure Computing Corporation, Blue Coat Systems, Inc., McAfee, Inc., Symantec Corporation, Fortinet Inc., Sonicwall, Inc., Trend Micro Incorporated, Cisco Systems, Inc., Barracuda Networks, Inc. and 8e6 Technologies; and

•	Secure content management services (SaaS)—Postini, Inc., MessageLabs Ltd., SurfControl plc, Webex Communications, Inc., and MX Logic, Inc.

We also face current and potential competition in Web filtering from vendors of Internet servers, operating systems and networking hardware, many of which now, or may in the future, develop and/or bundle Web filtering, Web security or other competitive products with their offerings. We compete against and expect increased competition from anti-virus software developers, traditional network management software developers and Web management service providers.

We believe that we compete effectively against our competitors in our target market for small and medium business customers. However, many of our current and potential competitors, such as Symantec Corporation, McAfee, Inc., Trend Micro Incorporated, Cisco Systems, Inc. and WebSense, Inc. have longer operating histories and significantly greater financial, technical, marketing or other resources. They have significantly greater name recognition, established marketing and channel relationships both in the United States and internationally, better access to the SMB market, and access to a larger installed base of customers. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the functionality of their products to address customer needs. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

Material Supplier

St. Bernard’s iPrism products are sold with computer hardware appliances designed by Dedicated Computing LLC, located in Waukesha, Wisconsin. Dedicated Computing LLC represented 73.1% and 58.2% of the appliance cost of sales in 2006 and 2005, respectively. If Dedicated Computing LLC unexpectedly stops supplying the appliances, St. Bernard would experience an interruption in its ability to supply customers with the iPrism product.

Research and Development

St. Bernard’s research and development efforts have been directed toward continual improvement of its secure content management appliances and system protection products. St. Bernard’s products are designed to be simple and powerful security tools tailored specifically to the needs of small and medium size businesses.

St. Bernard’s recent major research and development initiatives include, but are not limited to:

•

Data protection over an expanding list of operating platforms. St. Bernard has successfully ported its enterprise data protection products to Linux, NetWare, and Windows and is seeing good acceptance of the new platform offerings in the marketplace.

•

New SCM products. St. Bernard has successfully launched two major products and two major product version upgrades in 2005. The product releases include e-mail filtering and Web filtering products and other product improvements.

•

Local language support. St. Bernard continues to focus on providing local language support for system security products and secure content management products to increase the acceptance of its products in international markets.

•

Scalability improvements for system protection products. A major architectural upgrade to St. Bernard’s patch management product was completed. The upgrade provides patch and security settings management for large and small segmented networks, which we believe helps differentiate St. Bernard’s products from similar competitive products.

•

Subscription database expansion. The majority of St. Bernard’s products are driven by data. St. Bernard engineers keep these databases up to date. Presently, the databases keeps track of over 7.4 million web sites worldwide. Customers pay an annual subscription fee for access to the latest data. The quality and quantity of this data is a key differentiator for St. Bernard’s products.

St. Bernard had research and development expenses of approximately $6.4 million and $6.7 million in 2006 and 2005, respectively. This equates to 28.3% and 27.9% of net revenues over those same periods. St. Bernard believes that technical leadership is essential to its success and expects to continue to commit substantial resources to its research and development efforts.

Intellectual Property

Protective Measures

St. Bernard regards some of the features of its internal operations, software and documentation as proprietary and relies on copyright, patent, trademark and trade secret laws, confidentiality procedures, contractual and other measures to protect its proprietary information. St. Bernard’s intellectual property is an important and valuable asset that helps enable us to gain recognition for its products, services and technology and enhance its competitive position. St. Bernard’s intellectual property is further protected by using encryption security and product activation keys.

As part of St. Bernard’s confidentiality procedures, it generally enters into non-disclosure agreements with its employees, distributors and corporate partners and license agreements with respect to software, documentation and other proprietary information. These license agreements are generally non-transferable without St. Bernard’s consent and have a perpetual term. St. Bernard also employs measures to protect its facilities, equipment and networks.

Trademarks, Patents and Copyrights

St. Bernard and the St. Bernard logo are trademarks or registered trademarks in the United States and other countries. In addition to “St. Bernard” and the St. Bernard logo, it has used, registered and/or applied to register other specific trademarks and service marks to help distinguish its products, technologies and services from those of its competitors in the U.S. and foreign countries and jurisdictions. St. Bernard enforces its trademark, service mark and trade name rights in the U.S. and abroad. The duration of St. Bernard’s trademark registrations varies from country to country and in the U.S. St. Bernard generally is able to maintain its trademark rights and renew any trademark registrations for as long as the trademarks are in use.

St. Bernard has one U.S. issued patent and pending patent applications which relate to various aspects of its products and technology. The duration of its patents for the U.S. is typically 17 years from the date of issuance of the patent or 20 years from the date of filing of the patent application resulting in the patent, which St. Bernard believes is adequate relative to the expected lives of its products.

A summary of the patents and patent applications is as follows:

Patent or Application Number	Dated Filed	Date of Patent	Description of Patent/Application	Product
5,557,747	June 22, 1993	September 17, 1996	Network policy implementation system for performing network control operations on response to changes in network state.	Technology not in use by current products.

11/266528	November 3, 2005	Application	Malware and Spyware attack recovery system and method.	Technology being internally evaluated and is not in use.

11/006410	December 6, 2004	Application	Method for logically consistent backup of open computer files.	Technology is used with Open File Manager to perform consistent backups under Windows VSS.

Not assigned	February 28, 2007	Application	Method, system and computer program product for gaining priority for file access to a storage device.	Technology being internally evaluated and is not in use.

St. Bernard’s products are protected under U.S. and international copyright laws and laws related to the protection of intellectual property and proprietary information. St. Bernard generally takes measures to label such products with the appropriate proprietary rights notices and actively is enforcing such rights in the U.S. and abroad. However, these measures may not provide sufficient protection, and St. Bernard’s intellectual property rights may not be of commercial benefit to St. Bernard or the validity of these rights may be challenged. While St. Bernard believes that its ability to maintain and protect its intellectual property rights is important to its success, it also believes that its business as a whole is not materially dependent on any particular patent, trademark, license or other intellectual property right.

St. Bernard has the right to use certain intellectual property licensed from BorderWare Technologies Inc. under an agreement that provides for payments only for products sold using such intellectual property. St. Bernard uses such intellectual property in its ePrism product. St. Bernard believes that if it were unable to use the intellectual property licensed from BorderWare Technologies, Inc. it could find a substitute on terms reasonable to St. Bernard.

Employees

As of December 31, 2006, St. Bernard had 169 employees, including 84 employees in technical operations, 53 in sales and marketing, and 32 in general and administrative services. St. Bernard has not entered into any collective bargaining agreements with its employees and believes that relations with its employees are good. St. Bernard believes that its future success will depend in part upon the continued service of its key employees and on its continued ability to hire and retain qualified personnel.

RISK FACTORS

Because we derive a majority of our license revenue from sales of a few product lines, any decline in demand for these products could severely harm our ability to generate revenue and our results of operations.

We derive a majority of our revenue from a small number of software products, including our LivePrism, iPrism, and Open File Manager and related subscription and maintenance services. In particular, our future success depends in part on achieving substantial revenue from customer renewals for subscriptions. Our customers have no obligation to renew their subscriptions upon expiration. If our products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price and performance to competing products, our growth will be limited. Subscriptions typically have durations of 12, 24 or 36 months. As a result, a majority of the revenue we report in each quarter is deferred revenue from subscription agreements entered into and paid for during previous quarters. Because of this financial model, the revenue we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of our products. In addition, our products are concentrated on the small and medium enterprise, or SME, environment. We are particularly vulnerable to fluctuations in demand for these products, whether as a result of competition, product obsolescence, technological change, budget constraints of our potential customers or other factors. If our revenue derived from these software products were to decline significantly, including as a result of customers not renewing subscriptions, our business and operating results would be adversely affected.

We have a history of losses and negative cash flow and there can be no assurances that we will become profitable or achieve positive cash flow.

We have a history of losses and have not been able to achieve profitability. Our cumulative net loss was approximately $39.7 million as of December 31, 2006. There can be no assurances that we will become or remain profitable or that losses and negative cash flows will not continue to occur.

We believe our LivePrism product and related services will contribute significantly to our future revenues but there are no assurances this product will be successful or that we can advance its development in a manner that will be cost-effective or accepted by SMEs.

We have invested significant funds, and a substantial amount of our future revenues depend upon, the future success of our LivePrism product and related service offerings. We are continuing to refine the efficiency and effectiveness of the technology and services underlying this product, and will need to continue to expend substantial amounts to develop the infrastructure to support LivePrism. LivePrism is a relatively new suite of products and services intended for consumption by SBEs. We may be unable to penetrate the SME market for hosted email, Web and instant message filtering and archiving services as the competition for these types of products are significant. If we are unable to refine the technology underlying LivePrism in the manner we believe is possible to the satisfaction of current and future customers, if we are unable to penetrate the existing SME market for the product suite for which LivePrism is intended, or if our research and development efforts and expenses related to the development of LivePrism exceed the efforts or expenses which we believe are appropriate for this product, we may not realize the projected contribution of LivePrism to our revenues, and we may ultimately discontinue this product or adjust our projections and expectations regarding its contribution to our business and the positive impact on our future financial condition.

If we fail to manage our direct sales and OEM distribution channels effectively our sales could decline.

We market our products and related services both directly to end-users and through a variety of indirect sales channels, which include VARs, distributors, system integrators and OEMs.

Direct Sales. A significant portion of our revenue is derived from sales by our direct sales force to end-users. This sales channel involves a number of special risks, including:

•	longer sales cycles associated with direct sales efforts;

•	difficulty in hiring, training, retaining and motivating a direct sales force; and

•	the requirement of a substantial amount of training for sales representatives to become productive, and training that must be updated to cover new and revised products.

OEMs. A portion of our revenue is derived from sales through our OEM partners that incorporate our products into their products. Our reliance on this sales channel involves a number of special risks, including:

•	our lack of control over the shipping dates or volume of systems shipped;

•	our OEM partners are not subject to minimum sales requirements or any obligation to market our products to their customers;

•	our OEM partners may terminate or renegotiate their arrangements with us and new terms may be less favorable in recognition of our increasingly competitive relationship with certain partners;

•

the development work that we must generally undertake under our agreements with our OEM partners may require us to invest significant resources and incur significant costs with little or no associated revenue;

•	the time and expense required for the sales and marketing organizations of our OEM partners to become familiar with our products may make it more difficult to introduce those products to the market;

•	our OEM partners may develop, market and distribute their own products and market and distribute products of our competitors, which could reduce our sales; and

•

if we fail to manage our distribution channels successfully, our distribution channels may conflict with one another or otherwise fail to perform as we anticipate, which could reduce our sales and increase our expenses, as well as weaken our competitive position.

If we are unable to maintain and expand, or enter into new, indirect sales channels relationships our operating results would decline.

Our indirect sales channels accounted for approximately 43.8% and 28.9% of our revenue in 2006 and 2005, respectively. We intend to continue to rely on our indirect sales channels for a significant portion of our revenue. We depend on our indirect sales channels, including value-added resellers, distributors, and providers of managed Internet services, to offer our products to a larger customer base than can be reached through a direct sales effort. None of these parties is obligated to continue selling our products or to make any purchases from us. If they are unsuccessful in their efforts or are unwilling or unable to market and sell our new product offerings, our operating results will suffer. We cannot control the level of effort these parties expend or the extent to which any of them will be successful in marketing and selling our products. Some of our indirect sales channels also market and sell products that compete with our products or may decide to do so in the future. We may not be able to prevent these parties from devoting greater resources to support our competitors’ products and/or eliminating their efforts to sell our products.

Our international sales and operations involve special risks that could increase our expenses, adversely affect our operating results and require increased time and attention of our management.

We have operations outside of the U.S., including sales and customer support, but 94% of our sales are generated in North America. We plan to expand our international operations and our planned growth is contingent upon the successful expansion of our international revenue. Our international operations are subject to risks in addition to those faced by our domestic operations, including:

•	potential loss of proprietary information due to piracy, misappropriation or laws that may be less protective of our intellectual property rights than those in the U.S.;

•	imposition of foreign laws and other governmental controls, including trade and employment restrictions;

•

fluctuations in currency exchange rates and economic instability such as higher interest rates and inflation, which could reduce our customers’ ability to obtain financing for software products or which could make our products more expensive in those countries;

•	limitations on future growth or inability to maintain current levels of revenue from international sales if we do not invest sufficiently in our international operations;

•	difficulties in hedging foreign currency transaction exposures;

•	longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;

•	difficulties in staffing, managing and administering international operations, including difficulties related to administering stock plans in some foreign countries;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;

•	seasonal reductions in business activity in the summer months in Europe and in other periods in other countries;

•	costs and delays associated with developing software in multiple languages; and

•	war or terrorism, particularly in areas in which we have facilities.

The market for our products continues to emerge, and if we are not successful in promoting awareness of the need for our products and of our brand, our growth may be limited.

Based on our experience with potential customers, we believe that many corporations do not recognize or acknowledge the existence or scope of problems caused by misuse or abuse of the Internet or of network computers, creating significant barriers to sales. In addition, there may be a time-limited opportunity to achieve and maintain a significant share of the market for web filtering and email filtering and our other products due in part to the emerging nature of these markets and the substantial resources available to our existing and potential competitors. If companies do not recognize or acknowledge these problems, then the market for our products may develop more slowly than it expects, which could adversely affect our operating results. Developing and maintaining awareness of our brand is critical to achieving widespread acceptance of our existing and future products. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to develop reliable and useful products at competitive prices. If we fail to successfully promote our brand, or if our expenses to promote and maintain our brand are greater than anticipated, our results of operations and financial condition could suffer.

If we are not able to develop new and enhanced products that achieve widespread market acceptance, we may be unable to recover product development costs, and our earnings and revenue may decline.

Our future success depends on our ability to address the rapidly changing needs of our customers by developing, acquiring and introducing new products, product updates and services on a timely basis. We must also extend the operation of our products to new platforms and keep pace with technological developments and emerging industry standards. We intend to commit substantial resources to developing new software products and services, including software products and services for the secure content management SME market. Products being developed are new and unproven, and industry standards for these markets are evolving and changing. They also may require development of new sales channels. If these markets do not develop as anticipated, or if demand for our products and services in these markets does not materialize or occurs more slowly than we expect, we will have expended substantial resources and capital without realizing sufficient revenue, and our business and operating results could be adversely affected.

If economic or other factors negatively affect the small and medium-sized business sector, our customers may become unwilling or unable to purchase our products and services, which could cause our revenue to decline.

Our existing and target customers are small and medium-sized businesses. These businesses are more likely to be significantly affected by economic downturns than larger, more established businesses. Additionally, these customers often have limited discretionary funds, which they may choose to spend on items other than our security software products and services. If small and medium-sized businesses experience economic hardship, they may be unwilling or unable to expend resources to develop or improve their IT security, if any, which would negatively affect the overall demand for our products and services and could cause our revenue to decline.

Our future capital requirements and potentially limited access to financing may harm our ability to develop products and fund our operations.

We expect to continue spending substantial resources on research and development efforts to improve our secure content management appliances and system protection products. To the extent our revenues are insufficient to fund our ongoing research and development efforts, we will need to raise additional funding. We do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for technology companies. Additional funding we seek would likely be accomplished through equity or debt financings. We may not be able to obtain additional financing we decide to pursue on terms that are favorable to us or at all. If we acquire funds by issuing securities, dilution to existing stockholders will result. Our failure to obtain additional funding may require us to delay, reduce the scope of or eliminate one or more of our current research and development projects.

We anticipate receiving additional funds in connection with the sale of our UpdateEXPERT and UpdateEXPERT Premium software applications and related customer and end user license agreements, and our failure to receive those funds could have an adverse effect on our financial condition.

Pursuant to the terms of an Asset Sale and License Agreement effective as of January 4, 2007 with Shavlik Technologies, LLC, we assigned and sold to Shavlik our UpdateEXPERT and UpdateEXPERT Premium software applications and related customer and end user license agreements, software, programming interfaces and other intellectual property rights and contracts for an aggregate purchase price of $1,200,000 plus 45% of any maintenance renewal fees collected by Shavlik in excess of $1,200,000 for renewals invoiced by Shavlik between February 1, 2007 and January 31, 2008. If Shavlik does not perform its maintenance obligations or if the customer and end user license agreements assigned to Shavlik are terminated by Shavlik or the counterparties to those agreements, we may not realize a significant portion of the purchase price we expect from the sale of our UpdateEXPERT and UpdateEXPERT Premium software applications to Shavlik, and our financial condition could suffer.

We incur considerable expenses to develop products for operating systems that are either owned by others or that are part of the Open Source Community. If we do not receive cooperation in our development efforts from others and access to operating system technologies, we may face higher expenses or fail to expand our product lines and revenues.

Many of our products operate primarily on the Linux, UNIX and Windows computer operating systems. As part of our efforts to develop products for operating systems that are part of the Open Source Community, we may have to license portions of our products on a royalty free basis or may have to expose our source code. Open Source describes general practices in production and development which promote access to the end product’s sources. The Open Source Community emphasizes collaborative development and requires licensing that allows modifications and enhancements of registered open source code be made available to whoever would like to use it. Developers who use open source code in proprietary products risk exposing the intellectual property developed in conjunction with the open source code to the public. We continue to develop new products for these operating systems. We may not accomplish our development efforts quickly or cost-effectively, and it is not clear what the relative growth rates of these operating systems will be. Our development efforts require substantial capital investment, the devotion of substantial employee resources and the cooperation of the owners of the operating systems to or for which the products are being ported or developed. If the market for a particular operating system does not develop as anticipated, or demand for our products and services in such market does not materialize or occurs more slowly than we expect, we may have expended substantial resources and capital without realizing sufficient revenue, and our business and operating results could be adversely affected.

In addition, for some operating systems, we must obtain from the owner of the operating system a source code license to portions of the operating system software to port some of our products to or develop products for the operating system. Operating system owners have no obligation to assist in these porting or development efforts. If they do not grant us a license or if they do not renew our license, we may not be able to expand our product lines into other areas.

We face increasing competition, which places pressure on our pricing and which could prevent us from increasing revenue or maintaining profitability. In addition, we may face competition from better-established companies that have significantly greater resources.

The market for our products is intensely competitive and is likely to become even more so in the future. Our current principal competitors frequently offer their products at a significantly lower price than our products, which has resulted in pricing pressures on sales of our products. We also face increasing competition from security solutions providers who may add security modules or features to their product offerings. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our products to achieve or maintain more widespread market acceptance, any of which could have a material adverse effect on our business, results of operations and financial condition.

We also face current and potential competition from vendors of operating systems and networking hardware, many of which now, or may in the future, develop and/or bundle security, file backup, patch management or other competitive products with their products. We compete against, and expect increased competition from, anti-virus software developers, traditional network management software developers and Web management service providers. If security or file backup functions become standard features of internet-related hardware or software, the demand for our products will decrease. Furthermore, even if our products provide greater functionality and are more effective than certain other competitive products, potential customers might accept limited functionality as part of an unbundled solution in lieu of purchasing separate products which require more administration. In addition, our own indirect sales channels may decide to develop or sell competing products instead of our products. Many of our potential competitors have substantial competitive advantages, such as:

•	greater name recognition and larger marketing budgets and resources;

•	established marketing relationships and access to larger customer bases; and

•	substantially greater financial, technical and other resources.

As a result, they may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. For all of the foregoing reasons, we may not be able to compete successfully against our current and future competitors, and our results of operations could be adversely affected.

Our database categories and our process for classifying websites and software applications within those categories are subjective, and it may not be able to categorize websites and software applications in accordance with our customers’ expectations.

We may not succeed in accurately categorizing Internet and application content to meet our customers’ expectations. We rely upon a combination of automated filtering technology and human review to categorize websites and software applications in our proprietary databases. Our customers may not agree with our determinations that particular websites and software applications should be included or not included in specific categories of our databases. In addition, it is possible that the filtering processes may place objectionable material in categories that are generally unrestricted by our users’ Internet and computer access policies, which could result in employees having access to such material in the workplace. Any miscategorization could result in customer dissatisfaction and harm our reputation. Furthermore, we select our categories based on content we believe employers want to manage. We may not now, or in the future, succeed in properly identifying the categories of content that employers want to manage. Any failure to effectively categorize and filter websites and software applications according to our customers’ expectations will impair the growth of our business and our efforts to increase brand acceptance.

If our databases fail to keep pace with the rapid growth and technological change of the Internet the market acceptance of our products could be impaired.

The success of our products depends, in part, on the breadth and accuracy of our databases. Although our databases currently catalog more than six million websites, they contain only a portion of such material that exists. In addition, the total number of websites is growing rapidly, and we expect this rapid growth rate to continue in the future. Our databases and database technologies may not be able to keep pace with the growth in the number of websites and software applications, especially the growing amount of content utilizing foreign languages. Further, the ongoing evolution of the Internet and computing environments will require us to continually improve the functionality, features and reliability of our databases. Because our products primarily can only manage access to websites included in our databases, if our databases do not contain a meaningful portion of relevant content, the effectiveness of iPrism will be significantly diminished. Any failure of our databases to keep pace with the rapid growth and technological change of the Internet will impair the market acceptance of our products, which in turn will harm our business, results of operations and financial condition.

Our business strategy includes possible growth through acquisitions, which involve special risks that could increase our expenses, and divert the time and attention of our management.

As part of our business strategy, we have in the past acquired products, technologies and companies and we expect in the future to acquire other businesses, business units and technologies. Acquisitions involve a number of special risks and challenges, including:

•	diversion of management’s attention from our business;

•

integration of acquired business operations and employees into our existing business, including coordination of geographically dispersed operations, which can take longer and be more complex than initially expected;

•

incorporation of acquired products and business technologies into existing product lines, including consolidating technology with duplicative functionality or designed on different technological architecture, and the ability to sell the acquired products through existing or acquired sales channels;

•	loss or termination of employees, including costs associated with the termination of those employees;

•	dilution of then-current stockholders’ percentage ownership;

•	dilution of earnings if synergies with the acquired businesses are not achieved;

•	ability to generate sufficient revenue to offset acquisition or investment costs;

•	assumption of liabilities of the acquired businesses, including costly litigation related to alleged liabilities of the acquired businesses;

•	presentation of a unified corporate image to customers and employees;

•	increased costs and efforts in connection with compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act; and

•	risk of impairment charges related to potential write-down of acquired assets in future acquisitions.

Acquisitions of businesses, business units and technologies are inherently risky and create many challenges. We cannot provide any assurance that any future acquisitions will achieve the desired objectives. If we fail to properly evaluate and execute acquisitions or investments, our business and prospectus may be seriously harmed.

Our growth could strain our personnel and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

We continue to experience rapid growth in our operations, which has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our senior management to manage growth effectively. This will require us to hire and train additional personnel to manage our expanding operations. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we will be unable to execute our business plan.

Our management is required to devote substantial time and incur additional expense to comply with public company regulations. Our failure to comply with such regulations could subject us to public investigations, fines, enforcement actions and other sanctions by regulatory agencies and authorities and, as a result, our stock price could decline in value.

The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, impose various requirements on public companies, including with respect to corporate governance practices. We have incurred, and expect to continue incurring, significant legal, accounting and other expenses to comply with these requirements. In addition, our management and other personnel will need to devote a substantial amount of time to these requirements.

Our products may contain significant errors and failures, which may subject us to liability for damages suffered by end-users.

Software products frequently contain errors or failures, especially when first introduced or when new versions are released. Our end-user customers use our products in applications that are critical to their businesses, including for data protection and recovery, and may have a greater sensitivity to defects in our products than to defects in other, less critical software products. If a customer loses critical data as a result of an error in or failure of our software products or as a result of the customer’s misuse of our software products, the customer could suffer significant damages and seek to recover those damages from us. Although our software licenses generally contain protective provisions limiting our liability, a court could rule that these provisions are unenforceable. If a customer is successful in proving its damages and a court does not enforce our protective provisions, we could be liable for the damages suffered by our customers and other related expenses, which could adversely affect our operating results.

Product errors or failures could cause delays in new product releases or product upgrades, or our products might not work in combination with other hardware or software, which could adversely affect market acceptance of our products. If our customers were dissatisfied with product functionality or performance, or if we were to experience significant delays in the release of new products or new versions of products, we could lose competitive position and revenue and our business and operating results could be adversely affected.

Failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and establish our brand.

Intellectual property is critical to our success, and we rely upon trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. Any of our trademarks may be challenged by others or invalidated through administrative process or litigation. We currently have only two issued patents in the United States and one corresponding issued patent internationally, and we may be unable to obtain further patent protection in the future. In addition, any issued patents may not provide us with any competitive advantages, or may be challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products are available. The laws of some foreign countries may not be as protective of intellectual property rights as U.S. laws, and mechanisms for enforcement of intellectual property rights may be inadequate. As a result, our means of protecting our proprietary technology and brands may not be adequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property, including the misappropriation or misuse of the content of our proprietary database of websites. Any such infringement or misappropriation could have a material adverse effect on our business, results of operations and financial condition.

If we are sued by third parties for alleged infringement of their proprietary rights the cost to litigate or settle such litigation could be material and there can be no assurance that we would be successful in any such suit.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As the number of entrants into our market increases, the possibility of an intellectual property claim against us grows. Our technologies and products may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle, and could divert management attention from executing our business plan. There can be no assurance that we would be successful in any such suit.

Our systems may be vulnerable to security risks or service disruptions that could harm our business.

Although we have taken measures to secure our systems against security risks and other causes of disruption of electronic services, our servers are vulnerable to physical or electronic break-ins and service disruptions, which could lead to interruptions, delays, loss of data or the inability to process customer requests. Such events could be very expensive to remedy, could damage our reputation and could discourage existing and potential customers from using our products.

Evolving regulation of the Internet may adversely affect us by imposing regulations on our activities or causing a decline in Internet usage.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. Such regulation is likely in the areas of user privacy, pricing, content and quality of products and services. Taxation of Internet use or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Laws and regulations applying to the solicitation, collection or processing of personal or consumer information could affect our activities. Furthermore, any regulation imposing fees for Internet use could result in a decline in the use of the Internet and the viability of Internet commerce, which could have a material adverse effect on our business, results of operations and financial condition.

The market price of our securities is likely to be highly volatile and subject to wide fluctuations.

The market price of our securities has been and likely will continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•	announcements of technological innovations or new products or services by our competitors;

•	demand for our products, including fluctuations in subscription renewals;

•	fluctuations in revenue from indirect sales channels;

•	changes in the pricing policies of our competitors; and

•	changes in government regulations.

In addition, the market price of our securities could be subject to wide fluctuations in response to a number of factors, including:

•	announcements of technological innovations or new products or services by us;

•	changes in our pricing policies;

•	quarterly variations in our revenues and operating expenses; and

•	our technological capabilities to accommodate the future growth in our operations or our customers.

Further, the stock market has experienced significant price and volume fluctuations that have particularly affected the market price of the stock of many Internet-related companies, and that often have been unrelated or disproportionate to the operating performance of these companies. A number of publicly traded Internet-related companies have current market prices below their initial public offering prices. Market fluctuations such as these may seriously harm the market price of our securities. In the past, securities class action suits have been filed following periods of market volatility in the price of a company’s securities. If such an action were instituted, we would incur substantial costs and a diversion of management attention and resources, which would seriously harm our business, results of operations and financial condition.

The amount of stock held by our executive officers, directors and other affiliates may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our executive officers, directors and affiliates own approximately 38.5% of our voting stock as of December 31, 2006. These stockholders can have a substantial influence on all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent stockholders from realizing a premium over the market price for their shares of our common stock.

Available Information

The St. Bernard Software, Inc. website or internet address is www.stbernard.com. On this website the Company makes available, free of charge, its annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after electronically filing such material with or furnishing it to the Securities and Exchange Commission (SEC). The Company’s SEC reports can be accessed through the investor relations section of its website under “SEC Filings”. All of the Company’s filings with the SEC may also be obtained at the SEC’s Public Reference Room at Room 1580, 100 F Street NE, Washington, DC 20549. For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 2.	DESCRIPTION OF PROPERTY

St. Bernard’s properties consist of leased office facilities for sales, research and development, and administrative personnel. St. Bernard’s corporate headquarters consist of approximately 56,000 square feet located in San Diego, California. St. Bernard’s facilities are occupied under leases that expire at various times through 2010. In Europe it leases approximately 2,000 square feet of space in Camberley, UK. The Company also leases approximately 1,700 square feet of office space in Chatswood, Australia. St. Bernard believes its existing facilities will be suitable for its needs.

Location	Approximate Square Feet	Date Current Lease Expires	Monthly Rent
15015 Avenue of Science San Diego, CA 92128	56,000	December 31, 2010	$90,000

Unit 4, Riverside Way Watchmoor Park, Camberley Surrey GU15 3YQ United Kingdom	2,000	September 30, 2007	$ 5,300

Level 11, Tower B 821 Pacific Highway Chatswood NSW 2067 Australia	1,700	April 15, 2007	$ 1,600

The Company believes that our existing facilities are well maintained, in good operating condition, suitable for our operations and are adequate to meet our current requirements.

Item 3.	LEGAL PROCEEDINGS

In the normal course of business, the Company is occasionally named as a defendant in various lawsuits. On April 13, 2006, eSoft, Inc. filed Civil Action No. 00697-EWN-MJW in the U.S. District Court in Denver, Colorado alleging infringement of U.S. Patent No. 6,961,773 by Old St. Bernard Software, Inc. In connection with this proceeding, the Company has filed a counter claim against the plaintiff alleging infringement of U.S. Patent No. 5,557,747. The Company seeks injunctive relief and monetary damages.

In February 2007, the Company paid a settlement for an undisclosed amount in its lawsuit with eSoft, Inc. regarding infringement of U.S. Patent No. 6,961,773 by St. Bernard Software, Inc. In addition, the Company has agreed to a cross license of patent rights. The Company has accrued for all outstanding costs related to the litigation.

In March 2007, Arthur Budman a shareholder in the Company, filed a lawsuit against the Company and the Chief Financial Officer (CFO) in the Superior Court of the State of California, San Diego County, seeking monetary damages arising from the alleged negligence of the CFO in connection with communications regarding the terms of the merger of Old St. Bernard Software, Inc. and Sand Hill IT. It is the opinion of management that the outcome of any pending lawsuits will not materially affect the operations, the financial position or cash flows of the Company.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of this fiscal year.

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Since February 17, 2005, our Common Stock has been traded in the over-the-counter market. The table below sets forth, for the calendar quarters indicated, the high and low bid prices of the St. Bernard Software common stock as reported on the Over-the-Counter Bulletin Board. The over-the-counter market quotations reported below reflect inter-dealer prices, without markup, markdown or commissions and may not represent actual transactions.

Fiscal Year 2005	High	Low
First Quarter	$5.25	$4.99
Second Quarter	$5.47	$4.91
Third Quarter	$5.50	$5.10
Fourth Quarter	$5.50	$5.11

Fiscal Year 2006
First Quarter	$5.35	$5.19
Second Quarter	$5.36	$5.19
Third Quarter	$5.37	$3.33
Fourth Quarter	$3.94	$1.80

(b) As of December 31, 2006, there were approximately 93 holders of our Common Stock.

(c) No cash dividends have been paid on our Common Stock during our two most recent fiscal years, and St. Bernard does not intend to pay cash dividends on its Common Stock in the immediate future.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Selected Financial Data

The selected audited consolidated financial data presented below for the two years ended December 31, 2006 and 2005, are derived from our audited consolidated financial statements and accompanying notes. This selected financial data should be read in conjunction with the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes thereto included elsewhere in this report.

Years Ended December 31,

(in thousands, except per share data)

	2006	2005
Statements of Income Data:
Revenue
License	$3,851	$6,382
Appliance	3,144	3,561
Subscription	15,563	14,042

Total Revenues	22,558	23,985

Cost of Sales
License	7	33
Appliance	2,597	3,161
Subscription	3,777	3,396

Total Cost of Sales	6,381	6,590

Gross Profit	16,177	17,395

Sales and Marketing Expenses	11,246	10,399
Research and Development Expenses	6,401	6,708
General and Administrative Expenses	7,954	2,958

Loss from Operations	(9,424)	(2,670)

Other Expense (Income)
Interest Expense	128	262
Warrant Income	(2,630)	—

Total Other Expense (Income)	(2,502)	262

Loss Before Income Taxes	(6,922)	(2,932)
Income Tax Expense	(1,100)	(29)

Net Loss	$(8,022)	$(2,961)

Basic and Diluted Loss Per Common Share	$(0.68)	$(0.32)

Weighted Average Shares Outstanding	11,725	9,297

Balance sheet data:
Current assets	$10,020	$5,717
Current liabilities	18,622	15,417
Line of credit	296	940
Stockholders’ deficit	$(1,213)	$(8,555)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-KSB. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-KSB.

Our Business

We design, develop, and market network security and data protection solutions that enable our customers to efficiently and effectively maintain secure network environments. Our solutions are delivered as software, dedicated appliances, and as an on-demand software as a service (SaaS) solution package. Our core offerings provide network protection and efficiency through content filtering and policy enforcement across multiple internet protocols including web traffic, email, and instant message. Additional capabilities in business continuity and collaboration are enabled via hosted archiving and sharing of electronic transactions associated with these internet activities.

Our customers, primarily small and midsized enterprises—including more than 8000 business, education, and government institutions—purchase our solutions directly from us, through our 1-tier and 2-tier reseller network, and through OEM partners. Each purchase consists of a software license and recurring subscription to data and/or service updates and in the case of our on-premises solutions, a maintenance fee. Our primary users are IT managers, directors, and administrators.

We invested significantly in research and development activities and for the fiscal years ended December 31, 2006 and 2005 we spent $6.4 million and $6.7 million, respectively, on research and development. Our research and development efforts have been directed toward developing new products for Linux, NetWare, UNIX and Windows, developing new features and functionality for existing products, integrating products across our existing product lines, porting new and existing products to different operating systems and expanding our product portfolio into new markets such as Software as a Service and additional secure content management markets such as messaging security, business continuity and data collaboration and consolidating these products under a common console.

Our Strategy

During 2005, we undertook an evaluation of the appropriate long-term strategy for our business. As a result of that process, we determined that we should continue to build on our existing small and medium enterprise security business by increasing our penetration of the secure content management security business, and also seek to expand into broader security segments; such as messaging security. We also believed that the software industry was undergoing a trend towards consolidation, and that the areas of security, and content management were beginning to converge. Commencing in the first half of 2005 and continuing through the third quarter of 2006, we began to investigate business combinations and other strategic transactions that would allow us to expand our security products and service offerings into one or more other key areas of the small and medium enterprise secure content management market. We focused on acquiring anti-phishing, instant messaging management, anti-spy ware and e-mail filtering technologies in our initial pursuit of the expansion our security business with our adjacent secure content management software products.

Our Business Growth

We have historically grown internally and through acquisitions. On October 26, 2005, we entered into a merger agreement with Sand Hill IT Security Acquisition Corp. (“Sand Hill” or “Parent”), a publicly held Delaware corporation. On July 27, 2006, stockholders of Sand Hill voted to approve the merger agreement and the transactions set forth therein in which we became the Parent’s wholly-owned subsidiary. Sand Hill then changed its name to St. Bernard Software, Inc.

The shares of common stock held by the former stockholders of the private company in the merger were converted into a total of 9,733,771 shares of our stock or approximately 69.2% of our outstanding common stock following the merger.

Upon consummation of the merger, approximately $22.3 million was released from trust to be used by the combined company. With respect to the business combination, any public stockholder who voted against the merger could demand that we redeem their shares. The per share redemption price was equal to $5.40 per share. After payments of redeemed shares of approximately $4.2 million and costs related to the merger of approximately $1.3 million, the net proceeds received by us were approximately $17.5 million. The costs incurred in connection with the merger were reflected as a reduction to the proceeds as of the effective date of the merger.

For accounting purposes the merger was accounted for as a reverse acquisition. Under this method of accounting, Sand Hill was treated as the “acquired” company. Accordingly, for accounting purposes, the merger was treated as the equivalent of the private company in the merger issuing stock for the net monetary assets of Sand Hill. Our historical financial statements prior to July 27, 2006, are those of the private company in the merger. All historical share and per share amounts have been retroactively adjusted, using a conversion factor of 0.419612277 to give effect to the reverse acquisition of Sand Hill.

Effective October 17, 2006, we acquired AgaveOne, Inc., a Nevada corporation doing business as Singlefin. Singlefin provides on-demand security and business services to small and medium sized companies, including email filtering, web filtering and instant messaging management as a hosted or on demand service. In connection with the Singlefin acquisition, we paid Singlefin stockholders and option holders $0.47 million in cash, issued 471,288 shares of common stock and assumed certain stock options granted by Singlefin and converted them into options to acquire 47,423 shares of our common stock. We also satisfied $5.7 million in Singlefin indebtedness and certain Singlefin employees received bonuses totaling $0.25 million. The aggregate value of the transaction was approximately $8.3 million.

Our Financial Results

For the year ended December 31, 2006, net revenue was $22.6 million, a decrease of 5.8% over 2005. The net loss for the year ended December 31, 2006 was $8.0 million, an increase from 2005 of 166.7%. Basic and diluted net loss per share was $0.68 for the year ended December 31, 2006, down from a net loss per share of $0.32 for the year ended December 31, 2005, primarily as a result of decreased revenue and increased operating expenses. The increase in operating expenses was mainly attributable to an increase of $5.0 million or 166.7% of general and administrative expenses for 2006 over 2005.

Cash used by operations for the year ended December 31, 2006, was $5.0 million compared to cash used for the year ended December 31, 2005, of $1.0 million. The use of cash was due primarily to the loss in operations. We utilize cash in ways that management believes provide an optimal return on investment. Principal uses of our cash for investing and financing activities include new product development, marketing, acquisition of technologies and purchases of property and equipment.

During the fiscal year 2006, we continued to invest in product development. Three product extension efforts were underway during the year to enhance the features of iPrism version 4.0, Open File Manager, and LivePrism.

Critical Accounting Policies and Estimates

There are several accounting policies that are critical to understanding our historical and future performance, because these policies affect the reported amounts of revenue and other significant areas in our reported financial statements and involve management’s judgments and estimates. These critical accounting policies and estimates include:

•	revenue recognition;

•	allowance for doubtful accounts;

•	impairment of goodwill and long-lived assets;

•	accounting for income taxes; and

•	accounting for stock options.

These policies and estimates and our procedures related to these policies and estimates are described in detail below and under specific areas within the discussion and analysis of our financial condition and results of operations. Please refer to Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of St. Bernard for the year ended December 31, 2006, included herein for further discussion of our accounting policies and estimates. There have been no material changes to these accounting policies during 2006 other than the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” and , Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, as discussed under New Accounting Standards below.

Revenue Recognition

We make significant judgments related to revenue recognition. For each arrangement, we make significant judgments regarding the fair value of multiple elements contained in our arrangements, judgments regarding whether our fees are fixed or determinable and judgments regarding whether collection is probable. We also make significant judgments when accounting for potential product returns. These judgments, and their effect on revenue recognition, are discussed below.

Multiple Element Arrangements

We typically enter into arrangements with customers that include perpetual software licenses, database subscriptions, hardware appliances, maintenance and technical support. Software licenses are on a per copy basis. Per copy licenses give customers the right to use a single copy of licensed software. We make judgments regarding the fair value of each element in the arrangement and generally account for each element separately.

Assuming all other revenue recognition criteria are met, license and appliance and product revenue is recognized upon delivery in accordance with Statement of Position, or SOP, 97-2 Software Revenue Recognition. Under 97-2, we have established vendor specific objective evidence, or VSOE, on each element of multiple element arrangements using the price charged when the same element is sold separately. Undelivered elements typically include subscription, maintenance and technical support and are recognized ratably over the term.

If we cannot establish fair value for any undelivered element, we would be required to recognize revenue for the whole arrangement at the time revenue recognition criteria for the undelivered element is met using Statement of Position (SOP) No. 98-9, Modification of SOP No. 97-2 Software Revenue Recognition, with respect to Certain Transactions.

The Fee is Fixed or Determinable

Management makes judgments, at the outset of an arrangement, regarding whether the fees are fixed or determinable. Our customary payment terms generally require payment within 30 days after the invoice date. Arrangements with payment terms extending beyond 120 days after the effective date of the license agreement are not considered to be fixed or determinable, in which case revenue is recognized as the fees become due and payable.

Collection is Probable

Management also makes judgments at the outset of an arrangement regarding whether collection is probable. Probability of collection is assessed on a customer-by-customer basis. We typically sell to customers with whom we have a history of successful collections. New customers can be subjected to a credit review process to evaluate the customer’s financial position and ability to pay. If it is determined at the outset of an arrangement that collection is not probable, then revenue is recognized upon receipt of payment.

Indirect Channel Sales

We generally recognize revenue from licensing of software products through our indirect sales channel upon sell-through or when evidence of an end-user exists. For certain types of customers, such as distributors, we recognize revenue upon receipt of a point of sales report, which is our evidence that the products have been sold through to an end-user. For resellers, we recognize revenue when we obtain evidence that an end-user exists, which is usually when the software is delivered. For licensing of our software to original equipment manufacturers, or OEMs, royalty revenue is recognized when the OEM reports the sale of software to an end-user customer, in some instances, on a quarterly basis.

Delivery of Software Products

Our software may be physically delivered to our customers with title transferred upon shipment to the customer. We primarily deliver our software electronically, by making it available for download by our customers or by installation at the customer site. Delivery is considered complete when the software products have been shipped and the customer has access to license keys. If an arrangement includes an acceptance provision, we generally defer the revenue and recognize it upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

Product Returns and Exchanges

Our license arrangements do not typically provide customers a contractual right of return. Some of our sales programs allow customers limited product exchange rights. Management estimates potential future product returns and exchanges and reduces current period product revenue in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists”. The estimate is based on an analysis of historical returns and exchanges. Actual returns may vary from estimates if we experience a change in actual sales, returns or exchange patterns due to unanticipated changes in products, competitive or economic conditions.

Allowance for Doubtful Accounts

Management estimates potential future uncollectible accounts and recognizes expense as appropriate. The estimate is based on an analysis of historical uncollectible accounts and on a review of all significant outstanding invoices. Actual bad debts may vary from estimates if we experience a change in actual sales, returns or exchange patterns due to unanticipated changes in products, competitive or economic conditions.

Impairment of Goodwill and Long-Lived Assets

In accordance with the Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, management tests our goodwill for impairment annually and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

We compare the implied fair value of our reporting unit’s goodwill to its carrying amount. If the carrying amount of our reporting unit’s goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.

Goodwill arose through business acquisitions made in 2000 and 2006. We completed the test for the goodwill that arose in 2000 during the fourth quarter, and we were not required to record an impairment loss on that goodwill. Goodwill that arose in 2006 was not subject to an impairment test. In accordance with SFAS No. 142, it will be tested for the first time during 2007, and then annually unless events indicate that an impairment test is warranted sooner.

In accordance with Statement of Financial Accounting Standards (SFAS ) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, management reviews our long-lived asset groups, including property and equipment and other intangibles, for impairment and whenever events indicate that their carrying amount may not be recoverable. When management determines that one or more impairment indicators are present for an asset group, we compare the carrying amount of the asset group to net future undiscounted cash flows that the asset group is expected to generate. If the carrying amount of the asset group is greater than the net future undiscounted cash flows that the asset group is expected to generate, we compare the fair value to the book value of the asset group. If the fair value is less than the book value, we would recognize an impairment loss. The impairment loss would be the excess of the carrying amount of the asset group over its fair value.

Some of the events that we consider as impairment indicators for its long-lived assets, including goodwill, are:

•	our significant underperformance relative to expected operating results;

•	significant adverse change in legal factors or in the business climate;

•	an adverse action or assessment by a regulator;

•	unanticipated competition;

•	a loss of key personnel;

•	significant decrease in the market value of a long-lived asset; and

•	significant adverse change in the extent or manner in which a long-lived asset is being used or its physical condition.

Significant assumptions and estimates are made when determining if our goodwill or other long-lived assets have been impaired or if there are indicators of impairment. Management bases its estimates on assumptions that it believes to be reasonable, but actual future results may differ from those estimates as its assumptions are inherently unpredictable and uncertain. Management’s estimates include estimates of future market growth and trends, forecasted revenue and costs, expected periods of asset utilization, appropriate discount rates and other variables.

Accounting for Income Taxes

We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This process requires that management estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences identified are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. Management’s judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, its interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or management’s interpretation of tax laws, including the provisions of the American Jobs Creation Act of 2004, and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our balance sheet and results of operations. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance if required. As of December 31, 2005, management determined the valuation allowance to be approximately $9.1 million based upon uncertainties related to our ability to recover certain deferred tax assets. As of December 31, 2006, we fully reserved the deferred tax assets resulting in deferred tax expense of $1.1 million for fiscal year 2006. The deferred tax assets include net operating losses and may be subject to significant annual limitation under certain provisions of the Internal Revenue Code of 1986, as amended. Management’s determination of valuation allowance is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate.

Commitments and Contingencies

Effective October 1, 2006, we adopted the provisions of FASB Staff Position (“FSP”) Emerging Issue Task Force (“EITF”) 00-19-2, “Accounting for Registration Payment Arrangements”. As a result we changed the manner in which we account for the warrants that were issued subject to a registration payment arrangement by Sand Hill during 2004. Pursuant to the FSP which was posted December 21, 2006, we now account for the registration rights contained in the warrants separately and measures the liability under FASB SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss”. As a result of the application of transition guidance in the FSP, we reported a change in accounting principle through a cumulative-effect adjustment. The warrant liability originally recorded of approximately $8.1 million was transferred to additional paid in capital and retained earnings was adjusted for approximately $2.6 million, which is the difference in the carrying amount of the instrument recorded as a liability immediately prior to the adoption of the FSP and the amount reclassified to equity. We have chosen early adoption of this FSP. Pursuant to FASB SFAS No. 5, a loss contingency is to be accrued only if it is probable and can be reasonably estimated. We have determined that a loss contingency related to the registration requirements in the Warrants is not probable. Under the terms of the warrant agreement, the Company is obligated only to use its best efforts to cause a registration statement to become effective and there are no stated related penalty provisions.

In January 2006, we conducted an enterprise wide review of job descriptions and employee classifications. Based upon current responsibilities, certain exempt/nonexempt classifications were updated. Changes in classifications were implemented going forward.

As a result of the update in employee classifications, there could be potential assertions from current and former employees that they were entitled to certain benefits under a non exempt classification pursuant to the Fair Labor Standards Act and state law.

In March 2007, Arthur Budman a shareholder in the Company, filed a lawsuit against the Company and the Chief Financial Officer (CFO) in the Superior Court of the State of California, San Diego County, seeking monetary damages arising from the alleged negligence of the CFO in connection with communications regarding the terms of the merger of Old St. Bernard Software, Inc. and Sand Hill IT. It is the opinion of management that the outcome of any pending lawsuits will not materially affect the operations, the financial position or cash flows of the Company.

In accordance with SFAS No. 5, “Accounting for Contingencies”, we have not recorded a provision since there are no pending claims and it is not probable that a claim will be asserted. The amount of any potential loss cannot be reasonably estimated.

Results of Operations of St. Bernard

Comparison of Fiscals Years Ended December 31, 2006 and 2005

Net Revenues

	For the Years Ended December 31,
	2006	2005	% Change
	(In millions, except percentages)
Total net revenue	$22.6	$24.0	(5.8)%

Net revenues decreased $1.4 million for the fiscal year ended December 31, 2006, as compared to the comparable period in the prior year. The revenue decrease was partially due to programs in 2005 that did not repeat in 2006. Those programs consisted of an appliance hardware replacement program in the first half of 2005 in the amount of $0.5 million and the sale of a source code license in the third quarter of 2005 in the amount of $1.2 million that were not repeated in 2006. License revenue decreased in fiscal year 2006 compared to the same period in 2005 by $2.5 million and appliance hardware revenue decreased by $0.5 million for the same periods. Subscription revenues increased by $1.6 million in 2006 compared to the same period in 2005. Subscription renewal rates for our products range from 75% to 95%.

Net License Revenues

	For the Years Ended December 31,
	2006	2005	% Change
	(In millions, except percentages)
Net license revenue	$3.9	$6.4	(39.1)%
As a percentage of net revenue	17.3%	26.7%

For the year ended December 31, 2006, our net license revenue decreased by $2.5 million compared to the same period in 2005. The decrease in revenue from 2006 vs. 2005 resulted from a shift from product sales with a large license component of revenue to products with a greater subscription component of revenue resulting in a decrease in new customer license revenue of $1.3 million and the sale of a source code license for $1.2 million in 2005 that was not repeated in 2006.

Net Appliance Revenues

	For the Years Ended December 31,
	2006	2005	% Change
	(In millions, except percentages)
Net appliance revenue	$3.1	$3.6	(13.9)%
As a percentage of net revenue	13.7%	15.0%

For the year ended December 31, 2006, appliance hardware sales decreased by $0.5 million. The decrease in 2006 vs. 2005 in hardware sales was primarily due to an equipment upgrade to the customer base in 2005 that was not repeated in 2006. Total units shipped for the year ended December 31, 2006 were 1,847 compared with 2,026 for the same period in 2005.

Net Subscription Revenues

	For the Years Ended December 31,
	2006	2005	% Change
	(In millions, except percentages)
Net subscription revenue	$15.6	$14.0	11.4%
As a percentage of net revenue	69.0%	58.3%

For the year ended December 31, 2006, our subscription revenue increased by $1.6 million over the same period in 2005. The increase in subscription revenue from 2006 vs. 2005 is a result of new customer billings in fiscal year 2006 and the recognition of revenue deferred from prior periods. Renewal rates for our products range from 75% to 95%.

Cost of Revenue

	For the Years Ended December 31,
	2006	2005	% Change
	(In millions, except percentages)
Total cost of revenue	$6.4	$6.6	(3.0)%
Gross margin percent	71.7%	72.5%

Cost of revenue consists primarily of the cost of contract manufactured hardware, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight.

Cost of revenue decreased $0.2 million for the year ended December 31, 2006, compared to the same period in 2005. Gross margin decreased 0.8% primarily due to an increase to technical support staff costs.

Cost of Appliance Revenue

	For the Years Ended December 31,
	2006	2005	% Change
	(In millions, except percentages)
Total cost of appliance revenue	$2.6	$3.2	(18.8)%
Gross margin percent	16.1%	11.1%

The cost of appliance revenue includes contract manufactured equipment, packaging and freight. The cost of hardware for the year ended December 31, 2006 decreased $0.6 million from the same period in 2005. $0.4 million of the decrease was due to selling 1,847 units, a decrease of approximately 179 units from the same period in 2005. The reduction in units was due to a hardware replacement program in 2005 that was not repeated in 2006. Replacement appliances were sold at near cost as part of the program. The introduction of a lower cost appliance in 2006 caused $0.2 million of the total decrease.

Cost of Subscription Revenue

	For the Years Ended December 31,
	2006	2005	% Change
	(In millions, except percentages)
Total cost of subscription revenue	$3.8	$3.4	11.8%
Gross margin percent	75.6%	75.7%

The cost of subscription revenue includes the technical operation group that maintains the various databases and the technical support group. The cost of subscription revenue increased $0.4 million for the year ended December 31, 2006, compared to the same period in 2005. The increase in cost is due to additional technical support staff being added during the period.

Sales and Marketing

	For the Years Ended December 31,
	2006	2005	% Change
	(In millions, except percentages)
Total sales and marketing	$11.2	$10.4	7.7%
As a percentage of net revenue	49.6%	43.3%

Sales and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the year ended December 31, 2006, the sales and marketing expense increased 7.7% or $0.8 million over the same period in 2005. The increase is primarily due to additional channel sales staff and an increase in base wages. Sales and marketing expenses are incurred to generate billing, a portion of which is included in deferred revenue. The net deferred revenue balance at December 31, 2006, grew 10.0% over the net balance at December 31, 2005.

Research and Development

	For the Years Ended December 31,
	2006	2005	% Change
	(In millions, except percentages)
Total research and development	$6.4	$6.7	(4.5)%
As a percentage of net revenue	28.3%	27.9%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The decrease of $0.3 million for the year ended December 31, 2006, compared to the same period in 2005 was primarily the result of a decrease in compensation costs, realized through the reduction of approximately 9 development engineers during the year and a decrease in the offshore development expenses. Management believes that a significant level of research and development investment is required to remain competitive and it expects to continue to invest in research and development activities.

The cost reductions made during 2006 were primarily a result of the completion of new development projects. We believe that the present level of research and development cost will be sufficient in the future to keep the existing products competitive but additional development staff and other development resources will be required if a new product development effort is undertaken.

General and Administrative

	For the Years Ended December 31,
	2006	2005	% Change
	(In millions, except percentages)
Total general and administrative	$8.0	$3.0	166.7%
As a percentage of net revenue	35.4%	12.5%

General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. General and administrative expenses increased $5.0 million for the year ended December 31, 2006, compared to the same period in 2005, largely due to an increase in compensation expense and bonuses of $1.4 million, an increase in legal costs of $1.5 million, an increase in stock option expense (FAS 123R) of $0.8 million, an increase in contract labor and consulting services of $0.5 million, an increase in accounting costs of $0.2 million, eSoft settlement of approximately $0.2 million, and increase in amortization expense of approximately $0.2 million, an increase in board of director fees of $0.1 million, and an increase in property and franchise tax expenses of $0.1 million. The year over year increase in general and administrative expense is due to merger related expenses, including the filing of the registration statement on Form S-4 in connection with our merger in 2006, and the costs associated with being a public company.

Interest and Other Income, Net

	For the Years Ended December 31,
	2006	2005	% Change
	(In millions, except percentages)
Total interest and other income, net	$0.1	$0.3	66.7%
As a percentage of net revenue	0.4%	1.3%

Interest and other expenses, net, includes interest expenses, interest income, and other expenses. There was a decrease in interest expense of approximately $0.2 million for the year ended December 31, 2006, over the same period in 2005.

Warrant Income and Expense, Net

	For the Years Ended December 31,
	2006	2005	% Change
	(In millions, except percentages)
Warrant (income) and expense	$(2.6)	$0.0	100.0%
As a percentage of net revenue	11.5%	0%

Warrant income and expense includes the change in the warrant liability. The expense or income is determined by multiplying the change in the value of the warrants during the period by the outstanding warrants and adjusting the value of the warrant liability to the calculated amount. A decrease in the warrant liability is recorded as income and an increase in the warrant liability is recorded as expense. For the year ended December 31, 2006, a reversal of the warrant liability caused a $2.6 million increase warrant income. We don’t anticipate any further warrant income or expense following the adoption of Financial Accounting Standards Board (“FASB”) Staff Position Emerging Issues Task Force (“EITF”) 00-19-2.

Income Tax Expense

	For the Years Ended December 31,
	2006	2005	% Change
	(In millions, except percentages)
Income tax expense	$1.1	$0.0	100.0%
As a percentage of net revenue	4.9%	0.0%

Income tax expense is a result of management’s determination that it is not more likely than not that the deferred tax asset will be utilized.

Recent Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. We are currently evaluating whether SFAS No. 159 will have a material effect on our financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (SAB) No. 108. SAB 108 provides guidance on the consideration of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior year misstatements, on our current year consolidated financial statements. The SEC staff prescribes two approaches to assessing the materiality of misstatements; the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain approach”, which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach, misstatements are deemed material, we are required to adjust our financial statements, including correcting prior year financial statements, even though such correction was and continues to be immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require us to amend previously filed reports, rather such corrections may be made the next time we file our prior year statements. We did not record, and we do not anticipate any adjustments resulting form the application of SAB 108.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies in those instances where other accounting pronouncements that require or permit fair value measurements, the board of directors having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. We are required to adopt SFAS 157 no later than the fiscal year beginning after November 15, 2007. We are currently evaluating the impact, if any, this pronouncement will have on the financial statements.

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We will adopt Interpretation 48 during fiscal year 2007. We don’t anticipate that the adoption of Interpretation 48 will have a material effect on our financial position, results of operations or cash flows.

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (SFAS No. 43). EITF 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in SFAS 43. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. The provisions of the EITF are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment approach upon adoption. We are currently evaluating the impact, if any, that the adoption of this EITF will have on our financial statements.

In June 2006, Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)”. EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. We are required to adopt EITF 06-03 no later than interim and annual reporting periods beginning after December 15, 2006. We do not believe EITF 06-03 will have a material effect on our future consolidated financial statements.

On February 16, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Instruments”, which amends SFAS No. 133, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard in 2007 to have a material impact on our financial position, results of operations or cash flows.

Liquidity and Capital Resources

Cash Flows

Our largest source of operating cash flows is cash collections from our customers for purchases of products and subscription, maintenance and technical support. Our standard payment terms for both license and support invoices are net 30 days from the date of invoice. The recurring revenue subscription portion of the business is a mainstay of the cash flow we generate. Our primary uses of cash for operating activities include personnel and facilities related expenditures and technology costs as well as costs associated with outside support and services.

Cash flows used by operations for the year ended December 31, 2006, were $5.0 million compared to $1.0 million for the same period in 2005. The use of cash was primarily due to the period operating loss, a reversal in the warrant liability of $2.6 million, increases in deferred revenue of $1.6 million, increase in accounts payable of $1.3 million and the change in the valuation allowance on deferred tax assets of $1.1 million.

Cash flows used for investing activities consist primarily of a purchase of a business for $6.3 million and purchases of equipment for $0.6 million. Cash flows used in investing activities for the year ended December 31, 2006, and 2005 for a purchase of Singlefin, and purchases of property, equipment, and intangible assets, were $6.9 million and $0.1 million, respectively.

Cash flows provided by financing activities for the year ended December 31, 2006, consisted primarily of the $17.5 million release of funds from trust as a result of the merger, net of the disbursement for the conversion of common stock of $4.2 million, net disbursement to repay debt of $0.7 million, net decrease in line of credit of $0.6 million and disbursements for and receipts from other financing activities that net to $0.6 million.

For the year ended December 31, 2006, the net increase in cash was $4.8 million compared to a net decrease in cash of $0.5 million for the comparable period in 2005.

Credit Facility

During 2001, we entered into a short-term credit facility with Camel Financial, Inc. in the amount of $0.5 million. During 2003, the short-term credit facility was renewed and increased to $1.3 million. The credit facility automatically renews every six months. The line of credit provides for advances of up to 80% of eligible accounts receivable. Eligible accounts receivable are determined solely by the finance company. Interest is payable monthly at 1.5% per month (18% per annum). The agreement provides a provision for a 1% annual renewal fee and a 1% per annum charge for the daily average unused portion of the line. The agreement may be terminated without penalty but requires thirty days notice. The line of credit is secured by all of our assets and all of the assets acquired during the term of the agreement. We are required to apply all accounts receivable proceeds against the outstanding line of credit balance upon receipt. There was $0.3 and $0.9 million outstanding at December 31, 2006 and December 31, 2005, respectively.

Bridge Loan

The Broomfield Family Trust, an affiliate of Scott Broomfield, a member of our board of directors and former officer of ours, and BeeBird Beheer B.V., an affiliate of Bart van Hedel a member of our board of directors, made available $125,000 and $375,000, respectively, to us, as a bridge loan pursuant to secured promissory notes. Amounts borrowed under the notes were due on November 25, 2006, and bore interest at 12%. In connection with the execution of the notes, the Broomfield Family Trust and BeeBird Beheer B.V. received warrants for an aggregate of 10,491 shares of our common stock exercisable at a price equal to the last reported sale price on the day prior to the maturity date of the notes on the primary market on which the shares of our common stock are traded. These notes were secured by a lien on substantially all of our assets, subject to the lien of our existing senior lender. The promissory notes have been paid in full as of December 31, 2006.

Contractual Commitments

The following table is a summary of the contractual lease commitments for operating facilities and certain equipment under non-cancelable operating leases with various expiration dates through July 2011. Future minimum payments as of December 31, 2006 are as follows:

Year Ending December 31,
2007	1,182,298
2008	1,163,677
2009	1,202,787
2010	1,243,264
2011	4,025

Total	$4,796,051

Losses from Operations—Liquidity

At December 31, 2006, the Company’s current liabilities exceeded the Company’s current assets by approximately $8.6 million and had a stockholders’ deficit of approximately $1.2 million. The Company expects sufficient cash flows from operations during 2007, along with its available line of credit financing, to cover the anticipated 2007 operating expenses. The Company’s expenses consist primarily of variable costs such as payroll and related expenses that can be modified to meet its operating needs. In addition, approximately $11.9 million of the current liability balance at December 31, 2006 consists of deferred revenues, which represents amounts that will be amortized into revenue over time, as they are earned. While there are costs that will be incurred as these revenues are earned, management believes these costs are far less than the approximately $11.9 million recorded as a current liability or the approximately $17.7 million recorded as a liability in total.

However, while the likelihood of a liquidity crisis is considered remote, should one occur there are no guarantees that the Company would obtain sufficient cash from outside sources on a timely basis. Management does not believe the situation represents a significant risk to the Company.

Off-Balance Sheet Arrangements

Except for the commitments arising from our operating leases arrangements disclosed in the preceding section, we have no other off-balance sheet arrangements that are reasonably likely to have a material effect on our financial statements.

Subsequent Events

In the normal course of business, we are occasionally named as a defendant in various lawsuits. On April 13, 2006, eSoft, Inc. filed Civil Action No. 00697-EWN-MJW in the U.S. District Court in Denver, Colorado alleging infringement of U.S. Patent No. 6,961,773 by one of our former subsidiaries. In connection with this proceeding, we filed a counter claim against the plaintiff alleging infringement of U.S. Patent No. 5,557,747. In February 2007, we paid a settlement for an undisclosed amount in our lawsuit with eSoft, Inc. In addition, we have agreed to a cross license of patent rights. We have accrued for all outstanding costs related to the litigation.

In March 2007, Arthur Budman a shareholder in the Company, filed a lawsuit against the Company and the Chief Financial Officer (CFO) in the Superior Court of the State of California, San Diego County, seeking monetary damages arising from the alleged negligence of the CFO in connection with communications regarding the terms of the merger of Old St. Bernard Software, Inc. and Sand Hill IT. It is the opinion of management that the outcome of any pending lawsuits will not materially affect the operations, the financial position or cash flows of the Company.

On January 29, 2007, pursuant to the terms of an Asset Sale and License Agreement effective as of January 4, 2007 with Shavlik Technologies, LLC, we assigned and sold our UpdateEXPERT and

UpdateEXPERT Premium software applications and related customer and end user license agreements, software, programming interfaces and other intellectual property rights and contracts for an aggregate purchase price of $1,200,000 plus 45% of any maintenance renewal fees collected by Shavlik in excess of $1,200,000 for renewals invoiced by Shavlik between February 1, 2007 and January 31, 2008.

On January 3, 2007, our board of directors approved an amendment to certain stock option grants made by us to certain of our employees and directors between July 14, 2006 and December 4, 2006, reducing the exercise price of the amended option grants to the closing fair market price of our stock on January 11, 2007. The intention of our board of directors in approving the amendment is to reestablish the incentive and retentive value of the amended stock options for the affected employees and directors, as the relevant options had been left significantly “out-of-the-money” due to recent declines in the price of our common stock. A substantial majority of the options that will be amended were granted to new executives and employees that joined us after the merger in July 2006. The reason for delaying the determination of the new exercise price for the amended option grants until January 11, 2007, was to enable the market to absorb the information before setting the new exercise price. The amendment affects options to purchase a total of up to 1,071,039 shares of our common stock, including options granted to the executive officers and directors listed in the table below. We expect incremental compensation expenses in relation to the amended stock option grants to total approximately $283,000.

Name	Position	Original Option Grant Date	Shares Underlying the Option
Vincent Rossi	Chief Executive Officer	July 28, 2006	480,000

Al Riedler	Chief Financial Officer	July 14, 2006	20,980

Bradford Weller	Chief Legal Officer	July 28, 2006	50,000

Louis Ryan	Director	September 7, 2006	50,000

Richard Arnold	Director	September 7, 2006	50,000

Troy Sexton-Getty	General Manager—Live Prism	November 15, 2006	150,000

			800,980

Forward-Looking Statements

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to predict accurately or over which we have no control.

Certain statements contained in this report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this interim report could differ materially from those stated in such forward-looking statements due to various factors, including but not limited to, the fact that we derive a majority of our license revenue from sales of a few product lines, our ability to manage our direct sales and OEM distribution channels effectively, risks associated with the our international sales and operations, our ability to successfully promote awareness of the need for our products and of our brand, risks associated with the IT security industry and those other risks and uncertainties detailed in filings with the Securities and Exchange Commission, including this Annual Report on Form 10-KSB. In addition to those risks is the risk that we may not be successful in our efforts to integrate acquisitions. Our failure to manage risks associated with acquisitions could harm the business. A component of our business strategy is to enter new markets and to expand our presence in existing markets by acquiring complementary technologies that allow us to increase our product offerings, augment our distribution channels, expand our market opportunities or broaden our customer base. For example, we acquired Singlefin in October 2006. Acquisitions involve a number of risks, including:

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

The foregoing discussion should be read in conjunction with our consolidate financial statements and related notes thereto included elsewhere in this Form 10-KSB.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-KSB.

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

Item 7.	FINANCIAL STATEMENTS

The full text of our audited consolidated financial statements for the fiscal years ended December 31, 2006 and 2005 begin on F-1 of this report.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

None.

Item 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

As of December 31, 2006, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Internal Control over Financial Reporting

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 8B.	OTHER INFORMATION

None.

Item 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 9 of Form 10-KSB is incorporated by reference to the information under the captions “Election of Directors” and “Affiliate Transactions and Relationships” in our Proxy Statement, which will be filed with the SEC within 120 days after the end of the Registrant’s fiscal year.

Item 10.	EXECUTIVE COMPENSATION

The information required by Item 10 of Form 10-KSB is incorporated by reference to the information under the caption “Executive Compensation” in our Proxy Statement, which will be filed with the SEC within 120 days after the end of the Registrant’s fiscal year.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 11 of Form 10-KSB is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, which will be filed with the SEC within 120 days after the end of the Registrant’s fiscal year.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 of Form 10-KSB is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” in our Proxy Statement, which will be filed with the SEC within 120 days after the end of the Registrant’s fiscal year.

Item 13.	EXHIBITS

2.1	Agreement and Plan of Merger dated October 26, 2005, by and among Sand Hill IT Security Acquisition Corp., Sand Hill Merger Corp. and St. Bernard Software, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

2.2	Amendment to Agreement and Plan of Merger by and among Sand Hill IT Security Acquisition Corp., Sand Hill Merger Corp. and St. Bernard Software, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

2.3	Amendment to Agreement and Plan of Merger by and among Sand Hill IT Security Acquisition Corp., Sand Hill Merger Corp. and St. Bernard Software, Inc. (incorporated herein by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

2.4	Agreement and Plan of Merger and Reorganization dated as of October 3, 2006, by and among St. Bernard Software, Inc., AgaveOne Acquisition Corp., Singlefin Acquisition, LLC, AgaveOne, Inc. (d/b/a Singelfin) and Jake Jacoby (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2006).

2.5	Amendment to Agreement and Plan of Merger and Reorganization dated as of October 16, 2006, by and among St. Bernard Software, Inc., AgaveOne Acquisition Corp., Singlefin Acquisition, LLC, AgaveOne, Inc. (d/b/a Singlefin) and Jake Jacoby (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2006).

2.6	Asset Sale and License Agreement dated as of January 4, 2007, by and between St. Bernard Software, Inc. and Shavlik Technologies, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2007).

3.1	Amended and Restated Certificate of Incorporation of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

3.2	Amended and Restated Bylaws of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.)

4.1	Specimen Unit Certificate of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 4.1 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-114861) filed with the Securities and Exchange Commission on June 23, 2004).

4.2	Specimen Common Stock Certificate of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.)

4.3	Specimen Warrant Certificate of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 4.3 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-114861) filed with the Securities and Exchange Commission on June 23, 2004).

4.4	Unit Purchase Option No. UPO-2 dated July 30, 2004, granted to Newbridge Securities Corporation (incorporated herein by reference to Exhibit 4.4.1 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.5	Unit Purchase Option No. UPO-3 dated July 30, 2004, granted to James E. Hosch (incorporated herein by reference to Exhibit 4.4.2 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.6	Unit Purchase Option No. UPO-4 dated July 30, 2004, granted to Maxim Group, LLC (incorporated herein by reference to Exhibit 4.4.3 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.7	Unit Purchase Option No. UPO-5 dated July 30, 2004, granted to Broadband Capital Management, LLC (incorporated herein by reference to Exhibit 4.4.4 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.8	Unit Purchase Option No. UPO-6 dated July 30, 2004, granted toI-Bankers Securities Incorporated (incorporated herein by reference to Exhibit 4.4.5 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.1	Letter Agreement among St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.), Newbridge Securities and I-Bankers Securities Incorporated and Humphrey P. Polanen (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.2	Letter Agreement among St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.), Newbridge Securities and I-Bankers Securities Incorporated and Cary M. Grossman (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.3	Letter Agreement among St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.), Newbridge Securities and I-Bankers Securities Incorporated and Daniel J. Johnson (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.4	Letter Agreement among St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.), Newbridge Securities and I-Bankers Securities Incorporated and Keith A. Walz (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.5	Letter Agreement among St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.), Newbridge Securities and I-Bankers Securities Incorporated and Scott Broomfield (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.6	Letter Agreement among St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.), Newbridge Securities and I-Bankers Securities Incorporated and Alberto Micalizzi (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.7	Investment Management Trust Agreement between American Stock Transfer & Trust Company and St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.8	Stock Escrow Agreement between St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.), American Stock Transfer & Trust Company and the Initial Stockholders (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.9	Registration Rights Agreement among St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) and the Initial Stockholders (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.10	Letter Agreement between Sand Hill LLC and St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) regarding administrative support (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.11	Revolving Credit Agreement in the principle amount of $60,000 between St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) and Sand Hill Security, LLC (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.12	Warrant Purchase Agreement among Humphrey P. Polanen and Newbridge Securities Corporation and I-Bankers Securities Incorporated (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-114861) filed with the Securities and Exchange Commission on April 26, 2004.)

10.13	Form of Escrow Agreement by and among St. Bernard Software, Inc., Sand Hill IT Security Acquisition Corp., the Stockholders’ Representative and the Parent Indemnified Parties’ Representative (incorporated herein by reference to Exhibit E of Exhibit 2.1 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

10.14	Promissory Note, dated March 15, 2006, in the original principal amount of $25,000 made by Sand Hill Security Acquisition Corp. payable to the order of the Broomfield Family Trust (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.15	Promissory Note, dated March 15, 2006, in the original principal amount of $20,000 made by Sand Hill Security Acquisition Corp. payable to the order of Sand Hill Security, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.16	Promissory Note, dated April 30, 2006, in the original principal amount of $10,000 made by Sand Hill Security Acquisition Corp. payable to the order of Sand Hill Security Acquisition Corp. payable to the order of Humphrey P. Polanen (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

10.17*	St. Bernard Software, Inc. 1992 Stock Option Plan (incorporated herein by reference to Annex C to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

10.18*	St. Bernard Software, Inc. 2000 Stock Option Plan (incorporated herein by reference to Annex D to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

10.19*	St. Bernard Software, Inc. 2005 Stock Option Plan (incorporated herein by reference to Annex E to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

10.20*	AgaveOne, Inc. (dba Singlefin) 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 28, 2006).

10.21*	St. Bernard Software, Inc. 2006 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2006).

10.22*	St. Bernard Software, Inc. 2006 Recruitment Equity incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2006).

10.23	Loan and Security Agreement, by and between St. Bernard Software, Inc. and Camel Financial, Inc. (incorporated herein by reference to Exhibit 10.24 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 17, 2006).

10.24	Secured Promissory Note, dated May 25, 2006, in the original principal amount of $375,000 made by St. Bernard Software, Inc. payable to the order of BeeBird Beheer B.V., with form of warrant attached (incorporated herein by reference to Exhibit 10.25.1 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

10.25	Secured Promissory Note, dated May 25, 2006, in the original principal amount of $125,000 made by St. Bernard Software, Inc. payable to the order of Broomfield Family Trust, with form of warrant attached (incorporated herein by reference to Exhibit 10.25.2 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

10.26*	Separation Agreement and Release between St. Bernard Software, Inc. and John E. Jones executed November 3, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2006).

10.27*	Letter Agreement between St. Bernard Software, Inc. and Vincent Rossi dated July 18, 2006.

10.28*	Letter Agreement between St. Bernard Software, Inc. and Alfred F. Riedler dated October 23, 2000.

10.29*	Letter Agreement between St. Bernard Software, Inc. and Bradford Weller dated June 8, 2006.

10.30*	Letter Agreement between St. Bernard Software, Inc. and Steve Yin dated October 23, 2004.

10.31*	Letter Agreement between St. Bernard Software, Inc. and Troy Saxton-Getty dated October 2, 2006.

14.1	Code of Business Conduct and Ethics adopted September 7, 2006

21.1	Subsidiaries of St. Bernard Software, Inc.

23.1	Consent of Mayer Hoffman McCann P.C.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-KSB is incorporated by reference to the information under the caption “Audit Fees” in our Proxy Statement, which we will file with the SEC within 120 days after the end of fiscal 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. BERNARD SOFTWARE, INC.

Dated April 2, 2007	By:	/s/ VINCENT ROSSI
Vincent Rossi Chief Executive Officer

Dated April 2, 2007	By:	/s/ ALFRED F. RIEDLER
Alfred F. Riedler Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ HUMPHREY P. POLANEN Humphrey P. Polanen	Director and Chairman of the Board	April 2, 2007

/s/ VINCENT ROSS Vincent Ross	Director	April 2, 2007

/s/ SCOTT R. BROOMFIELD Scott R. Broomfield	Director	April 2, 2007

/s/ BART A.M. VAN HEDEL Bart A.M. Van Hedel	Director	April 2, 2007

/s/ MEL S. LAVITT Mel S. Lavitt	Director	April 2, 2007

/s/ LOUIS E. RYAN Louis E. Ryan	Director	April 2, 2007

/s/ RICH ARNOLD Rich Arnold	Director	April 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

St. Bernard Software, Inc.

We have audited the accompanying consolidated balance sheets of St. Bernard Software, Inc. and Subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ MAYER HOFFMAN MCCANN P.C.

San Diego, California

April 2, 2007

S t Bernard Software, Inc.

and Subsidiary

Consolidated Balance Sheets

	December 31, 2006	December 31, 2005
Assets

Current Assets
Cash and cash equivalents	$4,841,871	$9,211
Accounts receivable—net of allowance for doubtful accounts of $678,000 and $489,000 in 2006 and 2005, respectively	3,964,403	4,460,116
Inventories	729,739	566,897
Prepaid expenses and other current assets	483,840	207,534
Deferred income taxes	—	473,000

Total current assets	10,019,853	5,716,758

Fixed Assets—Net	1,726,050	1,456,989

Other Assets	3,937,848	1,147,279

Goodwill	7,709,212	3,285,319

Deferred Income Taxes	—	586,000

	$23,392,963	$12,192,345

Liabilities and Stockholders’ Deficit

Current Liabilities
Line of credit	$296,410	$940,155
Accounts payable	4,559,323	2,092,218
Accrued compensation expenses	1,525,821	1,239,594
Accrued expenses and other current liabilities	291,718	182,912
Note payable to related party	—	178,322
Current portion of capitalized lease obligations	75,087	39,089
Deferred revenue	11,873,376	10,744,230

Total current liabilities	18,621,735	15,416,520

Capitalized Lease Obligations, Less Current Portion	141,617	4,874

Deferred Revenue	5,842,809	5,326,288

Total liabilities	24,606,161	20,747,682

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.01 par value; 5,000,000 shares authorized and 0 shares issued and outstanding
Common stock, $0.01 par value; 50,000,000 shares authorized and 14,764,251 and 9,733,771 shares issued and outstanding in 2006 and 2005, respectively	147,643	97,339
Additional paid-in capital	38,304,771	20,360,001
Accumulated deficit	(39,665,612)	(29,012,677)

Total stockholders’ deficit	(1,213,198)	(8,555,337)

	$23,392,963	$12,192,345

The accompanying notes are an integral part of these consolidated financial statements.

St Bernard Software, Inc.

and Subsidiary

Consolidated Statements of Operations

Years Ended December 31,	2006	2005
Sales
License	$3,851,434	$6,382,501
Appliance	3,144,118	3,560,611
Subscription	15,562,902	14,042,129

Total Sales	22,558,454	23,985,241

Cost of Sales
License	7,087	32,321
Appliance	2,597,376	3,161,421
Subscription	3,776,562	3,395,970

Total Cost of Sales	6,381,025	6,589,712

Gross Profit	16,177,429	17,395,529

Sales and marketing expenses	11,246,402	10,399,127
Research and development expenses	6,400,698	6,708,099
General and administrative expenses	7,954,651	2,958,021

Loss from Operations	(9,424,322)	(2,669,718)

Other Expense (Income)
Interest expense—net	128,253	262,573
Warrant income	(2,630,400)	—

Total Other Expense (Income)	(2,502,147)	262,573

Loss Before Income Taxes	(6,922,175)	(2,932,291)

Income tax expense	(1,100,360)	(29,152)

Net Loss	$(8,022,535)	$(2,961,443)

Basic and Diluted Loss Per Common Share	$(0.68)	$(0.32)

Weighted Average Shares Outstanding	11,724,974	9,297,170

The accompanying notes are an integral part of these consolidated financial statements.

St Bernard Software, Inc.

and Subsidiary

Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2004	20,859,821	2,085,983	17,153,616	(26,051,234)	(6,811,635)
Purchase of stock and warrants	600,000	60,000	940,000	—	1,000,000
Exercise of stock options	109,632	10,963	10,366	—	21,329
Exercise of warrants	1,627,615	162,762	22,135	—	184,897
Compensation expense	—	—	11,515	—	11,515
Net loss	—	—	—	(2,961,443)	(2,961,443)

Balance at December 31, 2005	23,197,068	$2,319,708	$18,137,632	$(29,012,677)	$(8,555,337)
Adjust par value and shares as a result of Merger	(13,463,297)	(2,222,369)	2,222,369		—

Converted Balance at December 31, 2005 (Note 1)	9,733,771	97,339	20,360,001	(29,012,677)	(8,555,337)

Common stock issued as a result of Merger with Sand Hill	4,333,262	43,332	8,308,887		8,352,219
Merger expenses			(1,316,193)		(1,316,193)
Common stock issued as a result of Merger with AgaveOne	471,288	4,713	1,762,833		1,767,546
Fair value of options assumed as a result of merger			110,442		110,442
Common stock issued for exercise of employee options	187,630	1,876	165,637		167,513
Common stock issued for net exercise of warrants	38,300	383	(383)		—
Compensation expense on stock options			775,747		775,747
Reversal of warrant liability			8,137,800		8,137,800
Reclass of warrant income				(2,630,400)	(2,630,400)
Net loss	—	—	—	(8,022,535)	(8,022,535)

Balance at December 31, 2006	14,764,251	147,643	38,304,771	(39,665,612)	(1,213,198)

The accompanying notes are an integral part of these consolidated financial statements.

St Bernard Software, Inc.

and Subsidiary

Consolidated Statements of Cash Flows

Years ended December 31,	2006	2005
Cash Flows From Operating Activities
Net loss	$(8,022,535)	$(2,961,443)
Adjustments to reconcile net loss to net cash	—
used in operating activities:	—
Depreciation and amortization	764,327	612,375
Provision for bad debts	189,724	144,991
Asset impairment	—	128,931
Compensation expense	775,747	11,515
Noncash interest expense	—	7,033
Noncash warrant income	(2,630,400)	—
Change in valuation allowance of deferred tax asset	1,059,000	—
Increase (decrease) in cash resulting from changes in:	—
Accounts receivable	370,012	(1,402,950)
Inventories	(162,842)	62,343
Prepaid expenses and other current assets	(254,449)	4,707
Accounts payable	1,280,526	(525,306)
Accrued expenses and other current liabilities	54,721	46,435
Deferred revenue	1,645,667	2,870,269

Net cash used in operating activities	(4,930,502)	(1,001,100)

Cash Flows From Investing Activities
Purchase of business	(6,409,926)	—
Purchases of fixed assets	(552,518)	(107,039)

Net cash used in investing activities	(6,962,444)	(107,039)

Cash Flows From Financing Activities
Net proceeds from issuance of common stock related to merger	17,519,732	—
Prepaid merger costs	—	(736,748)
Proceeds from note payable	483,333	—
Proceeds from stock option and warrant exercises	167,513	206,226
Proceeds from the issuance of common stock and warrants	—	1,000,000
Principal payments on capitalized lease obligations	(57,272)	(36,296)
Principal payments on notes payable	(743,955)	—
Net decrease in line of credit	(643,745)	127,441

Net cash provided by financing activities	16,725,606	560,623

Net Increase (Decrease) in Cash and Cash Equivalents	4,832,660	(547,516)
Cash and Cash Equivalents at Beginning of Period	9,211	556,727

Cash and Cash Equivalents at End of Period	$4,841,871	$9,211

Supplemental Disclosures of Cash Flow Information:

Cash paid during the year for:
Interest	$322,626	$245,579
Income taxes	$48,000	$—

During 2006, the Company entered into capitalized lease obligations for the purchase of $230,016 in fixed assets.

During 2006, the Company issued AgaveOne stockholders and an option holder 471,288 shares of common stock, and assumed certain stock options granted by AgaveOne and converted them to options to acquire 47,423 shares of common stock of the Company in connection with the AgaveOne acquisition. In addition, the Company recorded the estimated fair value of options assumed with the acquisition of $110,442.

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

The shares of common stock held by the former stockholders of Old St. Bernard, Inc. were converted into a total of 9,733,771 shares of Sand Hill’s stock or approximately 69.2% of the subsequently outstanding common stock of the combined company.

Upon consummation of the Merger, approximately $22.3 million was released from trust to be used by the combined company. With respect to the business combination, any public stockholder who voted against the Merger could demand that the Company redeem their shares. The per share redemption price was equal to $5.40 per share. After payments of redeemed shares of approximately $4.2 million and costs related to the Merger of approximately $1.3 million the net proceeds received by the Company was approximately $16.8 million. The costs incurred in connection with the Merger were reflected as a reduction to the proceeds as of the effective date of the Merger.

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

These consolidated financial statements are issued under the name of the Parent, but are a continuation of the financial statements of the Company and the comparative information presented is that of the Company. The assets and liabilities of the Company are recognized and measured in these consolidated financial statements at their pre-combination carrying amounts. The retained earnings and other equity balances recognized are the retained earnings and other equity balances of the Company immediately before the business combination. The amount recognized as issued equity instruments in these consolidated financial statements was determined by adding to the issued equity of the Company immediately before the business combination. However, the equity structure appearing in these consolidated financial statements reflects the equity structure of the Parent, including the equity instruments issued by the legal Parent to affect the combination

Effective October 17, 2006, the Company acquired AgaveOne, Inc., a Nevada corporation doing business as Singlefin. Singlefin provides on-demand security and business services to small and medium sized companies, including email filtering, web filtering and instant messaging management as a hosted or on demand service. The aggregate value of the transaction was approximately $8.3 million. See Note 4.

St Bernard Software, Inc.

and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Basis of presentation

The consolidated financial statements include our accounts and those of our subsidiaries. All inter-company balances and transactions have been eliminated in consolidation

Use of estimates

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

Liquidity

At December 31, 2006, the Company’s current liabilities exceeded its current assets by approximately $8.6 million and the Company had a stockholders’ deficit of approximately $1.2 million. In addition the Company continues to make significant investments in new products. The Company expects sufficient cash flows from operation during 2007, along with its available line of credit financing to cover its 2007 operating expenses. The Company’s expenses consist primarily of variable costs such as payroll and related expenses that can be reduced to meet the operating needs of the Company. In addition, approximately $11.9 million of the current liability balance at December 31, 2006 consists of deferred revenues, which represents amounts that will be amortized into revenue over time, as they are earned. While there are costs that will be incurred as these revenues are earned, these costs are far less than the approximately $11.9 million recorded as a current liability or the approximately $17.7 million recorded as a liability in total.

However, while the likelihood of a liquidity crisis is considered remote, should one occur there are no guarantees that the Company would obtain sufficient cash from outside sources on a timely basis. Management does not believe the situation represents a significant risk to the Company.

Fair value of financial instruments

The Company’s financial instruments whose fair value approximates their carrying value due to the short-term nature of the instruments consist of cash, accounts receivable, accounts payable, and accrued expenses. The fair value of the Company’s obligations under its line of credit, capital leases, and note payable to a related party approximates their carrying value as the stated interest rates of these instruments reflect rates which are otherwise currently available to the Company.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents.

Accounts receivable

The Company has established an allowance for doubtful accounts for potential credit losses that are expected to be incurred, based on historical information, customer concentrations, customer solvency, current economic and geographical trends, and changes in customer payment terms and practices, and any changes are adjusted through revenue/deferred revenue. Management has estimated that an allowance of approximately $678,000 and $489,000 for the years ended December 31, 2006 and 2005, respectively, was adequate to cover the potential credit losses.

St Bernard Software, Inc.

and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of computer hardware. At December 31, 2006 and 2005, the Company has provided a reserve for obsolete inventory of approximately $57,000 and $86,000, respectively.

Research and development and capitalized software costs

The Company’s research and development expenses include payroll, employee benefits, stock-based compensation, offshore development and other head-count related costs associated with product development and are expensed as incurred. Research and development costs totaled approximately $6.4 million and $6.7 million in 2006 and 2005, respectively. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. The Company has determined that technological feasibility for its products is reached after beta testing which is shortly before the products are released to manufacturing/operations. Costs incurred after technological feasibility is established are not material, and accordingly, the Company expenses all research and development costs when incurred. The technological feasibility of significant intellectual property that is purchased has been established prior to the acquisition and therefore the cost is capitalized.

Amortization is computed on an individual-product basis using the straight-line method over a useful life ranging from three to six years. Amortization expense related to capitalized software was approximately $197,000 and $90,000 for 2006 and 2005, respectively.

At December 31, 2006 the unamortized balance of capitalized software costs was approximately $2,500,000. Estimated remaining annual amortization of these assets are:

2007	$567,000
2008	$538,000
2009	$500,000
2010	$500,000
2011 and thereafter	$395,000

Fixed assets and depreciation

Property and equipment are carried at cost. Expenditures that extend the life of the asset are capitalized and depreciated. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the lease term. Estimated useful lives of fixed assets range from three to eight years. Depreciation includes amortization expense for assets capitalized under capital leases.

Impairment of long lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, management reviews the Company’s long-lived asset groups, including property and equipment and other intangibles, for impairment and whenever events indicate that their carrying amount may not be recoverable. When management determines that one or more impairment indicators are present for an asset group, it compares the carrying amount of the asset group to net future undiscounted cash

St Bernard Software, Inc.

and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

flows that the asset group is expected to generate. If the carrying amount of the asset group is greater than the net future undiscounted cash flows that the asset group is expected to generate, it would compare the fair value to the book value of the asset group. If the fair value is less than the book value, it would recognize an impairment loss. The impairment loss would be the excess of the carrying amount of the asset group over its fair value.

Goodwill

The Company accounts for goodwill in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142. The Company subjects the goodwill to an annual impairment test. The impairment test consists of a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that reporting unit. The fair value used in this evaluation is based upon discounted future cash flow projections for the reporting unit. Based upon the results of the impairment test, management of the Company has concluded there was no impairment of goodwill at either December 31, 2006 or 2005.

Goodwill arose through business acquisitions made in 2000 and 2006. See Note 1 above and Note 4 below. Goodwill that arose in 2006 was not subject to an impairment test. In accordance with SFAS No. 142, it will be tested for the first time during 2007, and then annually unless events indicate that an impairment test is warranted sooner.

December 31,	2006	2005
Goodwill Internet Products	$3,300,000	$3,300,000
Goodwill AgaveOne	4,400,000	—

	$7,700,000	$3,300,000

Revenue and cost recognition

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-4 and SOP 98-9, and the interpretations of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”.

The Company generates revenue primarily by licensing software and providing related software subscription and support to its customers. The Company’s software arrangements typically include: (i) an end-user license fee paid in exchange for the use of its products in perpetuity, generally based on a specified number of payees; and (ii) a subscription or support arrangement that provides for technical support and product updates, generally over renewable twelve to thirty-six month periods. The Company does not require customers to purchase support and maintenance in conjunction with purchasing a software license.

In accordance with the aforementioned guidance, the Company recognizes revenue when the following criteria are met: (i) persuasive evidence of the customer arrangements exists, (ii) fees are fixed and determinable, (iii) acceptance has occurred, and (iv) collectibility is deemed probable. The Company determines the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately.

The Company recognizes revenue for software licenses at the time of shipment or delivery of the authorization code, provided that all revenue recognition criteria set forth in SOP 97-2 are fulfilled. Revenues from support and subscription agreements are recognized ratably over the term of the support subscription period.

St Bernard Software, Inc.

and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Sales to the Company’s customers include multi-element arrangements that include a delivered element (a software license and an appliance unit) and undelivered elements (such as subscription and support). In these instances, the Company determines if these elements can be separated into multiple units of accounting. The entire fee from the arrangement is allocated to each respective element based on its relative fair value. Revenue for each element is then recognized when revenue recognition criteria for that element is met. If the Company cannot establish fair value for any undelivered element, the Company would be required to recognize revenue for the whole arrangement at the time revenue recognition criteria for the undelivered element is met. Fair value for the delivered software element is based on the value received in transactions in which the software is sold on a stand-alone basis. Fair value for subscription is based on substantive renewal rates. Discounts applied to multiple-element sales are allocated to the elements based upon their respective VSOE of fair value (i.e. the price charged when the same element is sold separately.) If VSOE cannot be established for one element, discounts are applied to the revenue related to the delivered elements. The Company records shipping costs in both revenue and cost of revenue when it bills its customers for shipping. The costs incurred for shipping not billed to customers are reflected in cost of revenue.

The Company nets advanced billing receivable amounts for future unearned maintenance and support renewals against the related amount in deferred revenue until such time as the legal right to collection of the receivable amount has been established.

The Company generally does not grant a right of return to its customers. When a right of return exists, revenue is deferred until the right of return expires, at which time revenue is recognized provided that all other revenue recognition criteria are met.

Probability of collection is assessed on a customer-by-customer basis. The Company’s customers are subjected to a credit review process that evaluates the customers’ financial condition and ability to pay for the Company’s products and services. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, revenue is not recognized until cash is received. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts.

Deferred revenue

Revenues from support and subscription agreements are recognized ratably over the term of the support subscription period. The Company has contracts that extend to 2009. Post contract subscription and support revenues will be recognized over the following periods:

Year Ending December 31,
2007	$11,873,000
2008	3,621,000
2009	2,222,000

Total	$17,716,000

Foreign currency

The functional currency of the Company’s foreign operations is the U.S. dollar. Monetary assets and liabilities of the foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance

St Bernard Software, Inc.

and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

sheet date while nonmonetary items are translated at historical rates. Revenues and expenses are translated at average exchange rates during the period. Remeasurement gains or losses are recognized currently in consolidated operations. For 2006 and 2005, such gains and losses were insignificant.

Stock options

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), “Share-based Payment”, using the modified prospective method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for fiscal year 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based upon the grant date fair value estimated in accordance with SFAS 123R. Prior to the adoption of SFAS 123R on January 1, 2006, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

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

Under the accounting provision of SFAS 123, the effect on the Company’s net income (loss) and net income (loss) per share would have been immaterial for the year ended December 31, 2005. There were 131,355 options granted in the year ended December 31, 2005.

The weighted average fair value of options granted during the year ended December 31, 2006, was calculated using the Black-Scholes option pricing model with the following valuation assumptions: expected volatility 67% to 72%; dividend yield 0%; risk free interest rates ranging from 4.72% to 5.09%; expected life 6.5 years.

Expected Volatility—The volatility factor is based on the weighted average of the historical volatility of a publicly traded surrogate of the Company and the Company’s implied volatility from its traded warrant price.

Dividend Yield—The Company has not, and does not, intend to pay dividends.

Risk-free Interest Rate—The Company applies the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant.

Expected Term in Years—The expected term is based upon management’s consideration of the historical life of options, the vesting period of the option granted and the contractual period of the option granted.

St Bernard Software, Inc.

and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Forfeitures—Stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The Company recognizes stock-based compensation costs on a straight line basis over the requisite service period of the award, which is generally the option vesting term. For the fiscal year ended 2006, total stock-based compensation expense was approximately $776,000. The tax effect was immaterial. See also Note 13.

The following is a summary of stock option activity under the Plans as of December 31, 2006 and changes during fiscal year 2006:

	Number of Shares Outstanding	Weighted Average Exercise Price
Options outstanding at December 31, 2004 (includes 60,000 options granted by the parent)	644,722	$1.21
Granted	131,355	$0.92
Exercised	(46,008)	$0.46
Forfeited	(100,537)	$0.95

Options outstanding at December 31, 2005	629,532	$1.25
Granted	1,859,839	$3.48
Exercised	(187,630)	$0.89
Forfeited	(41,098)	$1.17

Options outstanding at December, 2006	2,260,643	$3.12

Additional information regarding options outstanding as of December 31, 2006 is as follows:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.27	2,518	0.12	$0.27	2,518	$0.27
$0.59	92,286	6.00	$0.59	92,286	$0.59
$0.81	80,153	8.19	$0.81	80,153	$0.81
$1.19	172,771	3.38	$1.19	172,771	$1.19
$1.80	70,000	9.93	$1.80	—	$1.80
$1.90	450,000	9.96	$1.90	—	$1.90
$2.10	20,000	9.92	$2.10	—	$2.10
$2.30	325,321	9.78	$2.30	—	$2.30
$2.55	47,423	2.25	$2.55	47,423	$2.55
$2.98	2,519	8.78	$2.98	2,519	$2.98
$3.71	300,000	9.68	$3.71	—	$3.71
$4.75	60,000	3.08	$4.75	60,000	$4.75
$5.20	103,455	9.53	$5.20	103,455	$5.20
$5.40	534,197	9.55	$5.40	—	$5.40

	2,260,643	8.70	$3.12	561,125	$2.28

St Bernard Software, Inc.

and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Consistent with the adoption of the fair value recognition provisions of SFAS 123R and based upon the Company’s historical experience, the Company has estimated that 156,000 options to buy shares currently unvested will be forfeited.

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2006 was $693,086 and $474,086, respectively. The aggregate intrinsic value represents the total intrinsic value, based upon the stock price of $2.30 derived using the value of the stock price at December 31, 2006. The intrinsic value of option exercises for the year ended December 31, 2006 was approximately $371,201.

A summary of the Company’s unvested shares issuable pursuant to options granted under the plan as of December 31, 2006, and changes during the year ended December 31, 2006, were as follows:

	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2005 (includes 30,000 options granted by Parent)	138,568	$1.72
Granted	1,859,839	$3.48
Vested	(271,374)	$2.68
Cancelled/Expired/Forfeited	(27,515)	$1.13

Unvested at December 31, 2006	1,699,518	$3.39

As of December 31, 2006, there was $3,534,439 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the option plans. The cost is expected to be recognized over a weighted average period of 2.73 years.

Warrants

Change in Accounting Principle. Effective October 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements”. As a result the Company changed the manner in which it accounts for the warrants that were issued subject to a registration payment arrangement by Sand Hill during 2004. Pursuant to the FSP which was posted December 21, 2006, the Company now accounts for the registration rights contained in the warrants separately and measures the liability under FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. As a result of the application of transition guidance in the FSP, the Company reported a change in accounting principle through a cumulative-effect adjustment. The warrant liability originally recorded of approximately $8.1 million was transferred to additional paid in capital and retained earnings was adjusted for approximately $2.6 million, which is the difference in the carrying amount of the instrument recorded as a liability immediately prior to the adoption of the FSP and the amount reclassified to equity. The Company has chosen early adoption of this FSP. Pursuant to FASB No. 5, a loss contingency is to be accrued only if it is probable and can be reasonably estimated. The Company has determined that a loss contingency related to the registration requirements in the Warrants is not probable. Under the terms of the warrant agreement, the Company is obligated only to use its best efforts to cause a registration statement to become effective and there are no stated related penalty provisions.

St Bernard Software, Inc.

and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Loss per share

Basic loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding. Diluted loss per share includes the components of basic loss per share and also gives effect to dilutive common stock equivalents. Potentially dilutive common stock equivalents include stock options and warrants. No dilutive effect was calculated for the year ended December 31, 2006 and 2005, respectively, as the Company reported a net loss in each period.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses were approximately $1.6 million for both 2006 and 2005.

Guarantees and warranty obligations

The Company’s customer agreements generally include certain provisions for indemnifying such customers against liabilities if the Company’s products infringe a third party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying financial statements. The Company accrues for warranty expenses as part of its cost of revenue at the time revenue is recognized and maintains an accrual for estimated future warranty obligations based upon the relationship between historical and anticipated warranty costs and revenue volumes. Historically, warranty expenses have not been significant. If actual warranty expenses are greater than those projected, additional obligations and other charges against earnings may be required. If actual warranty expenses are less than projected, prior obligations could be reduced, providing a positive impact on reported results. The Company generally provides a one-year warranty on hardware products and a 60-day warranty on software products.

New accounting standards

On February 15, 2007 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is currently evaluating whether SFAS No. 159 will have a material effect on its financial position, results of operations or cash flows.

St Bernard Software, Inc.

and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (SAB) No. 108. SAB 108 provides guidance on the consideration of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior year misstatements, on our current year consolidated financial statements. The SEC staff prescribes two approaches to assessing the materiality of misstatements; the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain approach”, which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach, misstatements are deemed material, we are required to adjust our financial statements, including correcting prior year financial statements, even though such correction was and continues to be immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require the Company to amend previously filed reports, rather such corrections may be made the next time the Company files its prior year statements. The Company did not record, and does not anticipate any adjustments resulting form the application of SAB 108.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies in those instances where other accounting pronouncements that require or permit fair value measurements, the board of directors having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The Company is required to adopt SFAS 157 no later than the fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact, if any, this pronouncement will have on its financial statements.

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company will adopt Interpretation 48 during fiscal year 2007. The Company does not anticipate that the adoption of Interpretation 48 will have a material effect on its financial position, results of operations or cash flows.

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (SFAS No. 43). EITF 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in SFAS 43. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. The provisions of the EITF are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment approach upon adoption. The Company is currently evaluating the impact, if any, that the adoption of this EITF will have on its financial statements.

St Bernard Software, Inc.

and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

In June 2006, Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)”. EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The Company is required to adopt EITF 06-03 no later than interim and annual reporting periods beginning after December 15, 2006. The Company does not believe EITF 06-03 will have a material effect on its future consolidated financial statements.

On February 16, 2006 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Instruments”, which amends SFAS No. 133, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect our adoption of this new standard in 2007 to have a material impact on its financial position, results of operations or cash flows.

Reclassifications

Certain amounts in the 2005 financial statements have been reclassified to conform with the 2006 classifications. These reclassifications have no effect on reported net income.

2. Fixed Assets

Fixed assets consisted of the following:

December 31,	2006	2005
Computer equipment	$2,965,874	$2,526,058
Computer software	1,530,733	1,222,274
Office furniture	920,877	903,759
Office equipment	270,051	270,051
Leasehold improvements	228,591	211,455

	5,916,126	5,133,597
Less accumulated depreciation and amortization	(4,190,076)	(3,676,608)

	$1,726,050	$1,456,989

Depreciation and amortization expense was approximately $513,000 and $518,000 for 2006 and 2005, respectively.

St Bernard Software, Inc.

and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

3. Other Assets

Other assets consisted of the following:

December 31,	2006	2005
Merger costs—legal and accounting	$—	$736,748
Capitalized software costs, net of amortization	2,500,496	197,187
Customer-related intangible, net of amortization	1,245,833	—
Security deposits	191,519	213,344

	$3,937,848	$1,147,279

Amortization for the customer related intangible is computed using the straight-line method over a useful life of five years. Amortization expense for the customer related intangible was approximately $54,000 for 2006.

At December 31, 2006 the unamortized balance of capitalized software costs and customer related intangible assets were approximately $3,746,000. Estimated remaining annual amortization of customer related intangible assets is:

2007	$260,000
2008	$260,000
2009	$260,000
2010	$260,000
2011 and thereafter	$206,000

4. Goodwill

Associated with the acquisition of AgaveOne and pro forma financials

On October 17, 2006, AgaveOne and St. Bernard entered into a definitive agreement under which AgaveOne, Inc. became a wholly owned subsidiary of St. Bernard in a transaction accounted for using the purchase method. The total estimated purchase price of approximately $8.3 million includes St. Bernard common stock valued at $1.8 million, assumed stock options with a fair value of $110,000, and cash payments to stockholders and creditors of $5.7 million.

Under the terms of the purchase agreement, St. Bernard issued approximately 471,000 shares of common stock based on an exchange ratio of 0.086224 shares of St. Bernard common stock for each outstanding share of AgaveOne common stock as of October 17, 2006. Each AgaveOne, Inc. stockholder that is an accredited investor had the option of receiving either cash or St. Bernard common stock (but not both) in the exchange for all of their shares of AgaveOne, Inc. stock at the closing of the merger. As a condition to closing, stockholders representing at least 50% of the outstanding AgaveOne, Inc. stock must have elected to receive St. Bernard stock in connection with the merger. At the time of the closing, options held by a single AgaveOne, Inc. employee were converted into an option to purchase approximately 47,000 shares of St. Bernard stock. The fair value of the outstanding options was determined using a Black-Scholes valuation model with the following weighted average assumptions: volatility of 67.85%; risk free interest rate of 4.73%; expected life of 4.5 years and dividend yield of zero. The debt and other liabilities paid by St. Bernard were paid at closing or shortly after the closing.

The estimated purchase price and allocation of the estimated purchase price discussed below are subject to adjustment and the final allocation of the purchase price will be based on potential adjustments to intangible assets within twelve months, at the acquisition date.

St Bernard Software, Inc.

and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

The estimated total purchase price of the merger is as follows (in thousands):

Amount
Cash paid to stockholders and creditors	$5,729
Value of St. Bernard stock issues	1,768
Direct transaction costs	181
Employee acquisition cost	268
Cost of options purchased	231
Estimated fair value of options assumed	110

Total estimated purchase price	$8,287

Using the purchase method of accounting, the total estimated purchase price shown in the table above is allocated to AgaveOne, Inc.’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the merger. The management of St. Bernard and AgaveOne, Inc. has allocated the estimated purchase price based on a valuation report prepared by a third party valuation specialist. The Company has not yet completed its evaluation and allocation of the purchase price as the appraisal is not yet complete. The Company does not believe the final appraisal will differ materially from the preliminary allocation recorded in the financial statements. The allocation of the purchase price is as follows (in thousands):

Amount
Net tangible assets and liabilities	$64
Intangibles	3,800
Goodwill	4,423

$8,287

Approximately $4.4 million of the purchase price has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that the management of the combined company determines that the value of the goodwill has become impaired, the combined company will incur an accounting charge for the amount of the impairment during the quarter in which the determination is made.

The following pro forma consolidated information is presented as if the October 2006 acquisition of AgaveOne, Inc occurred on January 1, 2006. The unaudited pro forma consolidated results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisition been in effect in the periods indicated above, or of the future results of operations. The unaudited pro forma consolidated results for the year ended December 31, 2006, are as follows (in thousands):

Amount
Net sales	$22,840
Net loss	$(9,465)

Basic and Diluted Loss per Common Share	(0.81)
Weighted Average Shares Outstanding	11,725

St Bernard Software, Inc.

and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

5. Debt

Line of Credit

The Company has a $1,250,000 line of credit with a finance company that automatically renews every six months. The line of credit provides for advances of up to 80% of eligible accounts receivable. Interest is payable monthly at 1.5% per month (18% per annum). The agreement includes a provision for a 1% annual renewal fee and a 1% per annum charge for the average daily unused portion of the line. The agreement may be terminated without penalty but requires thirty days notice. The line of credit is secured by all of the assets of the Company and all assets acquired by the Company during the term of the agreement. The Company is required to deliver all accounts receivable proceeds to the finance company upon receipt by the Company. As of December 31, 2006, the balance on the line of credit was $296,000.

6. Notes Payable to Related Parties

During 2006 certain affiliates of Sand Hill advanced an aggregate of $45,000 to the Parent to cover expenses related to the Merger described in Note 1 above. The Broomfield Family Trust advanced $25,000 to the Parent and Sand Hill Security, LLC advanced $20,000 to the Parent. The Parent entered into unsecured promissory notes in connection with these loans. The loans accrued interest at a rate of ten percent per annum and were payable on the earlier of the consummation of the Merger described in Note 1 above or July 26, 2006. The loans were paid in full as of August 4, 2006 in connection with the consummation of the Merger. Interest paid in 2006 was $0.

In May of 2006 the Company entered into a loan agreement with a stockholder and a member of the board of directors whereby the Company may borrow up to $375,000 secured by a promissory note. The loan bore interest at the rate of 12% and had a 2% origination fee on each advance. The loan matured in November 2006 and was repaid prior to year end. The loan provided that the Company may re-borrow under the loan without payment of an origination fee on the re-borrowed funds. The loan was secured by a lien on all of the assets of the Company subject to the lien of the company’s existing senior lender. The lender received warrants for 18,750 shares of common stock of the Company for an exercise price equal to the last sales price of the Common Stock before the maturity date of the loan, as defined in the agreement. As a result of the Merger, these warrants were converted into warrants to purchase 7,868 shares of common stock of the Company. The exercise price of these warrants was determined to be $1.85. Interest paid in 2006 was approximately $6,600. At December 31, 2006, the balance on the loan was $0.

In May of 2006 the Company entered into a loan agreement with a third party whereby the Company may borrow up to $125,000 secured by a promissory note. The loan bore interest at the rate of 12% and there was a 2% origination fee on each advance. The loan matured in November 2006 and was repaid prior to year end. The loan provided that the Company may re-borrow under the loan without payment of an origination fee on the re-borrowed funds. The loan was secured by a lien on all of the assets of the Company subject to the lien of the company’s existing senior lender. The lender received warrants for 6,250 shares of common stock of the Company for an exercise price equal to the last sales price of the common stock before the maturity date of the loan, as defined in the agreement. As a result of the Merger, these warrants were converted into warrants to purchase 2,623 shares of common stock of the Company. The exercise price of these warrants was determined to be $1.85. Interest paid in 2006 was approximately $4,560.

During fiscal year 2006, the Company paid off its promissory note with the former chief executive officer. The Company originally owed approximately $178,000. The note was unsecured, bore interest at 18%, and

St Bernard Software, Inc.

and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

required monthly interest only payments until May 2007, at which time all amounts outstanding came due. The Company paid approximately $25,000 of interest to its former chief executive officer for 2006 and $32,100 for 2005.

7. Income Taxes

	Year ended December 31, 2006
	Current	Deferred	Total
Federal	$—	$753,866	$753,866
State	6,600	305,134	311,734
Foreign	34,760		34,760

	$41,360	$1,059,000	$1,100,360

	Year ended December 31, 2005
	Current	Deferred	Total
Federal	$2,430	$—	$2,430
State	1,318	—	1,318
Foreign	25,404	—	25,404

	$29,152	$—	$29,152

Deferred income tax assets and liabilities consist of the following:

December 31,	2006	2005
Allowance for doubtful accounts	$637,000	$195,000
Inventory	23,000	35,000
Fixed assets	(153,000)	68,000
Accrued compensation	179,000	184,000
Deferred revenue	5,063,000	4,800,000
Other	73,000	34,000
Net operating loss carryforwards	5,630,000	2,712,000
Tax credits carryforwards	2,652,000	2,142,000

	14,104,000	10,170,000
Valuation allowance	(14,104,000)	(9,111,000)
Net deferred tax asset	$—	$1,059,000

A reconciliation of the actual income tax benefit recorded to that based upon expected federal tax rates are as follows:

	2006	2005
Expected federal tax benefit	$3,055,000	$1,046,000
Expected state benefit, net of federal tax effect	711,000	404,000
Change in valuation allowance	(4,993,000)	(1,738,000)
Tax credits and other	304,000	294,000
Permanent differences and other	(142,000)	(10,000)
Foreign tax	(35,000)	(25,000)

	$(1,100,000)	$(29,000)

St Bernard Software, Inc.

and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Financial Accounting Standards Board (“FASB”) Statement No. 109 requires that the Company reduce its deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is not more likely than not that all or a portion of a deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. Management has determined that it is not more likely than not that the deferred tax asset will be realized. Accordingly as of December 31, 2006 and 2005, the Company had a valuation allowance of approximately $14.1 million and $9.1 million, respectively.

At December 31, 2006 and 2005, the Company had federal net operating loss carryforwards of approximately $14.2 million and $7.1 million and state net operating loss carryforwards of approximately $13.4 million and $5.3 million, respectively. The federal and state tax net operating loss carryforwards will begin to expire in 2015 and 2010, respectively. Approximately $2.7 million of the Company’s net operating loss carryforwards available for federal tax purposes are subject to annual limitation usage restrictions.

Additionally, at December 31, 2006 the Company has tax credit carryforwards, primarily arising from its research and development activities, available to offset future federal and state income taxes of approximately $1.6 million and $1.5 million, respectively. The federal tax credits expire in 2021 through 2024 and the state research tax credits have no expiration

8. Stockholders’ Deficit

Common stock

In July 2005, the Company obtained approximately $1,000,000 through the offering of 200,000 units to an investor. Each unit consisted of three shares of common stock, as well as a warrant to acquire an additional five shares of common stock at a per share price of $1.25. The warrants expire in December 2008. The common stock and warrants sold provide certain anti-dilution rights to the investor. As a result of the Merger, these warrants were converted into warrants to purchase 419,613 shares of common stock of the Company, at a price of $2.98 per share.

Stock option plans

In 2005, the Company adopted the St. Bernard Software 2005 Stock Option Plan (the “2005 Plan”). Under the 2005 Plan, the Company has the ability to grant options to acquire up to 2,098,061 shares of its common stock to employees and others. In 2006, 187,630 options were exercised for total proceeds of $167,513 and 41,098 options were canceled.

Following the adoption of the 2005 Plan, during 2005 the Company granted options to acquire 86,021 shares of common stock to various employees at a weighted average per share price of $0.81. Subsequent to granting the options, the Company reduced the vesting period of the options to two years. This modification of terms gave rise to a new measurement date for accounting purposes for the options. However, as the Company estimated that only one of the grantees would directly benefit from the option modification due to the short-term nature of the original vesting period and the limited size and employment status of the grantees, compensation expense of approximately $12,000 was recorded in 2005. Because of the merger, no additional compensation will be recorded as a result of this modification.

St Bernard Software, Inc.

and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Warrants

As of December 31, 2006 and 2005, a total of 8,650,104 and 8,708,850 shares of common stock respectively were reserved for issuance for the exercise of warrants at an exercise price of $1.85, $2.98 and $5.00 per share. In 2006, the Company granted 10,491 warrants in connection with loans with an exercise price of $1.85 derived using the value of the stock price on the maturity date of the loans at November 25, 2006. See Note 6. In 2006, 54,550 warrants were exercised and 14,687 were forfeited.

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

9. Employee Benefits

The Company has a qualified 401(k) profit sharing plan (the “Plan”) which covers substantially all employees. Company contributions are discretionary and are generally allocated to Plan participants based on compensation levels. Benefits vest ratably over three years beginning with the employees’ first year of service, with 100% vesting immediately upon death or disability. Vested benefits are paid in the form of a lump sum or annuity upon retirement, death, disability or termination. The Company contributed approximately $352,000 and $351,000 to the Plan in 2006 and 2005, respectively.

10. Related Party Transactions

During fiscal year 2006, the Company paid off its promissory note with a former officer of the Company. See Note 6.

During May 2006 the Company entered into loan agreements with related parties. See Note 6.

A stockholder and former member of the Board of Directors provides legal services to the Company in the ordinary course of business. Therefore, amounts due to this related party’s firm exist throughout the year. Billings from the firm totaled $1,600,000 and $458,000 for the years ended December 31, 2006 and 2005, respectively. Amounts due at December 31, 2006 and 2005 were $580,000 and $193,000, respectively.

The Company presently occupies office space provided by an affiliate of certain officers and directors of the Company. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services.

St Bernard Software, Inc.

and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

11. Commitment and Contingencies

Operating leases

The Company leases its operating facilities and certain equipment under non-cancelable operating leases with various expiration dates through July 2011. Future minimum payments under operating leases are as follows:

Year Ending December 31,
2007	$1,182,298
2008	1,163,677
2009	1,202,787
2010	1,243,264
2011	4,025

Total	$4,796,051

Future minimum lease payments include approximately $48,000 related to a lease for office space in the United Kingdom, which expires in September 2007. The terms of this lease include a cancellation clause whereby the lessor or the lessee may terminate the agreement upon a minimum of six-months written notice. The dollar value of these payments through September 2007 was converted using the value of the British Pound at December 31, 2006. Actual future cash payments may fluctuate with changes in currency exchange rates.

Facilities rent expense totaled approximately $1,213,000 and $1,235,000 in 2006 and 2005, respectively. To the extent the Company’s operating leases provide for escalating rents during the term of the lease, the Company recognizes rent expense on a straight line basis based upon the average monthly contractual lease amount.

Included in other assets at December 31, 2006 and 2005 are security deposits related to leased assets of approximately $141,000 and $177,000, respectively.

Capital leases

The Company leases certain equipment under non-cancelable capital leases, which were included in fixed assets as follows:

December 31,	2006	2005
Software	$72,700	$85,206
Computer equipment	230,016	37,721

	302,716	122,927
Less accumulated depreciation	(49,027)	(54,062)

	$253,689	$68,865

Depreciation expense related to these capitalized lease obligations was approximately $22,000 and $26,000 during 2006 and 2005, respectively.

St Bernard Software, Inc.

and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

Future minimum lease payments are as follows:

December 31,
2007	$97,534
2008	92,532
2009	65,870

Total minimum lease payments	255,936
Amount representing interest	39,232

Present value of minimum lease payments	216,704
Less current portion	(75,087)

Long-term portion	$141,617

Litigation

In the normal course of business, the Company is occasionally named as a defendant in various lawsuits. On April 13, 2006, eSoft, Inc. filed Civil Action No. 00697-EWN-MJW in the U.S. District Court in Denver, Colorado alleging infringement of U.S. Patent No. 6,961,773 by St. Bernard Software, Inc. In connection with this proceeding, the Company filed a counter claim against the plaintiff alleging infringement of U.S. Patent No. 5,557,747. In February 2007, the Company paid a settlement for an undisclosed amount in the lawsuit with eSoft, Inc. In addition, the Company has agreed to a cross license of patent rights. The Company has accrued for all outstanding litigation costs related to the litigation. It is the opinion of management that the outcome of any other pending lawsuits will not materially affect the operations, the financial position, or cash flow of the Company.

In March 2007, Arthur Budman a shareholder in the Company, filed a lawsuit against the Company and the Chief Financial Officer (CFO) in the Superior Court of the State of California, San Diego County, seeking monetary damages arising from the alleged negligence of the CFO in connection with communications regarding the terms of the merger of Old St. Bernard Software, Inc. and Sand Hill IT. It is the opinion of management that the outcome of any pending lawsuits will not materially affect the operations, the financial position or cash flows of the Company.

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

Miscellaneous contingency

In January of 2006, an enterprise wide review of job descriptions and employee classifications was conducted by the company. Based upon current responsibilities, certain exempt /non exempt classifications were updated. Any changes in classifications will be implemented going forward.

St Bernard Software, Inc.

and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

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

12 Concentrations

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Credit risk with respect to accounts receivable is mitigated by the large number of geographically diverse customers.

The Company maintains cash balances at various financial institutions primarily located in the United States and Europe. Accounts at US institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. At times, balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents.

Supplier

During 2006 the Company had a major vendor that accounted for approximately $2.0 million (13.5%) of the Company’s total purchases. At December 31, 2006 and 2005, the amount payable to this vendor was approximately $389,000 and $400,000, respectively. During 2005, the vendor supplied approximately $1.9 million (17.3%) of the Company’s total purchases. While the Company believes other suppliers are available if the vendor unexpectedly stops supplying the product, the Company could experience an interruption in its ability to supply its customers.

Sales and revenue

The Company considers itself to operate within one business segment, Secure Content Management (SCM). For the year ended December 31, 2006 and 2005, approximately 94% and 90% of the Company’s revenue was in North America, the remaining 6% and 10% were disbursed over the rest of the world.

13. Subsequent Events

Asset sale and license agreement

On January 29, 2007, pursuant to the terms of an Asset Sale and License Agreement signed and effective as of January 4, 2007 (the “Agreement”), by and between St. Bernard Software, Inc., a Delaware corporation (“St. Bernard”), and Shavlik Technologies, LLC (“Shavlik”), St. Bernard assigned and sold to Shavlik St. Bernard’s UpdateEXPERT and Update EXPERT Premium software applications and related customer and end user license agreements, software, programming interfaces and other intellectual property rights and contracts for an aggregate purchase price of $1.2 million plus 45% of any maintenance renewal fees collected by Shavlik in excess of $1.2 million for renewals invoiced by Shavlik between February 1, 2007 and January 31, 2008 (the

St Bernard Software, Inc.

and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

“Asset Sale”). As a result of the sale, the Company realized a gain of approximately $3.6 million in January 2007, primarily due to the immediate recognition of previously unrecognized deferred revenue.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has classified the identifiable assets and liabilities of the UpdateEXPERT and UpdateEXPERT Premium product group as held for sale as of December 31, 2006.

The carrying amounts of the disposal group are not separately presented on the face of the balance sheet. The carrying amounts of the major classes of assets and liabilities included as part of the disposal group are summarized below as follows:

Current portion of deferred revenue	$1,921,641
Long term portion of deferred revenue	691,801

Total carrying amount of the UpdateEXPERT and UpdateEXPERT Premium disposal group	$2,613,442

Amendment to Recent Stock Option Grants

On January 3, 2007, the Board of Directors of St. Bernard approved an amendment to certain stock option grants made by St. Bernard to certain St. Bernard employees and directors between July 14, 2006 and December 4, 2006, reducing the exercise price of the amended option grants to the closing fair market price of St. Bernard common stock on January 11, 2007. The intention of St. Bernard’s Board of Directors in approving the amendment is to reestablish the incentive and retentive value of the amended stock options for the affected employees and directors, as the relevant options had been left significantly “out-of-the-money” due to recent declines in the price of St. Bernard common stock. A substantial majority of the options that will be amended were granted to new executives and employees that joined St. Bernard after the merger with Sand Hill IT Security Acquisition Corp. in July 2006. The reason for delaying the determination of the new exercise price for the amended option grants until January 11, 2007 is to enable the market to absorb the information before setting the new exercise price. The amendment affects options to purchase a total of up to 1,071,039 shares of the Company’s common stock, including options granted to the executive officers and directors of the Company. The Company expects incremental compensation expenses in relation to the amended stock option grants to total approximately $283,000.

Name	Position	Original Option Grant Date	Shares Underlying the Option
Vincent Rossi	Chief Executive Officer	July 28, 2006	480,000
Al Riedler	Chief Financial Officer	July 14, 2006	20,980
Bradford Weller	Chief Legal Officer	July 28, 2006	50,000
Louis Ryan	Director	September 7, 2006	50,000
Richard Arnold	Director	September 7, 2006	50,000
Troy Sexton-Getty	General Manager—Live Prism	November 15, 2006	150,000

			800,980

2.1	Agreement and Plan of Merger dated October 26, 2005, by and among Sand Hill IT Security Acquisition Corp., Sand Hill Merger Corp. and St. Bernard Software, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

2.2	Amendment to Agreement and Plan of Merger by and among Sand Hill IT Security Acquisition Corp., Sand Hill Merger Corp. and St. Bernard Software, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

2.3	Amendment to Agreement and Plan of Merger by and among Sand Hill IT Security Acquisition Corp., Sand Hill Merger Corp. and St. Bernard Software, Inc. (incorporated herein by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

2.4	Agreement and Plan of Merger and Reorganization dated as of October 3, 2006, by and among St. Bernard Software, Inc., AgaveOne Acquisition Corp., Singlefin Acquisition, LLC, AgaveOne, Inc. (d/b/a Singelfin) and Jake Jacoby (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2006).

2.5	Amendment to Agreement and Plan of Merger and Reorganization dated as of October 16, 2006, by and among St. Bernard Software, Inc., AgaveOne Acquisition Corp., Singlefin Acquisition, LLC, AgaveOne, Inc. (d/b/a Singlefin) and Jake Jacoby (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2006).

2.6	Asset Sale and License Agreement dated as of January 4, 2007, by and between St. Bernard Software, Inc. and Shavlik Technologies, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2007).

3.1	Amended and Restated Certificate of Incorporation of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

3.2	Amended and Restated Bylaws of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.)

4.1	Specimen Unit Certificate of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 4.1 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-114861) filed with the Securities and Exchange Commission on June 23, 2004).

4.2	Specimen Common Stock Certificate of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.)

4.3	Specimen Warrant Certificate of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 4.3 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-114861) filed with the Securities and Exchange Commission on June 23, 2004).

4.4	Unit Purchase Option No. UPO-2 dated July 30, 2004, granted to Newbridge Securities Corporation (incorporated herein by reference to Exhibit 4.4.1 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.5	Unit Purchase Option No. UPO-3 dated July 30, 2004, granted to James E. Hosch (incorporated herein by reference to Exhibit 4.4.2 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.6	Unit Purchase Option No. UPO-4 dated July 30, 2004, granted to Maxim Group, LLC (incorporated herein by reference to Exhibit 4.4.3 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.7	Unit Purchase Option No. UPO-5 dated July 30, 2004, granted to Broadband Capital Management, LLC (incorporated herein by reference to Exhibit 4.4.4 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.8	Unit Purchase Option No. UPO-6 dated July 30, 2004, granted toI-Bankers Securities Incorporated (incorporated herein by reference to Exhibit 4.4.5 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.1	Letter Agreement among St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.), Newbridge Securities and I-Bankers Securities Incorporated and Humphrey P. Polanen (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.2	Letter Agreement among St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.), Newbridge Securities and I-Bankers Securities Incorporated and Cary M. Grossman (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.3	Letter Agreement among St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.), Newbridge Securities and I-Bankers Securities Incorporated and Daniel J. Johnson (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.4	Letter Agreement among St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.), Newbridge Securities and I-Bankers Securities Incorporated and Keith A. Walz (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.5	Letter Agreement among St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.), Newbridge Securities and I-Bankers Securities Incorporated and Scott Broomfield (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.6	Letter Agreement among St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.), Newbridge Securities and I-Bankers Securities Incorporated and Alberto Micalizzi (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.7	Investment Management Trust Agreement between American Stock Transfer & Trust Company and St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.8	Stock Escrow Agreement between St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.), American Stock Transfer & Trust Company and the Initial Stockholders (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.9	Registration Rights Agreement among St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) and the Initial Stockholders (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.10	Letter Agreement between Sand Hill LLC and St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) regarding administrative support (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.11	Revolving Credit Agreement in the principle amount of $60,000 between St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) and Sand Hill Security, LLC (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.12	Warrant Purchase Agreement among Humphrey P. Polanen and Newbridge Securities Corporation and I-Bankers Securities Incorporated (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-114861) filed with the Securities and Exchange Commission on April 26, 2004.)

10.13	Form of Escrow Agreement by and among St. Bernard Software, Inc., Sand Hill IT Security Acquisition Corp., the Stockholders’ Representative and the Parent Indemnified Parties’ Representative (incorporated herein by reference to Exhibit E of Exhibit 2.1 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

10.14	Promissory Note, dated March 15, 2006, in the original principal amount of $25,000 made by Sand Hill Security Acquisition Corp. payable to the order of the Broomfield Family Trust (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.15	Promissory Note, dated March 15, 2006, in the original principal amount of $20,000 made by Sand Hill Security Acquisition Corp. payable to the order of Sand Hill Security, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.16	Promissory Note, dated April 30, 2006, in the original principal amount of $10,000 made by Sand Hill Security Acquisition Corp. payable to the order of Sand Hill Security Acquisition Corp. payable to the order of Humphrey P. Polanen (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

10.17*	St. Bernard Software, Inc. 1992 Stock Option Plan (incorporated herein by reference to Annex C to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

10.18*	St. Bernard Software, Inc. 2000 Stock Option Plan (incorporated herein by reference to Annex D to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

10.19*	St. Bernard Software, Inc. 2005 Stock Option Plan (incorporated herein by reference to Annex E to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

10.20*	AgaveOne, Inc. (dba Singlefin) 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 28, 2006).

10.21*	St. Bernard Software, Inc. 2006 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2006).

10.22*	St. Bernard Software, Inc. 2006 Recruitment Equity incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2006).

10.23	Loan and Security Agreement, by and between St. Bernard Software, Inc. and Camel Financial, Inc. (incorporated herein by reference to Exhibit 10.24 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 17, 2006).

10.24	Secured Promissory Note, dated May 25, 2006, in the original principal amount of $375,000 made by St. Bernard Software, Inc. payable to the order of BeeBird Beheer B.V., with form of warrant attached (incorporated herein by reference to Exhibit 10.25.1 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

10.25	Secured Promissory Note, dated May 25, 2006, in the original principal amount of $125,000 made by St. Bernard Software, Inc. payable to the order of Broomfield Family Trust, with form of warrant attached (incorporated herein by reference to Exhibit 10.25.2 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

10.26*	Separation Agreement and Release between St. Bernard Software, Inc. and John E. Jones executed November 3, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2006).

10.27*	Letter Agreement between St. Bernard Software, Inc. and Vincent Rossi dated July 18, 2006.

10.28*	Letter Agreement between St. Bernard Software, Inc. and Alfred F. Riedler dated October 23, 2000.

10.29*	Letter Agreement between St. Bernard Software, Inc. and Bradford Weller dated June 8, 2006.

10.30*	Letter Agreement between St. Bernard Software, Inc. and Steve Yin dated October 23, 2004.

10.31*	Letter Agreement between St. Bernard Software, Inc. and Troy Saxton-Getty dated October 2, 2006.

14.1	Code of Business Conduct and Ethics adopted September 7, 2006

21.1	Subsidiaries of St. Bernard Software, Inc.

23.1	Consent of Mayer Hoffman McCann P.C.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement