Form 10QSB
period 2007-03-31
ST. BERNARD SOFTWARE, INC.
filed 2007-05-15
CIK 1288496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 11, 2007 there were 14,809,201 shares of the registrant’s common stock outstanding.

ST. BERNARD SOFTWARE, INC.

For the Quarter Ended March 31, 2007

Form 10-QSB

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

St. Bernard Software, Inc.

and Subsidiaries

Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$1,157,819	$4,841,871
Accounts receivable - net of allowance for doubtful accounts of $747,000 and $678,000 at March 31, 2007 and December 31, 2006, respectively	3,330,492	3,964,403
Inventories	655,357	729,739
Prepaid expenses and other current assets	450,021	483,840

Total current assets	5,593,689	10,019,853

Fixed Assets - Net	1,870,682	1,726,050

Other Assets	3,736,732	3,937,848

Goodwill	7,775,027	7,709,212

Deferred Income Taxes	—	—

	$18,976,130	$23,392,963

Liabilities and Stockholders’ Deficit

Current Liabilities
Line of credit	$227,185	$296,410
Accounts payable	3,256,748	4,559,323
Accrued compensation expenses	1,542,764	1,525,821
Accrued expenses and other current liabilities	323,537	291,718
Current portion of capitalized lease obligations	119,262	75,087
Deferred revenue	10,005,068	11,873,376

Total current liabilities	15,474,564	18,621,735

Capitalized Lease Obligations, Less Current Portion	232,236	141,617

Deferred Revenue	5,127,012	5,842,809

Total liabilities	20,833,812	24,606,161

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.01 par value; 5,000,000 shares authorized and 0 shares issued and outstanding
Common stock, $0.01 par value; 50,000,000 shares authorized and 14,809,201 and 14,764,251 shares issued and outstanding in 2007 and 2006, respectively	148,092	147,643
Additional paid-in capital	38,594,477	38,304,771
Accumulated deficit	(40,600,251)	(39,665,612)

Total stockholders’ deficit	(1,857,682)	(1,213,198)

	$18,976,130	$23,392,963

The accompanying notes are an integral part of these consolidated financial statements.

St Bernard Software, Inc.

and Subsidiaries

Unaudited Consolidated Statements of Operations

	Three months ended March 31,
	2007	2006
Sales
License	$855,645	$884,395
Appliance	745,271	623,200
Subscription	3,772,317	3,761,009

Total Sales	5,373,233	5,268,604

Cost of Sales

License	32,317	8,693
Appliance	558,009	380,205
Subscription	1,057,639	963,144

Total Cost of Sales	1,647,965	1,352,042

Gross Profit	3,725,268	3,916,562

Sales and marketing expenses	4,059,605	2,564,330
Research and development expenses	1,877,602	1,595,364
General and administrative expenses	2,419,991	927,775

Loss from Operations	(4,631,930)	(1,170,907)

Other Expense (Income)
Interest expense - net	12,899	80,464
Gain on sale of UpdateExpert	(3,714,425)	—

Total Other Expense (Income)	(3,701,526)	80,464

Loss Before Income Taxes	(930,404)	(1,251,371)

Income tax expense	(4,235)	—

Net Loss	$(934,639)	$(1,251,371)

Basic and Diluted Loss Per Common Share	$(0.06)	$(0.13)

Weighted Average Shares Outstanding	14,794,863	9,747,760

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.

and Subsidiaries

Unaudited Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2006	14,764,251	$147,643	$38,304,771	$(39,665,612)	$(1,213,198)
Common stock issued for exercise of employee options	44,950	449	29,595		30,044
Compensation expense on stock options	—	—	260,111		260,111
Net loss	—	—	—	(934,639)	(934,639)

Balance at March 31, 2007	14,809,201	$148,092	$38,594,477	$(40,600,251)	$(1,857,682)

The accompanying notes are an integral part of these consolidated financial statements.

St Bernard Software, Inc.

and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

	Three months ended March 31,
	2007	2006
Cash Flows From Operating Activities
Net loss	$(934,639)	$(1,251,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	365,318	152,036
Provision for bad debts	68,364	(46,808)
Gain on sale of UpdateExpert	(3,714,425)	—
Compensation expense	260,111	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	565,547	1,172,152
Inventories	74,382	23,079
Prepaid expenses and other current assets	28,311	64,678
Accounts payable	(1,302,575)	420,995
Accrued expenses and other current liabilities	48,764	(61,089)
Deferred revenue	(69,680)	(450,870)

Net cash provided (used) in operating activities	(4,610,522)	22,802

Cash Flows From Investing Activities
Additional costs related to purchase of business	(65,816)	—
Purchases of fixed assets	(145,103)	(28,909)
Proceeds from the sale of UpdateExpert	1,200,000	—

Net cash provided (used) in investing activities	989,081	(28,909)

Cash Flows From Financing Activities
Principal payments on note payable	—	(182,335)
Proceeds from stock option and warrant exercises	30,044	14,066
Principal payments on capitalized lease obligations	(23,430)	(11,460)
Net increase (decrease) in line of credit	(69,225)	178,880

Net cash used in financing activities	(62,611)	(849)

Net Decrease in Cash and Cash Equivalents	(3,684,052)	(6,956)

Cash and Cash Equivalents at Beginning of Period	4,841,871	9,211

Cash and Cash Equivalents at End of Period	$1,157,819	$2,255

Cash paid during the period for:
Interest	$56,769	$77,789
Income taxes	$1,041	$—

During the three months ended March 31, 2007, the Company entered into capitalized lease obligations for the purchase of $158,224 in fixed assets.

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies	St Bernard Software, Inc., a Delaware corporation (the “Company” or “St. Bernard”), formerly known as “Old St. Bernard Software, Inc.” is a software development firm specializing in the design and production of innovative network systems management security software. The Company sells its products through distributors, dealers and original equipment manufacturers (“OEM”), and directly to network managers and administrators worldwide.

Merger and accounting treatment	On October 26, 2005 the Company entered into an Agreement and Plan of Merger (“Merger Agreement”), as amended, with Sand Hill IT Security Acquisition Corp. (“Sand Hill” or “Parent”), a publicly held Delaware corporation. On July 27, 2006 stockholders of Sand Hill voted to approve the Merger Agreement and the transactions set forth therein (the “Merger”) in which St. Bernard Software, Inc. became the Parent’s wholly-owned subsidiary. Sand Hill then changed its name to St. Bernard Software, Inc.

The shares of common stock held by the former stockholders of Old St. Bernard, Inc. were converted into a total of 9,733,771 shares of Sand Hill common stock, or approximately 69.2% of the subsequently outstanding common stock of the combined company.

Upon consummation of the Merger, approximately $22.3 million was released from trust to be used by the combined company. With respect to the business combination, any public stockholder who voted against the Merger could demand that the Company redeem their shares. The per share redemption price was equal to $5.40 per share. After payments of redeemed shares of approximately $4.2 million and costs related to the Merger of approximately $1.3 million, the net proceeds received by the Company was approximately $16.8 million. The costs incurred in connection with the Merger were reflected as a reduction to the proceeds as of the effective date of the Merger.

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

These consolidated financial statements are issued under the name of the Parent, but are a continuation of the financial statements of the Company and the comparative information presented is that of the Company. The assets and liabilities of the Company are recognized and measured in these consolidated financial statements at their pre-combination carrying amounts. The retained earnings and other equity balances recognized are the retained earnings and other equity balances of the Company immediately before the business combination. The amount recognized as issued equity instruments in these consolidated financial statements was determined by adding to the issued equity of the Company immediately before the business combination. However, the equity structure appearing in these consolidated financial statements reflects the equity structure of the Parent, including the equity instruments issued by the legal Parent to affect the combination

Effective October 17, 2006, we acquired AgaveOne, Inc., a Nevada corporation doing business as Singlefin. Singlefin provided on-demand security and business services to small and medium sized companies, including email filtering, web filtering and instant messaging management as a hosted or on demand service. In connection with the Singlefin acquisition, we paid Singlefin stockholders and option holders $0.47 million in cash, issued 471,288 shares of common stock and assumed certain stock options granted by Singlefin and converted them into options to acquire 47,423 shares of our common stock. We also satisfied $5.5 million in Singlefin indebtedness and certain Singlefin employees received bonuses totaling $0.25 million. The aggregate value of the transaction was approximately $8.3 million.

St. Bernard Software, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements-(Continued)

The following pro forma consolidated information is presented as if the October 2006 acquisition of AgaveOne, Inc. occurred on January 1, 2006. The unaudited pro forma consolidated results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisition been in effect in the periods indicated above, or of the future results of operations. The unaudited pro forma consolidated results for the quarter ended March 31, 2006, are as follows (in thousands):

Amount
Net sales	$5,362
Net loss	$(1,666)

Basic and Diluted Loss per Common Share	(0.16)
Weighted Average Shares Outstanding	10,219

Basis of presentation	The accompanying consolidated financial statements have been prepared by us without audit and reflect all adjustments (consisting of normal and recurring adjustments and accruals) which are, in our opinion, necessary to present a fair statement of the results for the interim periods presented. The consolidated financial statements include our accounts and those of our subsidiaries. All inter-company balances and transactions have been eliminated in consolidation. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with U.S. generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The information included in this form 10-QSB should be read in conjunction with the Company’s financial statements and footnotes that are included in the most recent 10-KSB.

Use of estimates	The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates used in preparing the consolidated financial statements include those assumed in computing the allowance for uncollectible accounts receivable, the valuation allowance on deferred tax assets, in testing goodwill for impairment, and assumptions used to determine the fair value of stock options under SFAS 123R.

Liquidity	At March 31, 2007, our current liabilities exceeded our current assets by approximately $9.9 million and we had a stockholders’ deficit of approximately $1.9 million. We expect sufficient cash flows from operations during the next twelve months, along with our available line of credit financing, to cover our anticipated operating expenses. Our expenses consist primarily of variable costs such as payroll and related expenses that can be modified to meet our operating needs. In addition, approximately $10.0 million of the current liability balance at March 31, 2007 consists of deferred revenues, which represents amounts that will be amortized into revenue over time, as they are earned. While there are costs that will be incurred as these revenues are earned, management believes these costs are significantly less than the approximately $10.0 million recorded as a current liability or the approximately $15.1 million recorded as a liability in total.

St. Bernard Software, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements-(Continued)

However, while the likelihood of a liquidity crisis is considered remote, should one occur there are no guarantees that the Company would obtain sufficient cash from outside sources on a timely basis. Management does not believe the situation represents a significant risk to the Company.

Cash and cash equivalents	The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents.

Research and development and capitalized software costs	The Company’s research and development expenses include payroll, employee benefits, stock-based compensation, offshore development and other head-count related costs associated with product development and are expensed as incurred. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. The Company has determined that technological feasibility for its products is reached after beta testing which is shortly before the products are released to manufacturing/operations. Costs incurred after technological feasibility is established are not material, and accordingly, the Company expenses all research and development costs when incurred. The technological feasibility of significant intellectual property that is purchased has been established prior to the acquisition and therefore the cost is capitalized.

Goodwill	The Company accounts for goodwill in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142. The Company subjects the goodwill to an annual impairment test or when events indicate that an impairment has occurred. The impairment test consists of a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that reporting unit. The fair value used in this evaluation is based upon discounted future cash flow projections for the reporting unit. Based upon the results of the impairment test, management of the Company has concluded there was no impairment of goodwill at either March 31, 2007 or at December 31, 2006.

Goodwill totaled $7.8 million and $7.7 million at March 31, 2007 and December 31, 2006, respectively that arose through business acquisitions made in 2000 and 2006. Goodwill that arose in 2006 was not subject to an impairment test. In accordance with SFAS No. 142, it will be tested for the first time during 2007, and then annually unless events indicate that an impairment test is warranted sooner.

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

St. Bernard Software, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements-(Continued)

The Company has non-qualified and incentive stock option plans (together, the “Plans”) providing for the issuance of options to employees, directors, and consultants as deemed appropriate by the Board of Directors. Terms of options issued under the Plans include an exercise price equal to the fair market value at the date of grant, vesting periods generally between three to five years, and expiration dates not to exceed ten years from date of grant. The determination of the fair market value of the Company’s stock is derived using the closing sale price on the grant date.

The Company granted options during the three months ended March 31, 2007, therefore all fair value calculations were done using the Black-Sholes model under the guidance of SFAS 123R. The weighted average fair value of options granted during the three months ended March 31, 2007, was calculated using the Black-Scholes option pricing model with the following valuation assumptions: expected volatility 72%; dividend yield 0%; risk free interest rates ranging from 4.54 to 4.75%; expected life 6.5 years.

For the three months ended March 31, 2007, total stock-based compensation expense was approximately $260,000, and was charged to general and administrative expenses. The earnings per share effect as a result of the stock based compensation expense was approximately $0.02 for the three months ended March 31, 2007. The tax effect was immaterial.

The following is a summary of stock option activity under the Plans as of March 31, 2007 and changes during the three months ended March 31, 2007:

	Number of Shares Outstanding	Weighted Average Exercise Price
Options outstanding at December 31, 2006	2,260,643	$3.12
Granted	1,134,364	$1.97
Exercised	(44,950)	$0.67
Forfeited/Expired	(1,064,651)	$4.19

Options outstanding at March 31, 2007	2,285,406	$2.08

Additional information regarding options outstanding as of March 31, 2007 is as follows:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.59 to $1.19	305,714	4.84	$0.97	305,714	$$0.97
$1.79 to $1.80	73,000	9.72	$1.80	—	$0.00
$1.90 to $1.90	450,000	9.72	$1.90	—	$0.00
$1.95 to $1.95	1,079,964	8.35	$1.95	79,546	$1.95
$2.30 to $2.30	50,000	9.76	$2.30	—	$0.00
$2.55 to $2.55	47,423	0.16	$2.55	47,423	$2.55
$2.98 to $2.98	420	0.07	$2.98	420	$2.98
$3.71 to $3.71	200,000	9.44	$3.71	—	$0.00
$4.75 to $4.75	60,000	2.79	$4.75	60,000	$4.75
$5.20 to $5.20	18,885	8.29	$5.20	18,885	$5.20

$0.59 to $5.20	2,285,406	8.00	$2.08	511,988	$1.87

St. Bernard Software, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements-(Continued)

Consistent with the adoption of the fair value recognition provisions of SFAS 123R and based upon the Company’s historical experience, the Company has estimated that 399,000 outstanding options under the Plans that are currently unvested will be forfeited.

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2007 was $238,000. The aggregate intrinsic value represents the total intrinsic value, based upon the stock price of $1.75 at March 31, 2007. The intrinsic value of option exercises for the three months ended March 31, 2007 was approximately $69,000.

As of March 31, 2007, there was $3,843,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted average period of 2.54 years.

Amendment to recent stock option grants	On January 3, 2007, the Board of Directors of St. Bernard approved an amendment to certain stock option grants made by St. Bernard to certain St. Bernard employees and directors between July 14, 2006 and December 4, 2006, reducing the exercise price of the amended option grants to the closing fair market price of St. Bernard common stock on January 11, 2007. The intention of St. Bernard’s Board of Directors in approving the amendment is to reestablish the incentive and retentive value of the amended stock options for the affected employees and directors, as the relevant options had been left significantly “out-of-the-money” due to recent declines in the price of St. Bernard common stock. A substantial majority of the options that were amended were granted to new executives and employees that joined St. Bernard after the merger with Sand Hill IT Security Acquisition Corp. in July 2006. The reason for delaying the determination of the new grant date for the amended option grants until January 11, 2007 was to enable the market to absorb the information before setting the new exercise price. The amendment affects options to purchase a total of up to 1,055,064 shares of the Company’s common stock, including options granted to the executive officers and directors of the Company. The Company expects incremental compensation expenses in relation to the amended stock option grants to total approximately $283,000.

The following table represents the St. Bernard Software employees and directors whose option grants were amended:

Name	Position	Original Option Grant Date	Shares Underlying the Option
Vincent Rossi	Chief Executive Officer	July 28, 2006	480,000
Al Riedler	Chief Financial Officer	July 14, 2006	20,980
Bradford Weller	Chief Legal Officer	July 28, 2006	50,000
Louis Ryan	Director	September 7, 2006	50,000
Richard Arnold	Director	September 7, 2006	50,000
Troy Sexton-Getty	General Manager	November 15, 2006	150,000

			800,980

Loss per share	Basic loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding. Diluted loss per share includes the components of basic loss per share and also gives effect to dilutive common stock equivalents. Potentially dilutive common stock equivalents include stock options and warrants. No dilutive effect was calculated for the three months ended March 31, 2007 and March 31, 2006, respectively, as the Company reported a net loss in each period.

St. Bernard Software, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements-(Continued)

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies in those instances where other accounting pronouncements require or permit fair value measurements, the board of directors having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The Company is required to adopt SFAS 157 no later than the fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact, if any, this pronouncement will have on its financial statements.

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company adopted Interpretation 48 during fiscal year 2007. The Company did not record, and does not anticipate any adjustments resulting from the adoption of Interpretation 48.

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (SFAS No. 43). EITF 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in SFAS 43. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. The provisions of the EITF are effective for fiscal years beginning after December 15, 2006

St. Bernard Software, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements-(Continued)

and allow for either retrospective application or a cumulative effect adjustment approach upon adoption. The Company adopted EITF 06-2 during fiscal year 2007. The Company did not record, and does not anticipate any adjustments resulting from the adoption of EITF 06-2.

Reclassifications	Certain amounts in the 2006 financial statements have been reclassified to conform with the 2007 classifications. These reclassifications have no effect on reported net income.

2. Other Assets
Other assets consisted of the following:

	March 31, 2007	December 31, 2006
Capitalized software costs, net of amortization	$2,358,872	$2,500,496
Customer-related intangible, net of amortization	1,180,833	1,245,833
Security deposits	197,027	191,519

	$3,736,732	$3,937,848

Amortization for the customer related intangible is computed using the straight-line method over a useful life of five years. Amortization expense for the customer related intangible was approximately $65,000 and $0 for the three months ended March 31, 2007 and 2006, respectively.

Amortization for the capitalized software costs are computed on an individual-product basis using the straight-line method over a useful life ranging from three to six years. Amortization expense related to capitalized software was approximately $142,000 and $31,000 for March 31, 2007 and 2006, respectively.

3. Debt

Line of Credit	The Company has a $1,250,000 line of credit with a finance company that automatically renews every six months. The line of credit provides for advances of up to 80% of eligible accounts receivable. Interest is payable monthly at 1.5% per month (18% per annum). The agreement includes a provision for a 1% annual renewal fee and a 1% per annum charge for the average daily unused portion of the line. The agreement may be terminated without penalty but requires thirty days notice. The line of credit is secured by all of the assets of the Company and all assets acquired by the Company during the term of the agreement. The Company is required to deliver all accounts receivable proceeds to the finance company upon receipt by the Company. As of March 31, 2007, the balance on the line of credit was approximately $227,000.

4. Stockholders’ Deficit

Warrants	As of March 31, 2007 and 2006, a total of 8,650,104 and 8,708,850 shares of common stock, respectively, were reserved for issuance for the exercise of warrants at an exercise price of $1.85, $2.98 and $5.00 per share.

5. Related Party Transactions	A stockholder and former member of the Board of Directors provides legal services to the Company in the ordinary course of business. Therefore, amounts due to this related party’s firm exist throughout the year. Billings from the firm totaled $622,000 and $603,000 for the three months ended March 31, 2007 and 2006, respectively. Amounts due at March 31, 2007 and 2006 were $617,000 and $361,000, respectively.

St. Bernard Software, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements-(Continued)

The Company presently occupies office space provided by an affiliate of certain officers and directors of the Company. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services.

6. Commitment and Contingencies

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

In March 2007, Arthur Budman, a stockholder of the Company, filed a lawsuit against the Company and the Chief Financial Officer (CFO) in the Superior Court of the State of California, San Diego County, seeking monetary damages arising from the alleged negligence of the CFO in connection with communications regarding the terms of the merger of Old St. Bernard Software, Inc. and Sand Hill. It is the opinion of management that the outcome of this pending lawsuit will not materially affect the operations, the financial position or cash flows of the Company.

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

7. Concentrations

Sales and revenue	The Company considers itself to operate within one business segment, Secure Content Management (SCM). For the quarters ended March 31, 2007 and 2006, approximately 91% and 96% of the Company’s revenue was in North America, the remaining 9% and 4%, respectively, were disbursed over the rest of the world.

8. Asset Sale and License Agreement	On January 29, 2007, pursuant to the terms of an Asset Sale and License Agreement signed and effective as of January 4, 2007 (the “Agreement”), by and between St. Bernard Software, Inc., a Delaware

St. Bernard Software, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements-(Continued)

corporation ( “St. Bernard” ), and Shavlik Technologies, LLC ( “Shavlik” ), St. Bernard assigned and sold to Shavlik St. Bernard’s UpdateEXPERT and Update EXPERT Premium software applications and related customer and end user license agreements, software, programming interfaces and other intellectual property rights and contracts for an aggregate purchase price of $1.2 million plus 45% of any maintenance renewal fees collected by Shavlik in excess of $1.2 million for renewals invoiced by Shavlik between February 1, 2007 and January 31, 2008 (the “Asset Sale”). As a result of the sale, the Company realized a gain of approximately $3.7 million in January 2007, primarily due to the immediate recognition of previously unrecognized deferred revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Form 10-QSB contains forward-looking statements concerning St. Bernard’s anticipated future revenues and earnings, adequacy of future cash flow and related matters for the three months ended March 31, 2007. These forward-looking statements include, but are not limited to, statements or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and “would” and similar expressions, and the negative thereof. Forward-looking statements are not guarantees of performance. We assume no obligation to update any such forward-looking statements, and these statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. For a summary of such risks and uncertainties, please see Risk Factors located in our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 2, 2007.

OVERVIEW

Our Business

We design, develop, and market network security and data protection solutions that enable our customers to efficiently and effectively maintain secure network environments. Our solutions are delivered as software, dedicated appliances, and as an on-demand software as a service (SaaS) solution package. Our core offerings provide network protection and efficiency through content filtering and policy enforcement across multiple internet protocols, including web traffic, email, and instant message. Additional capabilities in business continuity and collaboration are enabled via hosted archiving and sharing of electronic transactions associated with these internet activities.

Our customers, primarily small and midsized enterprises – including more than 8,000 business, education, and government institutions – purchase our solutions directly from us, through our 1-tier and 2-tier reseller network, and through OEM, original equipment manufacturers, (OEMs). Each purchase consists of a software license and recurring subscription to data and/or service updates and in the case of our on-premises solutions, a maintenance fee. Our primary users are IT managers, directors, and administrators.

We invested significantly in research and development activities and for the three months ended March 31, 2007 and 2006 we spent $1.9 million and $1.6 million, respectively, on research and development. Our research and development efforts have been directed toward developing new products for Linux, NetWare, UNIX and Windows, developing new features and functionality for existing products, integrating products across our existing product lines, porting new and existing products to different operating systems and expanding our product portfolio into new markets, such as Software as a Service, and additional secure content management markets, such as messaging security, business continuity and data collaboration, and consolidating these products under a common console.

Our Strategy

During 2005, we undertook an evaluation of the appropriate long-term strategy for our business. As a result of that process, we determined that we should continue to build on our existing small and medium enterprise security business by increasing our penetration of the secure content management security business, and also seek to expand into broader security segments; such as messaging security. We also believed that the software industry was undergoing a trend towards consolidation, and that the areas of security, and content management were beginning to converge. Commencing in the first half of 2005 and continuing through the third quarter of 2006, we began to investigate business combinations and other strategic transactions that would allow us to expand our security products and service offerings into one or more other key areas of the small and medium size enterprise secure content management market. We focused on acquiring anti-phishing, instant messaging management, anti-spy ware and e-mail filtering technologies in our initial pursuit of the expansion of our security business with our adjacent secure content management software products.

Our Business Growth

We have historically grown internally and through acquisitions. On October 26, 2005 we entered into a merger agreement with Sand Hill IT Security Acquisition Corp., Sand Hill or Parent, a publicly held Delaware corporation. On July 27, 2006 stockholders of Sand Hill voted to approve the merger agreement and the transactions set forth therein in which we became the Parent’s wholly-owned subsidiary. Sand Hill then changed its name to St. Bernard Software, Inc.

The shares of common stock held by the former stockholders of the private company in the merger were converted into a total of 9,733,771 shares of our stock, or approximately 69.2% of our outstanding common stock following the merger.

Upon consummation of the merger, approximately $22.3 million was released from trust to be used by the combined company. With respect to the business combination, any public stockholder who voted against the merger could demand that we redeem their shares. The per share redemption price was equal to $5.40 per share. After payments of redeemed shares of approximately $4.2 million and costs related to the merger of approximately $1.3 million the net proceeds received by us were approximately $16.8 million. The costs incurred in connection with the merger were reflected as a reduction to the proceeds as of the effective date of the merger.

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

Effective October 17, 2006, we acquired AgaveOne, Inc., a Nevada corporation doing business as Singlefin. Singlefin provided on-demand security and business services to small and medium sized companies, including email filtering, web filtering and instant messaging management as a hosted or on demand service. In connection with the Singlefin acquisition, we paid Singlefin stockholders and option holders $0.47 million in cash, issued 471,288 shares of common stock and assumed certain stock options granted by Singlefin and converted them into options to acquire 47,423 shares of our common stock. We also satisfied $5.5 million in Singlefin indebtedness and certain Singlefin employees received bonuses totaling $0.25 million. The aggregate value of the transaction was approximately $8.3 million.

Our Financial Results

For the three months ended March 31, 2007, net revenue was $5.4 million, an increase of 1.9% over the same period in 2006. The net loss for the quarter ended March 31, 2007 was $0.9 million, a decrease from the first quarter of 2006 of 30.8%. Basic and diluted net loss per share was $0.06 for the quarter ended March 31, 2007, a reduction from a net loss per share of $0.13 for the quarter ended March 31, 2006, primarily as a result of a gain from the sale of our UpdateExpert product offset by operating expenses. The increase in operating expenses was mainly attributable to an increase of $1.5 million, or 57.7%, for sales and marketing expenses due to additional channel sales staff, which lead to an increase in base wages and commissions, and an increase in advertising expenses related to the launch of our LivePrism on-demand service. In addition, an increase of $1.5 million or 166.7% for general and administrative expenses for the three months ended March 31, 2007 over the same period in 2006 was largely due to the costs associated with being a public company, which included an increase in compensation expenses and bonuses, an increase in legal costs, an increase in accounting costs, an increase in contract labor and consulting services, and an increase in insurance expenses.

Cash used by operations for the quarter ended March 31, 2007 was $4.6 million compared to cash provided during the quarter ended March 31, 2006 of $23,000. The increased use of cash was due primarily to an increased investment in sales and marketing of $1.5 million, an increased investment in research and development of $0.3 million, an increased investment in general and administrative expenses due to being a public company of $1.5 million, and a reduction of accounts payable of $1.3 million. We utilize cash in ways that management believes provide an optimal return on investment. Principal uses of our cash for investing and financing activities include new product development, acquisition of technologies, and purchases of property and equipment.

During the three months ended March 31, 2007, we continued to invest in product development. Three product extension efforts were underway during the quarter to enhance the features of iPrism version 4.0, Open File Manager, and LivePrism.

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

These policies and estimates and our procedures related to these policies and estimates are described in detail below and under specific areas within the discussion and analysis of our financial condition and results of operations. Please refer to Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of St. Bernard for the quarter ended March 31, 2007 included herein for further discussion of our accounting policies and estimates. There have been no material changes to these accounting policies during the three months ended March 31, 2007.

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

Goodwill arose through business acquisitions made in 2000 and 2006. We completed the test for the goodwill that arose in 2000 during the fourth quarter of 2006, and we were not required to record an impairment loss on that goodwill. Goodwill that arose in 2006 was not subject to an impairment test. In accordance with SFAS No. 142, it will be tested for the first time during 2007, and then annually unless events indicate that an impairment test is warranted sooner.

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

Some of the events that we consider as impairment indicators for our long-lived assets, including goodwill, are:

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

Significant assumptions and estimates are made when determining if our goodwill or other long-lived assets have been impaired or if there are indicators of impairment. Management bases its estimates on assumptions that it believes to be reasonable, but actual future results may differ from those estimates as our assumptions are inherently unpredictable and uncertain. Management’s estimates include estimates of future market growth and trends, forecasted revenue and costs, expected periods of asset utilization, appropriate discount rates and other variables.

Accounting for Income Taxes

We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This process requires that management estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences identified are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. Management’s judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or management’s interpretation of tax laws, including the provisions of the American Jobs Creation Act of 2004, and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our balance sheet and results of operations. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance if required. As of March 31, 2007, the deferred tax assets were fully reserved. The deferred tax assets include net operating losses and may be subject to significant annual limitation under certain provisions of the Internal Revenue Code of 1986, as amended. Management’s determination of valuation allowance is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate.

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

In the normal course of business, we are occasionally named as a defendant in various lawsuits. On April 13, 2006, eSoft, Inc. filed Civil Action No. 00697-EWN-MJW in the U.S. District Court in Denver, Colorado alleging infringement of U.S. Patent No. 6,961,773 by our Company. In connection with this proceeding, we filed a counter claim against the plaintiff alleging infringement of U.S. Patent No. 5,557,747. In February 2007, we paid a settlement for an undisclosed amount in the lawsuit with eSoft, Inc. In addition, we agreed to a cross license of patent rights.

In March 2007, Arthur Budman, a stockholder of the Company, filed a lawsuit against the Company and the Chief Financial Officer, CFO, in the Superior Court of the State of California, San Diego County, seeking monetary damages arising from the alleged negligence of the CFO in connection with communications regarding the terms of the merger of Old St. Bernard Software, Inc. and Sand Hill. It is the opinion of management that the outcome of this litigation will not materially affect the operations, the financial position, or cash flows of the Company.

Results of Operations of St. Bernard

Comparison of the Three Months Ended March 31, 2007 and 2006

Net Revenues

	For the Three Months Ended March 31,
	2007	2006	% Change
	(In millions, except percentages)
Total net revenue	$5.4	$5.3	1.9%

Net revenues increased $0.1 million for the three months ended March 31, 2007 compared to the same period in the prior year due to an increase of appliance hardware revenue of approximately $0.1.

Net License Revenues

	For the Three Months Ended March 31,
	2007	2006	% Change
	(In millions, except percentages)
Net license revenue	$0.9	$0.9	0.0%
As a percentage of net revenue	16.7%	17.0%

For the three months ended March 31, 2007, our net license revenue remained unchanged as compared to the same period in 2006. Net license revenue was approximately $0.9 million for both periods.

Net Appliance Revenues

	For the Three Months Ended March 31,
	2007	2006	% Change
	(In millions, except percentages)
Net appliance revenue	$0.7	$0.6	16.7%
As a percentage of net revenue	13.0%	11.3%

For the three months ended March 31, 2007, appliance hardware sales increased by $0.1 million due primarily to more appliance units shipped as compared to the same period in 2006. Total units shipped for the three months ended March 31, 2007 and 2006 were 607 and 462, respectively.

Net Subscription Revenues

	For the Three Months Ended March 31,
	2007	2006	% Change
	(In millions, except percentages)
Net subscription revenue	$3.8	$3.8	0.0%
As a percentage of net revenue	70.4%	71.7%

For the three months ended March 31, 2007, our subscription revenue remained unchanged over the same period in 2006. Renewal rates for our products range from 75% to 95%.

Cost of Revenue

	For the Three Months Ended March 31,
	2007	2006	% Change
	(In millions, except percentages)
Total cost of revenue	$1.6	$1.4	14.3%
Gross margin percent	70.4%	73.6%

Cost of revenue consists primarily of the cost of contract manufactured hardware, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Cost of revenue increased $0.2 million for the three months ended March 31, 2007 compared to the same period in 2006. Gross margin decreased 3.2% for the three months ended March 31, 2007 compared to the same period in 2006, primarily due to the addition of LivePrism costs, which includes direct subscription costs and payroll related costs for our LivePrism technical support staff, and an increase in appliance hardware costs.

Cost of Appliance Revenue

	For the Three Months Ended March 31,
	2007	2006	% Change
	(In millions, except percentages)
Total cost of appliance revenue	$0.6	$0.4	50.0%
Gross margin percent	14.3%	33.3%

The cost of appliance revenue includes contract manufactured equipment, packaging and freight. The cost of hardware for the three months ended March 31, 2007 increased $0.2 million from the same period in 2006. The increase was due primarily to the shipment of 607 units, an increase of approximately 145 units from the same period in 2006. The 19% decrease in gross margin percentage for the three months ended March 31, 2007 compared to the same period in 2006 was primarily due to the Model 500 and Model 1200 iPrism appliance sales. The average discount percentage of the Model 500 increased from 0% in 2006 to 29% in 2007. At the same time, Model 500 iPrism appliances contributed to 25% of appliance sales in the first quarter of 2007 as compared to 6% in the first quarter of 2006. The average discount percentage of the Model 1200 increased from 50% in the first quarter of 2006 to 63% in the same period in 2007. During the same comparable periods, Model 1200 appliances contributed to 57% of appliance sales in 2007 versus 80% in 2006. The combined effect resulted in the decrease in gross margin percentage for the three months ended March 31, 2007 over the same period in 2006.

Cost of Subscription Revenue

	For the Three Months Ended March 31,
	2007	2006	% Change
	(In millions, except percentages)
Total cost of subscription revenue	$1.1	$1.0	10.0%
Gross margin percent	71.1%	73.7%

The cost of subscription revenue includes the technical operation group that maintains the various databases and the technical support group. The cost of subscription revenue increased $0.1 million for the three months ended March 31, 2007 compared to the same period in 2006. The increase in cost of subscription revenue in 2007 was primarily due to payroll related expenses and other direct expenses related to LivePrism, which was launched in the first quarter of 2007. Gross margin decreased 2.6% for three months ended March 31, 2007 compared to the same period in 2006 primarily due to the increased costs to support our subscription services, mostly attributable to our LivePrism product line.

Sales and Marketing

	For the Three Months Ended March 31,
	2007	2006	% Change
	(In millions, except percentages)
Total sales and marketing	$4.1	$2.6	57.7%
As a percentage of net revenue	75.9%	49.1%

Sales and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the three months ended March 31, 2007, the sales and marketing expense increased 57.7%, or $1.5 million, over the same period in 2006. The increase was primarily due to additional channel sales staff, an increase in base wages and commissions, and an increase in advertising expenses related to the launch of our LivePrism on-demand service in the three months ended March 31, 2007. Sales and marketing expenses are incurred to generate billings, a portion of which is included in deferred revenue. The deferred revenue balance decreased $2.6 million for the three months ended March 31, 2007 as compared to the same period in 2006. The decrease in deferred revenue was a result of the sale of our UpdateExpert product line. Taking into account the disposal of UpdateExpert, the deferred revenue remained flat for the first quarter of fiscal 2007 as compared to the same period in 2006.

Research and Development

	For the Three Months Ended March 31,
	2007	2006	% Change
	(In millions, except percentages)
Total research and development	$1.9	$1.6	18.8%
As a percentage of net revenue	35.2%	30.2%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The increase of $0.3 million for the three months ended March 31, 2007 compared to the same period in 2006 was primarily the result of an increase in compensation costs. Management believes that a significant level of research and development investment is required to remain competitive and we expect to continue to invest in research and development activities.

We believe that the present level of research and development costs in the first quarter of 2007 will be sufficient in the future to keep the existing products competitive, however, additional development staff and other development resources will be required if a new product development effort is undertaken.

General and Administrative

	For the Three Months Ended March 31,
	2007	2006	% Change
	(In millions, except percentages)
Total general and administrative	$2.4	$0.9	166.7%
As a percentage of net revenue	44.4%	17.0%

General and administrative expenses consist primarily of salaries, related benefits, and fees for professional services, such as legal and accounting services. General and administrative expenses increased $1.5 million for the three months ended March 31, 2007 compared to the same period in 2006, largely due to an increase in compensation expense and bonuses of $0.7 million, an increase in legal costs of $0.2 million, an increase in accounting costs of $0.2 million, an increase in amortization expense of approximately $0.2 million, an increase in contract labor and consulting services of $0.1 million, and an increase in insurance expenses of $0.1 million. The increase in general and administrative expense for the three months ended March 31, 2007 compared to March 31, 2006 was due primarily to the costs associated with being a public company.

Interest and Other Income, Net

	For the Three Months Ended March 31,
	2007	2006	% Change
	(In millions, except percentages)
Total interest and other income, net	$0.0	$0.1	(100.0)%
As a percentage of net revenue	0.0%	1.9%

Interest and other expenses, net, includes interest expenses, interest income, and other expenses. There was a decrease in interest expense of approximately $0.1 million for the three months ended March 31, 2007 over the same period in 2006 due primarily to a decrease in borrowing from our line of credit with Camel Financial.

Gain on sale of asset

	For the Three Months Ended March 31,
	2006	2005	% Change
	(In millions, except percentages)
Gain on sale of asset	$3.7	$0.0	100.0%
As a percentage of net revenue	68.5%	0.0%

The gain on the sale of asset of approximately $3.7 million was due to the sale of our UpdateExpert product line.

Recent Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities “. SFAS No. 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings, or another performance indicator if the business entity does not report earnings, at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. We are currently evaluating whether SFAS No. 159 will have a material effect on our financial position, results of operations or cash flows.

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

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We adopted Interpretation 48 during fiscal year 2007. We did not record, and do not anticipate any adjustments resulting from the adoption of Interpretation 48.

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (SFAS No. 43). EITF 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in SFAS 43. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. The provisions of the EITF are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment approach upon adoption. We adopted EITF 06-2 during fiscal year 2007. We did not record, and do not anticipate any adjustments resulting from the adoption of EITF 06-2.

Liquidity and Capital Resources

Cash Flows

Our largest source of operating cash flows is cash collections from our customers for purchases of products and subscription, maintenance and technical support. Our standard payment terms for both license and support invoices are net 30 days from the date of invoice. The recurring revenue subscription portion of our business is a mainstay of the cash flow we generate. Our primary uses of cash for operating activities include personnel and facilities related expenditures and technology costs, as well as costs associated with outside support and services.

Cash used by operations for the quarter ended March 31, 2007 was $4.6 million compared to cash provided during the quarter ended March 31, 2006 of $23,000. The increased use of cash was due primarily to an increased investment in sales and marketing of $1.5 million, an increased investment in research and development of $0.3 million, an increased investment in general and administrative expenses due to being a public company of $1.5 million, and a reduction of accounts payable of $1.3 million.

Cash flows provided for investing activities for the quarter ended March 31, 2007 was $1.0 million and cash used for March 31, 2006 was $29,000, respectively. The cash provided was primarily due to the proceeds from the sale of UpdateExpert for $1.2 million offset by additional costs related to the purchase of Singlefin for $0.1 million, and purchase of fixed assets for $0.1 million.

Cash flows used for financing activities for the quarter ended March 31, 2007 was $62,000 and cash flows used was $900 for March 31, 2006.

For the three months ended March 31, 2007, the net decrease in cash was $3.7 million compared to a net decrease in cash of approximately $6,900 for the comparable period in 2006.

Credit Facility

During 2001, we entered into a short-term credit facility with Camel Financial, Inc. in the amount of $0.5 million. During 2003, the short-term credit facility was renewed and increased to $1.3 million. The credit facility automatically renews every six months. The line of credit provides for advances of up to 80% of eligible accounts receivable. Eligible accounts receivable are determined solely by the finance company. Interest is payable monthly at 1.5% per month (18% per annum). The agreement provides a provision for a 1% annual renewal fee and a 1% per annum charge for the daily average unused portion of the line. The agreement may be terminated without penalty but requires thirty days prior notice to cancel. The line of credit is secured by all of our assets and all of the assets acquired during the term of the agreement. We are required to apply all accounts receivable proceeds against the outstanding line of credit balance upon receipt. There was $0.2 and $0.3 million outstanding at March 31, 2007 and December 31, 2006, respectively.

Losses from Operations—Liquidity

At March 31, 2007, our current liabilities exceeded our current assets by approximately $9.9 million and we had a stockholders’ deficit of approximately $1.9 million. We expect sufficient cash flows from operations during the next twelve months, along with our available line of credit financing, to cover our anticipated operating expenses. Our expenses consist primarily of variable costs such as payroll and related expenses that can be modified to meet our operating needs. In addition, approximately $10.0 million of the current liability balance at March 31, 2007 consists of deferred revenues, which represents amounts that will be amortized into revenue over time, as they are earned. While there are costs that will be incurred as these revenues are earned, management believes these costs are significantly less than the approximately $10.0 million recorded as a current liability or the approximately $15.1 million recorded as a liability in total.

However, while the likelihood of a liquidity crisis is considered remote, should one occur, there are no guarantees that we would obtain sufficient cash from outside sources on a timely basis. Management does not believe the situation represents a significant risk to the Company.

Off-Balance Sheet Arrangements

Except for the commitments arising from our operating lease arrangements, we have no other off-balance sheet arrangements that are reasonably likely to have a material effect on our financial statements.

Asset Sale and License Agreement

On January 29, 2007, pursuant to the terms of an Asset Sale and License Agreement signed and effective as of January 4, 2007 (the “Agreement”), by and between St. Bernard Software, Inc., a Delaware corporation ( “St. Bernard” ), and Shavlik Technologies, LLC ( “Shavlik” ), St. Bernard assigned and sold to Shavlik St. Bernard’s UpdateEXPERT and Update EXPERT Premium software applications and related customer and end user license agreements, software, programming interfaces and other intellectual property rights and contracts for an aggregate purchase price of $1.2 million plus 45% of any maintenance renewal fees collected by Shavlik in excess of $1.2 million for renewals invoiced by Shavlik between February 1,

2007 and January 31, 2008 (the “Asset Sale”). As a result of the sale, the Company realized a gain of approximately $3.7 million in January 2007, primarily due to the immediate recognition of previously unrecognized deferred revenue.

Forward-Looking Statements

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to predict accurately or over which we have no control.

Certain statements contained in this report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in the forward-looking statements in this interim report could differ materially from those stated in the forward-looking statements due to various factors, including but not limited to, the fact that we derive a majority of our license revenue from sales of a few product lines, our ability to manage our direct sales and OEM distribution channels effectively, risks associated with the our international sales and operations, our ability to successfully promote awareness of the need for our products and of our brand, risks associated with the IT security industry and those other risks and uncertainties detailed in our filings with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on April 2, 2007. In addition, there is the risk that we may not be successful in our efforts to integrate our acquisitions. Our failure to manage risks associated with our acquisitions could harm our business. A component of our business strategy is to enter new markets and to expand our presence in existing markets by acquiring complementary technologies that allow us to increase our product offerings, augment our distribution channels, expand our market opportunities or broaden our customer base. For example, we acquired Singlefin in October 2006. Acquisitions involve a number of risks, including:

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

Evaluation of Disclosure Controls

As of March 31, 2007, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the quarter ended March 31, 2007.

Internal Control over Financial Reporting

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

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

In March 2007, Arthur Budman a stockholder in the Company, filed a lawsuit against the Company and the chief financial officer, CFO, in the Superior Court of the State of California, San Diego County, seeking monetary damages arising from the alleged negligence of the CFO in connection with communications regarding the terms of the merger of Old St. Bernard Software, Inc. and Sand Hill IT. It is the opinion of management that the outcome of this pending lawsuit will not materially affect the operations, the financial position or cash flows of the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of securities were made during the quarter that were not previously reported on a Current Report on Form 8-K.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended March 31, 2007.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Agreement and Plan of Merger dated October 26, 2005, by and among Sand Hill IT Security Acquisition Corp., Sand Hill Merger Corp. and St. Bernard Software, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

2.2	Amendment to Agreement and Plan of Merger by and among Sand Hill IT Security Acquisition Corp., Sand Hill Merger Corp. and St. Bernard Software, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

2.3	Amendment to Agreement and Plan of Merger by and among Sand Hill IT Security Acquisition Corp., Sand Hill Merger Corp. and St. Bernard Software, Inc. (incorporated herein by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

2.4	Agreement and Plan of Merger and Reorganization dated as of October 3, 2006, by and among St. Bernard Software, Inc., AgaveOne Acquisition Corp., Singlefin Acquisition, LLC, AgaveOne, Inc. (d/b/a Singelfin) and Jake Jacoby (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2006).

2.5	Amendment to Agreement and Plan of Merger and Reorganization dated as of October 16, 2006, by and among St. Bernard Software, Inc., AgaveOne Acquisition Corp., Singlefin Acquisition, LLC, AgaveOne, Inc. (d/b/a Singlefin) and Jake Jacoby (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2006).

2.6	Asset Sale and License Agreement dated as of January 4, 2007, by and between St. Bernard Software, Inc. and Shavlik Technologies, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2007).

3.1	Amended and Restated Certificate of Incorporation of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

3.2	Amended and Restated Bylaws of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007).

4.1	Specimen Unit Certificate of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 4.1 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-114861) filed with the Securities and Exchange Commission on June 23, 2004).

4.2	Specimen Common Stock Certificate of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007).

4.3	Specimen Warrant Certificate of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 4.3 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-114861) filed with the Securities and Exchange Commission on June 23, 2004).

4.4	Unit Purchase Option No. UPO-2 dated July 30, 2004, granted to Newbridge Securities Corporation (incorporated herein by reference to Exhibit 4.4.1 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.5	Unit Purchase Option No. UPO-3 dated July 30, 2004, granted to James E. Hosch (incorporated herein by reference to Exhibit 4.4.2 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.6	Unit Purchase Option No. UPO-4 dated July 30, 2004, granted to Maxim Group, LLC (incorporated herein by reference to Exhibit 4.4.3 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.7	Unit Purchase Option No. UPO-5 dated July 30, 2004, granted to Broadband Capital Management, LLC (incorporated herein by reference to Exhibit 4.4.4 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.8	Unit Purchase Option No. UPO-6 dated July 30, 2004, granted to I-Bankers Securities Incorporated (incorporated herein by reference to Exhibit 4.4.5 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.9	Warrant Agreement dated July 27, 2004 between American Stock Transfer and Trust Company and St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. BERNARD SOFTWARE, INC..

Date: May 15, 2007	By:	/s/ Vincent Rossi
Vincent Rossi Chief Executive Officer

Date: May 15, 2007	By:	/s/ Alfred F. Riedler
Alfred F. Riedler Chief Financial Officer