Form 10QSB
period 2007-06-30
ST. BERNARD SOFTWARE, INC.
filed 2007-08-20
CIK 1288496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

Commission File Number 000-50813

St. Bernard Software, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-0996152
(State or other Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

As of August 14, 2007 there were 14,742,534 shares of the registrant’s common stock outstanding.

ST. BERNARD SOFTWARE, INC.

For the Quarter Ended June 30, 2007

Form 10-QSB

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

St. Bernard Software, Inc.

Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$336,686	$4,841,871
Accounts receivable - net of allowance for doubtful accounts of $646,000 and $678,000 at June 30, 2007, and December 31, 2006, respectively	4,087,960	3,964,403
Inventories	725,911	729,739
Prepaid expenses and other current assets	492,000	483,840

Total current assets	5,642,557	10,019,853
Fixed Assets - Net	1,857,772	1,726,050
Other Assets	3,540,610	3,937,848
Goodwill	7,542,664	7,709,212

	$18,583,603	$23,392,963

Liabilities and Stockholders’ Deficit
Current Liabilities
Line of credit	$2,338,408	$296,410
Accounts payable	3,995,139	4,559,323
Accrued compensation expenses	1,413,962	1,525,821
Accrued expenses and other current liabilities	386,267	291,718
Current portion of capitalized lease obligations	144,846	75,087
Deferred revenue	10,878,632	11,873,376

Total current liabilities	19,157,254	18,621,735
Capitalized Lease Obligations, Less Current Portion	249,526	141,617
Deferred Revenue	5,604,670	5,842,809

Total liabilities	25,011,450	24,606,161

Commitments and Contingencies
Stockholders’ Deficit
Preferred stock, $0.01 par value; 5,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized and 14,742,534 and 14,764,251 shares issued and outstanding in 2007 and 2006, respectively	147,425	147,643
Additional paid-in capital	38,757,731	38,304,771
Accumulated deficit	(45,333,003)	(39,665,612)

Total stockholders’ deficit	(6,427,847)	(1,213,198)

	$18,583,603	$23,392,963

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.

Unaudited Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Sales
License	$559,478	$975,987	$1,415,123	$1,860,382
Appliance	881,969	804,729	1,627,239	1,427,929
Subscription	3,600,039	3,831,228	7,372,356	7,592,236

Total Sales	5,041,486	5,611,944	10,414,718	10,880,547

Cost of Sales
License	17,936	20,505	50,253	29,891
Appliance	778,583	600,950	1,336,592	979,717
Subscription	1,007,742	957,438	2,065,381	1,921,327

Total Cost of Sales	1,804,261	1,578,893	3,452,226	2,930,935

Gross Profit	3,237,225	4,033,051	6,962,492	7,949,612
Sales and marketing expenses	3,414,415	2,712,357	7,474,019	5,276,687
Research and development expenses	1,805,270	1,432,447	3,682,872	3,027,811
General and administrative expenses	2,440,123	984,429	4,860,114	1,912,204

Total Operating Expenses	7,659,808	5,129,233	16,017,005	10,216,702

Loss from Operations	(4,422,583)	(1,096,182)	(9,054,513)	(2,267,090)
Other Expense (Income)
Interest expense - net	59,162	87,837	72,061	168,301
Loss (Gain) on sale of UpdateExpert	251,007	—	(3,463,418)	—

Total Other Expense (Income)	310,169	87,837	(3,391,357)	168,301

Loss Before Income Taxes	(4,732,752)	(1,184,019)	(5,663,156)	(2,435,391)
Income tax expense	—	—	(4,235)	—

Net Loss	$(4,732,752)	$(1,184,019)	$(5,667,391)	$(2,435,391)

Basic and Diluted Loss Per Common Share	$(0.32)	$(0.12)	$(0.38)	$(0.25)

Weighted Average Shares Outstanding	14,764,512	9,756,433	14,779,434	9,752,043

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.

Unaudited Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2006	14,764,251	$147,643	$38,304,771	$(39,665,612)	$(1,213,198)
Common stock issued for exercise of employee options	44,950	449	29,595	—	30,044
Compensation expense on stock options	—	—	580,959	—	580,959
Common stock cancelled as a result of an indemnification claim	(66,667)	(667)	(249,335)	—	(250,002)
Value of warrants issued	—	—	91,741	—	91,741
Net loss	—	—	—	(5,667,391)	(5,667,391)

Balance at June 30, 2007	14,742,534	$147,425	$38,757,731	$(45,333,003)	$(6,427,847)

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.

Unaudited Consolidated Statements of Cash Flows

	Six months ended June 30,
	2007	2006
Cash Flows From Operating Activities
Net loss	$(5,667,391)	$(2,435,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	740,156	294,526
Provision for bad debts	(31,654)	20,071
Gain on sale of UpdateExpert	(3,463,418)	—
Compensation expense	580,959	—
Noncash interest expense	2,318	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(91,903)	486,045
Inventories	3,828	96,077
Prepaid expenses and other current assets	(24,169)	16,869
Accounts payable	(564,184)	1,296,606
Accrued expenses and other current liabilities	72,113	34,480
Deferred revenue	1,030,535	211,107

Net cash provided by (used in) operating activities	(7,412,810)	20,390

Cash Flows From Investing Activities
Additional costs related to purchase of business	(83,453)	—
Purchases of fixed assets	(230,573)	(30,932)
Proceeds from the sale of UpdateExpert	1,200,000	—

Net cash provided by (used in) investing activities	885,974	(30,932)

Cash Flows From Financing Activities
Merger costs	—	(464,941)
Proceeds from stock option and warrant exercises	30,044	14,066
Principal payments on capitalized lease obligations	(50,391)	(23,488)
Proceeds from note payable	—	395,833
Net increase in line of credit	2,041,998	540,890

Net cash provided by financing activities	2,021,651	462,360

Net Increase (Decrease) in Cash and Cash Equivalents	(4,505,185)	451,818
Cash and Cash Equivalents at Beginning of Period	4,841,871	9,211

Cash and Cash Equivalents at End of Period	$336,686	$461,029

Cash paid during the period for:
Interest	$125,386	$150,608
Income taxes	$1,677	$—

During the six months ended June 30, 2007, the Company entered into capitalized lease obligations for the purchase of $218,542 in fixed assets.

In April 2007, the shares issued in conjunction with the purchase AgaveOne were reduced by 66,667 shares or $250,000 as a result of indemnification claims.

In May 2007, the Company issued 100,000 warrants in conjunction with a loan agreement with a bank. See Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

St. Bernard Software, Inc., a Delaware corporation (the “Company” or “St. Bernard”), formerly known as “Old St. Bernard Software, Inc.” is a software development firm specializing in the design and production of innovative network systems management security software. The Company sells its products through distributors, dealers and original equipment manufacturers (“OEM”), and directly to network managers and administrators worldwide.

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

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements-(Continued)

(Unaudited)

During the quarter ended June 30, 2007, the shares issued in conjunction with the purchase were reduced by 66,667 as a result of indemnification claims. We also satisfied $5.5 million in Singlefin indebtedness and certain Singlefin employees received bonuses totaling $0.25 million. The aggregate value of the transaction was approximately $8.0 million.

The following pro forma consolidated information is presented as if the October 2006 acquisition of AgaveOne, Inc. occurred on January 1, 2006. The unaudited pro forma consolidated results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisition been in effect in the periods indicated above, or of the future results of operations. The unaudited pro forma consolidated results for the quarter ended June 30, 2006, are as follows (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Net sales	$5,706	$11,069
Net loss	$(1,599)	$(3,264)
Basic and Diluted Loss per Common Share	(0.16)	(0.32)
Weighted Average Shares Outstanding	10,228	10,223

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

Liquidity

As of June 30, 2007, we had $0.3 million of cash and a working capital deficit of $13.6 million. As of June 30, 2007, we did not expect sufficient cash flows from operations during the next twelve months, along with our available line of credit financing and cash on hand, to cover our anticipated operating expenses plus continued development of our on-demand software as a service solution package. Billings from our on demand service have been lower than expected due to a several month delay in developing the new product line to effectively compete in the

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements-(Continued)

(Unaudited)

medium and large customer market space. In addition, we continue to invest in our on-demand service which includes the staffing of technical support personnel, as well as advertising expenses. Lastly, the increased costs associated with being a public company has caused an increase in the use of cash, which includes accounting, legal, and insurance fees; and a combination of SOX 404 , Board of Director, and IT consulting fees. These circumstances raised substantial doubt about our ability to continue as a going concern as of June 30, 2007. Consequently, we were actively seeking additional debt, and/or equity financing, and management was actively marketing for sale certain non-core assets.

On August 14, 2007 the assets of Open File Manager were sold and the cash proceeds from the transaction were $6.4 million. There will be additional cash received by the company for transition services provided to the acquirer and the release of $0.5 million from an indemnification escrow.

If the on-demand business continues to require cash investment and does not begin to meet sales expectations, we may need to raise additional funds on acceptable terms. If we cannot do so, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner.

At June 30, 2007, our current liabilities exceeded our current assets by approximately $13.6 million and we had a stockholders’ deficit of approximately $6.4 million. Our expenses consist primarily of variable costs such as payroll and related expenses that can be modified to meet our operating needs. In addition, approximately $10.9 million of the current liability balance at June 30, 2007 consists of deferred revenues, which represents amounts that will be amortized into revenue over time, as they are earned. While there are costs that will be incurred as these revenues are earned, management believes these costs are significantly less than the approximately $10.9 million recorded as a current liability or the approximately $16.5 million recorded as a liability in total.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements-(Continued)

(Unaudited)

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

Goodwill

The Company accounts for goodwill in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142. The Company subjects the goodwill to an annual impairment test or when events indicate that an impairment has occurred. The impairment test consists of a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that reporting unit. The fair value used in this evaluation is based upon discounted future cash flow projections for the reporting unit. As a result of our significant underperformance relative to the expected operating results, we tested our goodwill for impairment as of June 30, 2007. Based upon the results of the impairment test, management of the Company has concluded there was no impairment of goodwill at June 30, 2007. The Company is one reporting unit for purposes of testing goodwill.

Goodwill totaled $7.5 million and $7.7 million at June 30, 2007 and December 31, 2006, respectively that arose through business acquisitions made in 2000 and 2006. During the quarter ended June 30, 2007, goodwill was reduced by $0.2 million, or the fair value of 66,667 shares withheld from a stockholder as a result of indemnification claims in relation to the acquisition of AgaveOne.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements-(Continued)

(Unaudited)

Intangible assets

The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards (SFAS ) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, management reviews our long-lived asset groups, including property and equipment and other intangibles, for impairment and whenever events indicate that their carrying amount may not be recoverable. When management determines that one or more impairment indicators are present for an asset group, we compare the carrying amount of the asset group to net future undiscounted cash flows that the asset group is expected to generate. If the carrying amount of the asset group is greater than the net future undiscounted cash flows that the asset group is expected to generate, we compare the fair value to the book value of the asset group. If the fair value is less than the book value, we would recognize an impairment loss. The impairment loss would be the excess of the carrying amount of the asset group over its fair value. As a result of our significant underperformance relative to the expected operating results, we tested our intangible assets for impairment as of June 30, 2007. Based upon the results of the impairment test, management of the Company has concluded that there was no impairment of intangible assets at June 30, 2007. It is possible that the Company will have an impairment of intangible assets in the future if the on-demand service billings do not meet our expectations.

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

The Company granted options during the six months ended June 30, 2007, therefore all fair value calculations were done using the Black-Sholes model under the guidance of SFAS 123R. The weighted average fair value of options granted during the six months ended June 30, 2007, was calculated using the Black-Scholes option pricing model with the following valuation assumptions: expected volatility 74%; dividend yield 0%; risk free interest rates ranging from 4.54% to 5.14%; expected life 6.5 years. There were no options granted in the six months ended June 30, 2006.

Total stock-based compensation expense was approximately $321,000 and $0 for the three months ended June 30, 2007 and 2006, respectively, and $581,000 and $0 for the six months ended June 30, 2007 and 2006, respectively. The stock-based compensation expenses were charged to general and administrative expenses. The earnings per share effect as a result of the stock based compensation expense was approximately $0.02 and $0.04 for the three months and six months ended June 30, 2007, respectively. The tax effect was immaterial.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements-(Continued)

(Unaudited)

The following is a summary of stock option activity under the Plans as of June 30, 2007, and changes during the six months ended June 30, 2007:

	Number of Shares Outstanding	Weighted Average Exercise Price
Options outstanding at December 31, 2006	2,260,643	$3.12
Granted	1,149,364	$1.95
Exercised	(44,950)	$0.67
Forfeited/Expired	(1,311,767)	$3.79

Options outstanding at June 30, 2007	2,053,290	$2.08

Additional information regarding options outstanding as of June 30, 2007, is as follows:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.59 to $1.15	149,552	7.03	$0.74	134,552	$0.69
$1.19 to $1.19	166,988	0.90	$1.19	166,988	$1.19
$1.79 to $1.79	3,000	9.71	$1.79	—	$0.00
$1.80 to $1.80	70,000	8.15	$1.80	—	$0.00
$1.90 to $1.90	400,000	9.47	$1.90	—	$0.00
$1.95 to $1.95	934,865	8.89	$1.95	77,447	$1.95
$2.30 to $2.30	50,000	9.51	$2.30	—	$0.00
$3.71 to $3.71	200,000	9.19	$3.71	—	$0.00
$4.75 to $4.75	60,000	2.54	$4.75	60,000	$4.75
$5.20 to $5.20	18,885	8.04	$5.20	18,885	$5.20

$0.59 to $5.20	2,053,290	8.04	$2.08	457,872	$1.80

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements-(Continued)

(Unaudited)

Consistent with the adoption of the fair value recognition provisions of SFAS 123R and based upon the Company’s historical experience, the Company has estimated that 200,000 outstanding options under the Plans that are currently unvested will be forfeited.

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2007 was approximately $39,000. The aggregate intrinsic value represents the total intrinsic value, based upon the stock price of $0.98 at June 29, 2007. The intrinsic value of option exercises for the three and six months ended June 30, 2007 was approximately $0 and $69,000, respectively.

As of June 30, 2007, there was approximately $4.4 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted average period of 2.28 years.

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

			800,980

Stock purchase plan

The Company’s Employee Stock Purchase Plan, or ESPP, was adopted by our board of directors in December 2006, and approved by our shareholders in June 2007. The ESPP purchase period commenced on March 1, 2007, subject to the approval by the stockholders at the 2007 annual meeting and ended on the last business day in the period ending on June 30, 2007. The ESPP provides a means by which employees of the Company (and any parent or subsidiary of the Company designated by the Board of Directors to participate in the Purchase Plan) may be given an opportunity to purchase Common Stock of the Company

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements-(Continued)

(Unaudited)

at semi-annual intervals through payroll deductions, to assist the Company in retaining the services of its employees, to secure and retain the services of new employees, and to provide incentives for such persons to exert maximum efforts for the success of the Company. 400,000 shares have been initially reserved for issuance pursuant to purchase rights under the ESPP. A participant may contribute up to 15% of his or her compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on the purchase date, which is the last trading day of the offering period. The purchase price per share will be equal to 85% of the fair market value per share on the start date of the offering period in which the participant is enrolled or, if lower, 85% of the fair market value per share on the purchase date. In addition, the number of shares available for issuance under the Purchase Plan may be increased annually on the first day of each Company fiscal year, beginning in 2008 and ending in (and including) 2016, by an amount equal to the least of: (i) the difference between four hundred thousand (400,000) and the number of shares remaining authorized for issuance after the last purchase of shares, (ii) four hundred thousand (400,000) shares of Common Stock, or (iii) an amount determined by the Board of Directors or a committee of the Board of Directors appointed to administer the Purchase Plan. If rights granted under the Purchase Plan expire, lapse or otherwise terminate without being exercised, the shares of Common Stock not purchased under such rights again become available for issuance under the Purchase Plan. At June 30, 2007, $14,540 has been withheld from employee earnings for stock purchases under the ESPP.

Loss per share

Basic loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding. Diluted loss per share includes the components of basic loss per share and also gives effect to dilutive common stock equivalents. Potentially dilutive common stock equivalents include stock options and warrants. No dilutive effect was calculated for the six months ended June 30, 2007 and June 30, 2006, respectively, as the Company reported a net loss in each period.

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

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements-(Continued)

(Unaudited)

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

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (SFAS No. 43).” EITF 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in SFAS 43. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. The provisions of the EITF are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment approach upon adoption. The Company adopted EITF 06-2 during fiscal year 2007. The Company did not record, and does not anticipate any adjustments resulting from the adoption of EITF 06-2.

Reclassifications

Certain amounts in the 2006 financial statements have been reclassified to conform with the 2007 classifications. These reclassifications have no effect on reported net income.

2. Assets Held for Sale

In July 2007, our Board of Directors approved a plan to actively pursue potential purchasers of the Open File Manager product line. The Company has determined that the active pursuit of the sale of the product line meets the criteria that cause the related assets and liabilities to be classified as a disposal group, pursuant to SFAS No. 144. On August 14, 2007, the product line was sold. The sale is expected to result in a gain due to cash received and the immediate recognition of previously unrecognized deferred revenue.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has classified the identifiable assets and liabilities of the disposal group as held for sale subsequent to June 30, 2007.

The carrying amounts of the major classes of assets and liabilities included as part of the disposal group are summarized below as follows:

	June 30, 2007	December 31, 2006
Assets	$—	$—
Current portion of deferred revenue	(1,627,819)	(1,915,611)
Long term portion of deferred revenue	(274,681)	(347,947)

Total carrying amount of the disposal group	$(1,902,500)	$(2,263,558)

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements-(Continued)

(Unaudited)

3. Other Assets

Other assets consisted of the following:

	June 30, 2007	December 31, 2006
Capitalized software costs, net of amortization	$2,217,248	$2,500,496
Customer-related intangible, net of amortization	1,115,833	1,245,833
Security deposits	207,529	191,519

	$3,540,610	$3,937,848

Amortization for the customer related intangible is computed using the straight-line method over a useful life of five years. Amortization expense for the customer related intangible was approximately $65,000 and $0 for the three months ended June 30, 2007 and 2006, respectively, and $130,000 and $0 for the six months ended June 30, 2007 and 2006, respectively.

Amortization for the capitalized software costs are computed on an individual-product basis using the straight-line method over a useful life ranging from three to six years. Amortization expense related to capitalized software was approximately $142,000 and $22,000 for the three months ended June 30, 2007 and 2006, respectively, and $283,000 and $53,000 for six months ended June 30, 2007 and 2006, respectively. See Note 1 – Intangible assets.

4. Debt

Line of Credit

The Company had a $1,250,000 line of credit with a finance company that automatically renewed every six months. The line of credit provided for advances of up to 80% of eligible accounts receivable. Interest was payable monthly at 1.5% per month (18% per annum). The agreement included a provision for a 1% annual renewal fee and a 1% per annum charge for the average daily unused portion of the line. The agreement allowed for termination without penalty but required thirty days notice. The line of credit was secured by all of the assets of the Company and all assets acquired by the Company during the term of the agreement. The Company was required to deliver all accounts receivable proceeds to the finance company upon receipt by the Company. In May 2007, the Company terminated the above detailed agreement. At June 30, 2007, the balance was zero on the line of credit with this finance company.

On May 15, 2007, St. Bernard Software, Inc., a Delaware corporation (“St. Bernard”), entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, a California corporation (“SVB”). Pursuant to the terms of the Loan Agreement, SVB has agreed to provide St. Bernard with a two year revolving line of credit equal to the lesser of (i) $4,000,000 or (ii) the amount of the “Borrowing Base”, or eligible accounts receivable, as described in the Loan Agreement. The Loan Agreement also provides for term loans up to $2,000,000 pursuant to which St. Bernard may request up to a maximum of six term loan advances, the first of which was made available after May 15, 2007, in the amount of $1,000,000. The Loan Agreement further provides for letters of credit, advances in connection with SVB cash management services and a special reserve for foreign currency exchange contracts with SVB which in the aggregate may not exceed $250,000. The borrowing availability on the revolving line of credit is reduced by the amount of outstanding principal of any term loans, any outstanding letters of credit, any

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements-(Continued)

(Unaudited)

advances in connection with SVB cash management services and the amount of the reserve for foreign currency exchange contracts with SVB and is subject to the other terms and conditions described in the Loan Agreement. Advances under the revolving line of credit and the term loans shall accrue interest at a per annum rate equal to 2% above the greater of (i) SVB’s announced prime rate or (ii) 7.50%.

The obligations under the Loan Agreement are secured by substantially all of St. Bernard’s assets other than certain stock of St. Bernard’s foreign subsidiary and certain intellectual property rights.

The Loan Agreement contains customary affirmative and negative covenants and other restrictions. The affirmative covenants include, among others, the delivery of financial statements and accounts receivables schedules to SVB, the maintenance of insurance and the maintenance of a minimum level of tangible net worth. St. Bernard has also agreed that without the consent of SVB, it shall refrain from activities such as engaging in a merger or acquisition, incurring indebtedness, paying dividends or making distributions to its stockholders, repurchasing capital stock or making payments on subordinated debt. At June 30, 2007 we were in compliance with the above stated covenants and restrictions.

The Loan Agreement states that the Company will pay interest only for the first six months on Term Loan Advances outstanding. Thereafter, each Term Loan Advance will be payable in equal monthly installments of principal, plus interest, based on a 36 month amortization schedule, commencing in November 2007 and continuing on the same date of each month thereafter until the Term Loan Maturity Date of May 2009, on which date all remaining principal and accrued interest shall be paid in full.

Additionally, the Loan Agreement contains customary events of default including the following: nonpayment of principle or interest; the violation of a Loan Agreement covenant; the occurrence of a material adverse change; the attachment of a material portion of St. Bernard’s assets; insolvency; default by St. Bernard of any third party agreement pursuant to which the acceleration of $50,000 in principal may result; entry of a judgment equal or greater than $50,000 against St. Bernard; material misrepresentations by St. Bernard; and the default by St. Bernard under any subordinated debt. Upon the occurrence of an event of default by St. Bernard, the applicable interest rate shall become 5% above the rate that would otherwise be applicable.

In connection with the execution of the Loan Agreement, St. Bernard issued warrants to SVB on May 16, 2007, which allows SVB to purchase up to 100,000 shares of St. Bernard common stock at an exercise price of $1.60 per share. The warrants expire on the fifth anniversary of the warrant’s issue date. Accordingly, the Company recorded prepaid interest expense in the amount of $91,000, based on the estimated fair value allocated to the warrants using the following assumptions; 73.56% volatility, risk free interest rate of 4.71%, an expected life of five years and no dividends. Amortization of the interest expense for the six months ended June 30, 2007 was immaterial. Furthermore, St. Bernard has agreed to grant SVB certain piggyback registration rights with respect to the shares of common stock underlying the warrants. As of June 30, 2007, the balance on the line of credit with SVB was approximately $2.3 million.

5. Stockholders’ Deficit

Warrants

As of June 30, 2007 and 2006, a total of 8,750,104 and 8,719,341 shares of common stock, respectively, were reserved for issuance for the exercise of warrants at an exercise price of $1.60, $1.85, $2.98 and $5.00 per share.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements-(Continued)

(Unaudited)

6. Related Party Transactions

A stockholder and former member of the Board of Directors provides legal services to the Company in the ordinary course of business. Therefore, amounts due to this related party’s firm exist throughout the year. Billings from the firm totaled $14,000 and $430,000 for the three months ended June 30, 2007 and 2006, respectively, and $636,000 and $568,000 for the six months ended June 30, 2007 and 2006. Amounts due at June 30, 2007 and 2006 were $424,000 and $642,000, respectively.

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

In March 2007, Arthur Budman, a stockholder of the Company, filed a lawsuit against the Company and the Chief Financial Officer (CFO) in the Superior Court of the State of California, San Diego County, seeking monetary damages arising from the alleged negligence of the CFO in connection with communications regarding the terms of the merger of Old St. Bernard Software, Inc. and Sand Hill. It is the opinion of management that the outcome of this pending lawsuit will not materially affect the operations, the financial position, or cash flows of the Company.

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

8. Concentrations

Sales and revenue

The Company considers itself to operate within one business segment, Secure Content Management (SCM). For the six months ended June 30, 2007 and 2006, approximately 92% and 95% of the Company’s revenue was in North America, the remaining 8% and 5%, respectively, were disbursed over the rest of the world.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements-(Continued)

(Unaudited)

9. Asset Sale and License Agreement

On January 29, 2007, pursuant to the terms of an Asset Sale and License Agreement signed and effective as of January 4, 2007 (the “Agreement”), by and between the Company and Shavlik Technologies, LLC ( “Shavlik” ), St. Bernard assigned and sold to Shavlik St. Bernard’s UpdateEXPERT and UpdateEXPERT Premium software applications and related customer and end user license agreements, software, programming interfaces and other intellectual property rights and contracts for an aggregate purchase price of $1.2 million plus 45% of any maintenance renewal fees collected by Shavlik in excess of $1.2 million for renewals invoiced by Shavlik between February 1, 2007 and January 31, 2008 (the “Asset Sale”). As a result of the sale, the Company realized a gain of $3.7 million primarily due to the immediate recognition of deferred revenue offset by a loss of $0.3 million during the three months ended June 30, 2007 due to uncollectible accounts receivable amounts.

10. Subsequent Events

Asset Purchase Agreement

On August 14, 2007, pursuant to the terms of a Purchase Agreement signed and effective as of August 13, 2007 (the “Agreement”), by and between the Company and EVault, Inc., a wholly owned subsidiary of Seagate Technology, Inc., (“EVault”), St. Bernard assigned and sold to EVault St. Bernard’s Open File Manager (the “Product”) software applications, which include all of the rights, title, and interest worldwide of St. Bernard in and to (i) the Product, (ii) the Assumed Contracts, (iii) the St. Bernard Materials, (iv) all St. Bernard Intellectual Property Rights, (v) all claims of St. Bernard against third parties relating to the Purchased Assets, whether choate or inchoate, known or unknown, contingent or noncontingent, (vi) all data and information that is collected from, or on behalf of, customers of St. Bernard who are party to the Assumed Contracts (the “Customer Base”), the OEM Partners and any Lead, including to the extent that receipt of such information would not violate any applicable Law, (vii) all routing and billing information and components used in connection with the Assumed Contracts, and (viii) all other tangible or intangible asset of St. Bernard used in the Business and necessary for the operation or use of the Product for an aggregate purchase price of $6.9 million. As a result of the sale, the Company realized a gain of approximately $8.6 million in August 2007, primarily due to cash received and the immediate recognition of previously unrecognized deferred revenue. See Note 2.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-QSB contains forward-looking statements concerning our anticipated future revenues and earnings, adequacy of future cash flow, and related matters. These forward-looking statements include, but are not limited to, statements or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and “would” and similar expressions, and the negative thereof. Forward-looking statements are not guarantees of performance. We assume no obligation to update any such forward-looking statements, and these statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. For a summary of such risks and uncertainties, please see Risk Factors located in our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 2, 2007.

OVERVIEW

Our Business

We design, develop, and market secure content management (SCM) solutions that enable our customers to efficiently filter email, instant messaging (IM) and web usage. Our solutions block spam and viruses, and enforce acceptable use policies with respect to web access and email and IM usage. We provide additional capabilities in business continuity and compliance via hosted archiving of email and IM messages. We also provide customers with a hosted, on-demand email system that includes calendaring, a Web 2.0 interface and mobile user support. Our solutions are delivered as appliances and as on-demand software as a service (SaaS).

Our customers include more than 5,000 business, education, and government institutions. Our customers purchase our solutions directly from us, through our 1-tier and 2-tier reseller network, and through, original equipment manufacturers, (OEMs). Appliance purchases consist of an initial hardware purchase and software subscription, with recurring fees for data and maintenance. SaaS purchases consist of a single or multi-year subscription to the hosted services. Our primary customers are IT managers, directors, and administrators.

We invested significantly in research and development activities and for the six months ended June 30, 2007 and 2006 we spent $3.7 million and $3.0 million, respectively, on research and development. Our research and development efforts have been focused on network based secure content management solutions and expanding our product portfolio into new delivery models, such as SaaS, and additional secure content management markets, such as messaging security, business continuity and email systems, and consolidating these products under a common console.

Our Strategy

During 2005, we undertook an evaluation of the appropriate long-term strategy for our business. As a result of that process, we determined that we should continue to build on our existing small and medium enterprise security business by increasing our penetration of the secure content management market, and also seek to expand into broader security segments, such as messaging security. We also believed that the software industry was undergoing a trend towards consolidation, and that the areas of security, content management and compliance were beginning to converge. Commencing in the first half of 2005 and continuing through the third quarter of 2006, we investigated business combinations and other strategic transactions that would allow us to expand our security products and service offerings into one or more other key areas of the small and medium size enterprise secure content management market. We focused on acquiring anti-phishing, instant messaging management, anti-spyware and email filtering technologies in our initial pursuit of the expansion of our security business with our adjacent secure content management software products.

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

Effective October 17, 2006, we acquired AgaveOne, Inc., a Nevada corporation doing business as Singlefin. Singlefin provided on-demand security and business services to small and medium sized companies, including email filtering, web filtering and instant messaging management as a hosted or on demand service. In connection with the Singlefin acquisition, we paid Singlefin stockholders and option holders $0.47 million in cash, issued 471,288 shares of common stock and assumed certain stock options granted by Singlefin and converted them into options to acquire 47,423 shares of our common stock. During the quarter ended June 30, 2007, the shares issued in conjunction with the purchase were reduced by 66,667 as a result of indemnification claims. We also satisfied $5.5 million in Singlefin indebtedness and certain Singlefin employees received bonuses totaling $0.25 million. The aggregate value of the transaction was approximately $8.0 million.

Our Financial Results

For the quarter ended June 30, 2007, net revenue was $5.0 million, a decrease of 10.7% over the same period in 2006. The net loss for the quarter ended June 30, 2007 was $4.7 million, an increase from the second quarter of 2006 of 291.7%. Basic and diluted net loss per share was $0.32 for the three months ended June 30, 2007, an increase from a net loss per share of $0.12 reported in the same period in 2006, primarily the result of an increase in our operating expenses. The increase in operating expenses was mainly attributable to an increase of $0.7 million, or 25.9%, for sales and marketing expenses due to additional channel sales staff, which lead to an increase in base wages and commissions, and an increase in advertising expenses related to additional marketing for LivePrism on-demand service. In addition, an increase of $1.4 million or 140.0% for general and administrative expenses for the three months ended June 30, 2007 over the same period in 2006 was largely due to the costs associated with being a public company, which included an increase in compensation expenses and bonuses, an increase in legal costs, an increase in accounting costs, an increase in contract labor and consulting services, and an increase in insurance expenses.

We reported revenues of $10.4 million for the first six months of 2007 compared to $10.9 million in the same period last year, a decrease of 4.6%; a net loss for the first six months of 2007 of $5.7 million, compared to a net loss of $2.4 million in the same period last year; net basic loss per share for the first six months of 2007 was $0.38, compared to $0.25 reported in the same period last year.

Cash used by operations for the six months ended June 30, 2007 was $7.4 million compared to cash provided during the six months ended June 30, 2006 of $0.02 million. The increased use of cash was due primarily to an increased investment in general and administrative expenses due to being a public company of $3.0 million, an increased investment in sales and marketing of $2.2 million, a reduction in gross profit of $1.0 million, an increased investment in research and development of $0.7 million, a reduction of accounts payable of $0.6 million, and an increase in accrued expenses and other current liabilities of $0.1 million. Research, development, software license, and technical support costs for the on-demand service product group totaled $1.8 million for the six months ended June 30, 2007. These costs did not exist during the six months ended June 30, 2006.

We utilize cash in ways that management believes provide an optimal return on investment. Principal uses of our cash for investing and financing activities include new product development, acquisition of technologies, and purchases of property and equipment.

On May 15, 2007, we established a line of credit with Silicon Valley Bank, terminating our line of credit with Camel Financial. See section titled, “Credit Facility” for the terms of the agreement with Silicon Valley Bank. The balance on the line of credit with SVB was approximately $2.3 million as of June 30, 2007.

During the six months ended June 30, 2007, we continued to invest in product development. Two product extension efforts were underway during the quarter to enhance the features of iPrism version 4.0 and LivePrism.

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

These policies and estimates and our procedures related to these policies and estimates are described in detail below and under specific areas within the discussion and analysis of our financial condition and results of operations. Please refer to Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of St. Bernard for the six months ended June 30, 2007 included herein for further discussion of our accounting policies and estimates. There have been no material changes to these accounting policies during the six months ended June 30, 2007.

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

Goodwill arose through business acquisitions made in 2000 and 2006. We completed the test for the goodwill that arose in 2000 during the fourth quarter of 2006, and we were not required to record an impairment loss on that goodwill. As a result of our significant underperformance relative to the expected operating results, we tested our goodwill that arose in 2006 for impairment as of June 30, 2007 in accordance with SFAS No. 142. We were not required to record an impairment loss on that goodwill. The Company is one reporting unit for purposes of testing goodwill.

In accordance with Statement of Financial Accounting Standards (SFAS ) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, management reviews our long-lived asset groups, including property and equipment and other intangibles, for impairment and whenever events indicate that their carrying amount may not be recoverable. When management determines that one or more impairment indicators are present for an asset group, we compare the carrying amount of the asset group to net future undiscounted cash flows that the asset group is expected to generate. If the carrying amount of the asset group is greater than the net future undiscounted cash flows that the asset group is expected to generate, we compare the fair value to the book value of the asset group. If the fair value is less than the book value, we would recognize an impairment loss. The impairment loss would be the excess of the carrying amount of the asset group over its fair value. As a result of our significant underperformance relative to the expected operating results, we tested our intangible assets for impairment as of June 30, 2007. Based upon the results of the impairment test, management of the Company has concluded that there was no impairment of intangible assets at June 30, 2007. It is possible that we will have an impairment of intangible assets in the future if our on-demand service billings do not meet our expectations.

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

In July 2007, our Board of Directors approved a plan to actively pursue potential purchasers of our Open File Manager product line. The Company has determined that the active pursuit of the sale of the product line meets the criteria that cause the related assets and liabilities to be classified as a disposal group, pursuant to SFAS No. 144. On August 14, 2007, the product line was sold. The sale is expected to result in a gain due to cash received and the immediate recognition of previously unrecognized deferred revenue.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has classified the identifiable assets and liabilities of the Open File Manager product group as held for sale subsequent to June 30, 2007. See Note 2 in the Notes to the Consolidated Financial Statements.

Accounting for Income Taxes

We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This process requires that management estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences identified are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. Management’s judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or management’s interpretation of tax laws, including the provisions of the American Jobs Creation Act of 2004, and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our balance sheet and results of operations. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance if required. As of June 30, 2007, the deferred tax assets were fully reserved. The deferred tax assets include net operating losses and may be subject to significant annual limitation under certain provisions of the Internal Revenue Code of 1986, as amended. Management’s determination of valuation allowance is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate.

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

Results of Operations of St. Bernard Software, Inc.

Comparison of the Three Months Ended June 30, 2007 and 2006

Net Revenues

	For the Three Months Ended June 30,
	2007	2006	% Change
	(In millions, except percentages)
Total net revenue	$5.0	$5.6	(10.7)%

Net revenues decreased $0.6 million for the three months ended June 30, 2007 compared to the same period in the prior year due primarily to a decrease in license revenue of $0.4 million and a decrease in subscription revenue of $0.2 million. See discussion of changes in net license revenue and net subscription revenue below.

Net License Revenues

	For the Three Months Ended June 30,
	2007	2006	% Change
	(In millions, except percentages)
Net license revenue	$0.6	$1.0	(40.0)%
As a percentage of net revenue	12.0%	17.9%

For the three months ended June 30, 2007, our net license revenue decreased $0.4 million as compared to the same period in 2006 due primarily to a decrease in UpdateEXPERT license revenue. We sold the UpdateEXPERT product line to Shavlik Technologies in January 2007.

Net Appliance Revenues

	For the Three Months Ended June 30,
	2007	2006	% Change
	(In millions, except percentages)
Net appliance revenue	$0.9	$0.8	12.5%
As a percentage of net revenue	18.0%	14.3%

For the three months ended June 30, 2007, appliance hardware sales increased by $0.1 million due primarily to a reduction in discounts applied to sales of the model 500 iPrism appliance and two sales which included a large number of appliances. Total units sold for the three months ended June 30, 2007 and 2006 were 525 and 514, respectively.

Net Subscription Revenues

	For the Three Months Ended June 30,
	2007	2006	% Change
	(In millions, except percentages)
Net subscription revenue	$3.6	$3.8	(5.3)%
As a percentage of net revenue	72.0%	67.9%

For the three months ended June 30, 2007, our subscription revenue decreased $0.2 million over the same period in 2006 due primarily to the sale of UpdateEXPERT to Shavlik Technologies in January 2007. In addition, as of January 2007, we no longer marketed our Open File Manager product line, causing the subscription revenue for that product to decline in the three months ended June 30, 2007, as compared to the same period on 2006. More marketing efforts were concentrated towards the iPrism product line and the LivePrism product line. Renewal rates for our products range from 75% to 95%.

Cost of Revenue

	For the Three Months Ended June 30,
	2007	2006	% Change
	(In millions, except percentages)
Total cost of revenue	$1.8	$1.6	12.5%
Gross margin percent	64.0%	71.4%

Cost of revenue consists primarily of the cost of contract manufactured hardware, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Cost of revenue increased $0.2 million for the three months ended June 30, 2007, compared to the same period in 2006. Gross margin decreased 7.4% for the three months ended June 30, 2007, as compared to the same period in 2006 primarily due to an increase in appliance hardware costs and the addition of LivePrism costs, which include direct subscription costs and payroll related costs for our LivePrism technical support staff. The LivePrism product line has not gained adequate revenue traction to support its costs of revenue.

Cost of Appliance Revenue

	For the Three Months Ended June 30,
	2007	2006	% Change
	(In millions, except percentages)
Total cost of appliance revenue	$0.8	$0.6	33.3%
Gross margin percent	11.1%	25.0%

The cost of appliance revenue includes contract manufactured equipment, packaging and freight. The cost of hardware for the three months ended June 30, 2007 increased $0.2 million from the same period in 2006. The increase was due primarily to an increase of the amount of units shipped from the same period in 2006. The 13.9% decrease in gross margin percentage for the three months ended June 30, 2007 compared to the same period in 2006 can be attributed to the 12.5% increase in appliance revenue compared to a 33.3% increase in the costs of appliance revenue. The increase in costs of appliance revenue was primarily due to increased costs of freight, as well as an increase in the net number of outstanding customer-service replacement units at June 30, 2007 compared to June 30, 2006

Cost of Subscription Revenue

	For the Three Months Ended June 30,
	2007	2006	% Change
	(In millions, except percentages)
Total cost of subscription revenue	$1.0	$1.0	0.0%
Gross margin percent	72.2%	73.7%

The cost of subscription revenue includes the technical operation group that maintains the various databases and the technical support group. The cost of subscription revenue remained unchanged for the three months ended June 30, 2007 compared to the same period in 2006.

Sales and Marketing

	For the Three Months Ended June 30,
	2007	2006	% Change
	(In millions, except percentages)
Total sales and marketing	$3.4	$2.7	25.9%
As a percentage of net revenue	68.0%	48.2%

Sales and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the three months ended June 30, 2007, the sales and marketing expenses increased 25.9%, or $0.7 million, over the same period in 2006. The increase was primarily due to the hiring of additional channel sales staff as part of the expansion of the channel sales program in order to reach a broader customer base. This decision resulted in increased compensation expenses and commissions of $0.5 million, attributed to higher base salaries. In addition, there was an increase in advertising expenses related to the on-demand product line of $0.2 million in the three months ended June 30, 2007. Sales and marketing expenses are incurred to generate billings, which are deferred and recognized according to Generally Accepted Accounting Principles (GAAP).

Research and Development

	For the Three Months Ended June 30,
	2007	2006	% Change
	(In millions, except percentages)
Total research and development	$1.8	$1.4	28.6%%
As a percentage of net revenue	36.0%	25.0%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The increase of $0.4 million for the three months ended June 30, 2007 compared to the same period in 2006 was primarily the result of an increase of $0.3 million in compensation costs for additional specialized staff related to the expanded data center development, combined with an increase of $0.1 million in other research and development expenses. Management believes that a significant level of research and development investment is required to remain competitive and we expect to continue to invest in research and development activities.

We believe that the present level of research and development costs in the second quarter of 2007 will be sufficient in the future to keep the existing products competitive, however, additional development staff and other development resources will be required if a new product development effort is undertaken.

General and Administrative

	For the Three Months Ended June 30,
	2007	2006	% Change
	(In millions, except percentages)
Total general and administrative	$2.4	$1.0	140.0%
As a percentage of net revenue	48.0%	17.9%

General and administrative expenses consist primarily of salaries, related benefits, and fees for professional services, such as legal and accounting services. General and administrative expenses increased $1.4 million for the three months ended June 30, 2007 compared to the same period in 2006, largely due to an increase in compensation expenses and bonuses of approximately $0.4 million, $0.3 million in FAS 123R expenses, an increase in contract labor and consulting services of $0.2 million due to a combination of SOX 404 consulting fees, Board of Director fees, and IT consulting fees, and the amortization of the capitalized intangible assets of AgaveOne of approximately $0.2 million. In addition, there was an increase in accounting costs of $0.1 million, an increase in legal fees of $0.1 million, and an increase in insurance expenses of $0.1 million. The increased expenses for accounting, legal, and insurance costs are associated with being a public company.

Interest and Other Income, Net

	For the Three Months Ended June 30,
	2007	2006	% Change
	(In millions, except percentages)
Total interest and other income, net	$0.1	$0.1	0.0%
As a percentage of net revenue	2.0%	1.8%

Interest and other expenses, net, includes interest expenses, interest income, and other expenses. There was no change in interest expense for the three months ended June 30, 2007 over the same period in 2006.

Gain on sale of asset

	For the Three Months Ended June 30,
	2007	2006	% Change
	(In millions, except percentages)
Gain (loss) on sale of asset	$(0.3)	$0.0	(100.0)%
As a percentage of net revenue	(0.6)%	0.0%

The loss on the sale of asset of approximately $0.3 million was due to the sale of our UpdateEXPERT product line. As a result of the sale, the Company realized a loss of $0.3 million during the three months ended June 30, 2007 due to uncollectible accounts receivable amounts.

Comparison of the Six Months Ended June 30, 2007 and 2006

Net Revenues

	For the Six Months Ended June 30,
	2007	2006	% Change
	(In millions, except percentages)
Total net revenue	$10.4	$10.9	(4.6)%

Net revenues decreased $0.5 million for the six months ended June 30, 2007 compared to the same period in the prior year due primarily to a decrease in license revenue of $0.5 million. See discussion of changes in net license revenue below.

Net License Revenues

	For the Six Months Ended June 30,
	2007	2006	% Change
	(In millions, except percentages)
Net license revenue	$1.4	$1.9	(26.3)%
As a percentage of net revenue	13.5%	17.4%

For the six months ended June 30, 2007, our net license revenue decreased $0.5 million as compared to the same period in 2006. The license revenue decrease was primarily due to a decrease in the UpdateEXPERT license revenue. We sold the UpdateEXPERT product line to Shavlik Technologies in January 2007.

Net Appliance Revenues

	For the Six Months Ended June 30,
	2007	2006	% Change
	(In millions, except percentages)
Net appliance revenue	$1.6	$1.4	14.3%
As a percentage of net revenue	15.4%	12.8%

For the six months ended June 30, 2007, appliance hardware sales increased by $0.2 million due primarily to more appliance units sold as compared to the same period in 2006. In June 2007, we completed two sales which included a large number of appliances. Total units sold for the six months ended June 30, 2007 and 2006 were 923 and 883, respectively.

Net Subscription Revenues

	For the Six Months Ended June 30,
	2007	2006	% Change
	(In millions, except percentages)
Net subscription revenue	$7.4	$7.6	(2.6)%
As a percentage of net revenue	71.2%	69.7%

For the six months ended June 30, 2007, our subscription revenue decreased $0.2 million over the same period in 2006 due primarily to the sale of the UpdateEXPERT product line to Shavlik Technologies in January 2007. In addition, as of January 2007, we no longer marketed our Open File Manager product line, causing the subscription revenue for that product to decline in the six months ended June 30, 2007 as compared to the same period on 2006. More marketing efforts were concentrated towards the iPrism product line and the launch of our LivePrism product line. Renewal rates for our products range from 75% to 95%.

Cost of Revenue

	For the Six Months Ended June 30,
	2007	2006	% Change
	(In millions, except percentages)
Total cost of revenue	$3.5	$2.9	20.7%
Gross margin percent	66.3%	73.4%

Cost of revenue consists primarily of the cost of contract manufactured hardware, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Cost of revenue increased $0.6 million for the six months ended June 30, 2007 compared to the same period in 2006. Gross margin decreased 7.1% for the six months ended June 30, 2007 compared to the same period in 2006, primarily due to an increase in appliance hardware costs, and the addition of LivePrism costs, which include direct subscription costs and payroll related costs for our LivePrism technical support staff The LivePrism product line has not gained adequate revenue traction to support its costs of revenue.

Cost of Appliance Revenue

	For the Six Months Ended June 30,
	2007	2006	% Change
	(In millions, except percentages)
Total cost of appliance revenue	$1.3	$1.0	30.0%
Gross margin percent	18.8%	28.6%

The cost of appliance revenue includes contract manufactured equipment, packaging and freight. The cost of hardware for the six months ended June 30, 2007 increased $0.3 million from the same period in 2006. The increase was due primarily to an increase in the amount of units shipped from the same period in 2006. The 9.8% decrease in gross margin percentage for the six months ended June 30, 2007 compared to the same period in 2006 can be attributed to the 14.3% increase in appliance revenue compared to a 30.0% increase in the costs of appliance revenue. The increase in costs of appliance revenue was primarily due to increased costs of freight, as well as an increase in the net number of outstanding customer-service replacement units at June 30, 2007 compared to June 30, 2006

Cost of Subscription Revenue

	For the Six Months Ended June 30,
	2007	2006	% Change
	(In millions, except percentages)
Total cost of subscription revenue	$2.1	$1.9	10.5%
Gross margin percent	71.6%	75.0%

The cost of subscription revenue includes the technical operation group that maintains the various databases and the technical support group. The cost of subscription revenue increased $0.2 million for the six months ended June 30, 2007 compared to the same period in 2006. The increase in cost of subscription revenue in 2007 was primarily due to payroll related expenses and other direct expenses related to LivePrism, a subscription only product, which was launched in the first quarter of 2007. Gross margin decreased 3.4% for six months ended June 30, 2007 compared to the same period in 2006 primarily due to the increased costs to support our subscription services, mostly attributable to our LivePrism product line.

Sales and Marketing

	For the Six Months Ended June 30,
	2007	2006	% Change
	(In millions, except percentages)
Total sales and marketing	$7.5	$5.3	41.5%
As a percentage of net revenue	72.1%	48.6%

Sales and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the six months ended June 30, 2007, the sales and marketing expenses increased 41.5%, or $2.2 million, over the same period in 2006. The increase was primarily due to the hiring of additional channel sales staff as a result of a decision to expand the channel sales program in order to reach a broader customer base. This decision resulted in an increase in compensation expenses and commissions of $1.1 million, which was primarily attributed to higher base salaries for the additional staff. In addition, there was an increase in advertising expenses related to the on-demand product line of $0.7 million, an increase in consulting expenses of $0.1 million due to the reorganization of our EMEA office, an increase in travel expenses of $0.1 million due to additional travel for the increased sales staff, and an increase of $0.2 million in other sales and marketing related expenses in the six months ended June 30, 2007. Sales and marketing expenses are incurred to generate billings, which are deferred and recognized according to Generally Accepted Accounting Principles (GAAP).

Research and Development

	For the Six Months Ended June 30,
	2007	2006	% Change
	(In millions, except percentages)
Total research and development	$3.7	$3.0	23.3%
As a percentage of net revenue	35.6%	27.5%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The increase of $0.7 million for the six months ended June 30, 2007 compared to the same period in 2006 was primarily the result of an increase of $0.6 million in compensation costs for additional specialized staff related to the expanded data center development, combined with an increase of $0.1 million in other research and development expenses. Management believes that a significant level of research and development investment is required to remain competitive and we expect to continue to invest in research and development activities.

We believe that the present level of research and development costs in the second quarter of 2007 will be sufficient in the future to keep the existing products competitive, however, additional development staff and other development resources will be required if a new product development effort is undertaken.

General and Administrative

	For the Six Months Ended June 30,
	2007	2006	% Change
	(In millions, except percentages)
Total general and administrative	$4.9	$1.9	157.9%
As a percentage of net revenue	47.1%	17.4%

General and administrative expenses consist primarily of salaries, related benefits, and fees for professional services, such as legal and accounting services. General and administrative expenses increased $3.0 million for the six months ended June 30, 2007 compared to the same period in 2006, largely due to an increase in compensation expense and bonuses of $1.5 million, which includes FAS 123R expenses of $0.6 million, an increase in amortization expenses of approximately $0.4 million due to the amortization of capitalized intangible assets related to Agaveone, an increase in legal costs of $0.3 million, an increase in accounting costs of $0.3 million, an increase in contract labor and consulting services of $0.3 million due to a combination of SOX 404 consulting fees, Board of Director fees, and IT consulting fees, and an increase in insurance expenses of $0.2 million. The increase in accounting, legal, and insurance costs was due to the costs associated with being a public company.

Interest and Other Income, Net

	For the Six Months Ended June 30,
	2007	2006	% Change
	(In millions, except percentages)
Total interest and other income, net	$0.1	$0.2	(50.0)%
As a percentage of net revenue	1.0%	1.8%

Interest and other expenses, net, includes interest expenses, interest income, and other expenses. There was a decrease in interest expense of approximately $0.1 million for the six months ended June 30, 2007 over the same period in 2006 because we paid off the note we had with our former CEO during 2006, and therefore, the interest associated with the note did not exist in 2007.

Gain on sale of asset

	For the Six Months Ended June 30,
	2007	2006	% Change
	(In millions, except percentages)
Gain on sale of asset	$3.5	$0.0	100.0%
As a percentage of net revenue	33.7%	0.0%

The gain on the sale of asset of approximately $3.5 million was due to the sale of our UpdateEXPERT product line. As a result of the sale, the Company realized a gain of $3.7 million primarily due to the immediate recognition of deferred revenue offset by a loss during the three months ended June 30, 2007 due to uncollectible accounts receivable amounts, resulting in a $3.5 million gain for the six months ended June 30, 2007.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (SFAS No. 43).” EITF 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in SFAS 43. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. The provisions of the EITF are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment approach upon adoption. We adopted EITF 06-2 during fiscal year 2007. We did not record, and do not anticipate any adjustments resulting from the adoption of EITF 06-2.

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

Cash used by operations for the six months ended June 30, 2007 was $7.4 million compared to cash provided during the six months ended June 30, 2006 of $0.02 million. The increased use of cash was due primarily to an increased investment in general and administrative expenses due to being a public company of $3.0 million, an increased investment in sales and marketing of $2.2 million, a reduction in gross profit of $1.0 million, an increased investment in research and development of $0.7 million, a reduction of accounts payable of $0.6 million, and an increase in accrued expenses and other current liabilities of $0.1 million. Research, development, software license, and technical support costs for the on-demand service product group totaled $1.8 million for the six months ended June 30, 2007. These costs did not exist during the six months ended June 30, 2006.

Cash flows provided by investing activities for the six months ended June 30, 2007 was $0.9 million and cash used for the six months ended June 30, 2006 was $31,000, respectively. The cash provided by investing activities was primarily due to the proceeds from the sale of UpdateEXPERT for $1.2 million offset by additional costs related to the purchase of Singlefin for $0.1 million, and purchase of fixed assets for $0.2 million.

Cash flows provided by financing activities for the six months ended June 30, 2007 and 2006 was $2.0 and $0.5 million, respectively. The increased cash provided by financing activities was due to the additional borrowing of cash from our line of credit.

For the six months ended June 30, 2007, the net decrease in cash was $4.5 million compared to a net increase in cash of approximately $0.5 million for the comparable period in 2006.

Credit Facility

During 2001, we entered into a short-term credit facility with Camel Financial, Inc. in the amount of $0.5 million. During 2003, the short-term credit facility was renewed and increased to $1.3 million. The credit facility automatically renewed every six months. The line of credit provided for advances of up to 80% of eligible accounts receivable. Eligible accounts receivable were determined solely by the finance company. Interest was payable monthly at 1.5% per month (18% per annum). The agreement included a provision for a 1% annual renewal fee and a 1% per annum charge for the daily average unused portion of the line. The agreement allowed for termination without penalty but required thirty days prior notice for cancellation. The line of credit was secured by all of our assets and all of the assets acquired during the term of the agreement. We were required to deliver all accounts receivable proceeds against the outstanding line of credit balance upon receipt. In May 2007, we terminated the above detailed agreement. At June 30, 2007, the balance was zero on the line of credit with this finance company.

On May 15, 2007, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, a California corporation (“SVB”). Pursuant to the terms of the Loan Agreement, SVB has agreed to provide St. Bernard with a two year revolving line of credit equal to the lesser of (i) $4,000,000 or (ii) the amount of the “Borrowing Base”, or eligible accounts receivable, as described in the Loan Agreement. The Loan Agreement also provides for term loans up to $2,000,000 pursuant to which St. Bernard may request up to a maximum of six term loan advances, the first of which was made available after May 15, 2007, in the amount of $1,000,000. The Loan Agreement further provides for letters of credit, advances in connection with SVB cash management services and a special reserve for foreign currency exchange contracts with SVB which in the aggregate may not exceed $250,000. The borrowing availability on the revolving line of credit is reduced by the amount of outstanding principal of any term loans, any outstanding letters of credit, any advances in connection with SVB cash management services and the amount of the reserve for foreign currency exchange contracts with SVB and is subject to the other terms and conditions described in the Loan Agreement. Advances under the revolving line of credit and the term loans shall accrue interest at a per annum rate equal to 2% above the greater of (i) SVB’s announced prime rate or (ii) 7.50%.

The obligations under the Loan Agreement are secured by substantially all of St. Bernard’s assets other than certain stock of St. Bernard’s foreign subsidiary and certain intellectual property rights.

The Loan Agreement contains customary affirmative and negative covenants and other restrictions. The affirmative covenants include, among others, the delivery of financial statements and accounts receivables schedules to SVB, the maintenance of insurance and the maintenance of a minimum level of tangible net worth. St. Bernard has also agreed that without the consent of SVB, it shall refrain from activities such as engaging in a merger or acquisition, incurring indebtedness, paying dividends or making distributions to its stockholders, repurchasing capital stock or making payments on subordinated debt. At June 30, 2007 we were in compliance with the above stated covenants and restrictions.

The Loan Agreement states that the Company will pay interest only for the first six months on Term Loan Advances outstanding. Thereafter, each Term Loan Advance will be payable in equal monthly installments of principal, plus interest, based on a 36 month amortization schedule, commencing in November 2007 and continuing on the same date of each month thereafter until the Term Loan Maturity Date of May 2009, on which date all remaining principal and accrued interest shall be paid in full.

Additionally, the Loan Agreement contains customary events of default including the following: nonpayment of principle or interest; the violation of a Loan Agreement covenant; the occurrence of a material adverse change; the attachment of a material portion of St. Bernard’s assets; insolvency; default by St. Bernard of any third party agreement pursuant to which the acceleration of $50,000 in principal may result; entry of a judgment equal or greater than $50,000 against St. Bernard; material misrepresentations by St. Bernard; and the default by St. Bernard under any subordinated debt. Upon the occurrence of an event of default by St. Bernard, the applicable interest rate shall become 5% above the rate that would otherwise be applicable.

In connection with the execution of the Loan Agreement, St. Bernard issued warrants to SVB on May 16, 2007, which allows SVB to purchase up to 100,000 shares of St. Bernard common stock at an exercise price of $1.60 per share. The warrants expire on the fifth anniversary of the warrant’s issue date. Accordingly, the Company recorded prepaid interest expense in the amount of $91,000, based on the estimated fair value allocated to the warrants using the following assumptions; 73.56% volatility, risk free interest rate of 4.71%, an expected life of five years and no dividends. Amortization of the interest expense for the six months ended June 30, 2007 was immaterial. Furthermore, St. Bernard has agreed to grant SVB certain piggyback registration rights with respect to the shares of common stock underlying the warrants. As of June 30, 2007, the balance on the line of credit with SVB was approximately $2.3 million.

Liquidity

As of June 30, 2007, we had $0.3 million of cash and a working capital deficit of $13.6 million. As of June 30, 2007, we did not expect sufficient cash flows from operations during the next twelve months, along with our available line of credit financing and cash on hand, to cover our anticipated operating expenses plus continued development of our on-demand software as a service solution package. Billings from our on demand service have been lower than expected due to a several month delay in developing the new product line to effectively compete in the medium and large customer market space. In addition, we continue to invest in our on-demand service which includes the staffing of technical support personnel, as well as advertising expenses. Lastly, the increased costs associated with being a public company has caused an increase in the use of cash, which includes accounting, legal, and insurance fees; and a combination of SOX 404 , Board of Director, and IT consulting fees. These circumstances raised substantial doubt about our ability to continue as a going concern as of June 30, 2007. Consequently, we were actively seeking additional debt, and/or equity financing, and management was actively marketing for sale certain non-core assets. On August 14, 2007 the assets of Open File Manager were sold and the cash proceeds from the transaction were $6.4 million. There will be additional cash received by the company for transition services provided to the acquirer and the release of $0.5 million from an indemnification escrow.

If the on demand business continues to require cash investment and does not begin to meet sales expectations, we may need to raise additional funds on acceptable terms. If we cannot do so, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If the Company is not able to develop new and enhanced products that achieve widespread market acceptance, it may be unable to recover product development costs, and its earnings and revenue may decline.

On January 1, 2007, we had cash on hand of approximately $4.8 million. We used that cash plus incurred additional debt during the subsequent two quarters. We are developing our on-demand services, which may require a larger cash investment than we currently anticipate. The market for St. Bernard’s products is intensely competitive and is likely to become even more so in the future. St. Bernard also faces increasing competition from security solutions providers who may add security modules or features to their product offerings. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of St. Bernard’s products to achieve or maintain more widespread market acceptance, any of which could have a material adverse effect on its business, results of operations and financial condition.

We have a history of losses and have not been able to achieve profitability. Our cumulative net loss was approximately $45.3 million and $39.7 million as of June 30, 2007 and December 31, 2006, respectively. There can be no assurances that we will become or remain profitable or that losses and negative cash flows will not continue to occur.

Off-Balance Sheet Arrangements

Except for the commitments arising from our operating lease arrangements, we have no other off-balance sheet arrangements that are reasonably likely to have a material effect on our financial statements.

Adoption of Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan, or ESPP, was adopted by our board of directors in December 2006 and approved by our shareholders in June 2007. The ESPP purchase period commenced on March 1, 2007, subject to the approval by the stockholders at the 2007 annual meeting and ended on the last business day in the period ending on June 30, 2007. The ESPP provides a means by which employees of the Company (and any parent or subsidiary of the Company designated by the Board of Directors to participate in the Purchase Plan) may be given an opportunity to purchase Common Stock of the Company at semi-annual intervals through payroll deductions, to assist the Company in retaining the services of its employees, to secure and retain the services of new employees, and to provide incentives for such persons to exert maximum efforts for the success of the Company 400,000 shares have been initially reserved for issuance pursuant to purchase rights under the ESPP. A participant may contribute up to 15% of his or her compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on the purchase date, which is the last trading day of the offering period. The purchase price per share will be equal to 85% of the fair market value per share on the start date of the offering period in which the participant is enrolled or, if lower, 85% of the fair market value per share on the purchase date. In addition, the number of shares available for issuance under the Purchase Plan may be increased annually on the first day of each Company fiscal year, beginning in 2008 and ending in (and including) 2016, by an amount equal to the least of: (i) the difference between four hundred thousand (400,000) and the number of shares remaining authorized for issuance after the last purchase of shares, (ii) four hundred thousand (400,000) shares of Common Stock, or (iii) an amount determined by the Board of Directors or a committee of the Board of Directors appointed to administer the Purchase Plan. If rights granted under the Purchase Plan expire, lapse or otherwise terminate without being exercised, the shares of Common Stock not purchased under such rights again become available for issuance under the Purchase Plan. At June 30, 2007, $14,540 has been withheld from employee earnings for stock purchases under the ESPP.

Asset Sale and License Agreement

On January 29, 2007, pursuant to the terms of an Asset Sale and License Agreement signed and effective as of January 4, 2007 (the “Agreement”), by and between the Company and Shavlik Technologies, LLC ( “Shavlik” ), St. Bernard assigned and sold to Shavlik St. Bernard’s UpdateEXPERT and UpdateEXPERT Premium software applications and related customer and end user license agreements, software, programming interfaces and other intellectual property rights and contracts for an aggregate purchase price of $1.2 million plus 45% of any maintenance renewal fees collected by Shavlik in excess of $1.2 million for renewals invoiced by Shavlik between February 1, 2007 and January 31, 2008 (the “Asset Sale”). As a result of the sale, we realized a gain of $3.7 million primarily due to the immediate recognition of deferred revenue offset by a loss of $0.3 million during the three months ended June 30, 2007 due to uncollectible accounts receivable amounts.

Subsequent Events

On August 14, 2007, pursuant to the terms of an Asset Purchase Agreement signed and effective as of August 13, 2007 (the “Agreement”), by and between the Company and EVault, Inc., a wholly owned subsidiary of Seagate Technology, Inc., (“EVault”), St. Bernard assigned and sold to EVault St. Bernard’s Open File Manager (the “Product”) software applications, which include all of the rights, title, and interest worldwide of St. Bernard in and to (i) the Product, (ii) the Assumed Contracts, (iii) the St. Bernard Materials, (iv) all St. Bernard Intellectual Property Rights, (v) all claims of St. Bernard against third parties relating to the Purchased Assets, whether choate or inchoate, known or unknown, contingent or noncontingent, (vi) all data and information that is collected from, or on behalf of, customers of St. Bernard who are party to the Assumed Contracts (the “Customer Base”), the OEM Partners and any Lead, including to the extent that receipt of such information would not violate any applicable Law, (vii) all routing and billing information and components used in connection with the Assumed Contracts, and (viii) all other tangible or intangible asset of St. Bernard used in the Business and necessary for the operation or use of the Product for an aggregate purchase price of $6.9 million. As a result of the sale, the Company realized a gain of approximately $8.6 million in August 2007, primarily due to cash received and the immediate recognition of previously unrecognized deferred revenue.

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

Certain statements contained in this report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in the forward-looking statements in this interim report could differ materially from those stated in the forward-looking statements due to various factors, including but not limited to, the fact that we derive a majority of our license revenue from sales of a few product lines, our ability to manage our direct sales and OEM distribution channels effectively, risks associated with the our international sales and operations, our ability to successfully promote awareness of the need for our products and of our brand, risks associated with the IT security industry and those other risks and uncertainties detailed in our filings with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on April 2, 2007. In addition, there is the risk that we may not be successful in our efforts to integrate our acquisitions. Our failure to manage risks associated with our acquisitions could harm our business. A component of our business strategy is to enter new markets and to expand our presence in existing markets by acquiring complementary technologies that allow us to increase our product offerings, augment our distribution channels, expand our market opportunities or broaden our customer base. For example, we acquired Singlefin in October 2006. Acquisitions involve a number of risks, including:

•	diversion of management’s attention;

•	difficulty in integrating and absorbing the acquired business and its employees, corporate culture, managerial systems and processes, technology, products and services;

•	failure to retain key personnel and employee turnover;

•	challenges in retaining customers of the acquired business, and customer dissatisfaction or performance problems with the acquired firm;

•	inability to develop products or services that meet our customers’ needs;

•	assumption of unknown liabilities;

•	dilutive issuances of securities or use of debt or limited cash;

•	incremental amortization expenses related to acquired intangible assets, as well as potential future impairment charges to goodwill or intangible assets; and

•	other unanticipated events or circumstances.

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

Evaluation of Disclosure Controls

As of June 30, 2007, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the six months ended June 30, 2007.

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

The Annual Meeting of Stockholders was held on Thursday, June 14, 2007. The following matters were voted upon at the meeting and were adopted by the margins indicated:

1. The stockholders elected three Directors to hold office for a term expiring upon the 2010 Annual Meeting of Stockholders.

	Number of Shares
Name of Director Elected	For	Withheld
Richard Arnold	11,118,147	739,499
Scott Broomfield	11,118,247	739,399
Humphrey Polanen	11,118,147	739,499

The following individuals are continuing directors with terms expiring upon the 2008 Annual Meeting of Stockholders (Class A): Bart A. M. van Hedel and Louis Ryan.

The following individuals are continuing directors with terms expiring upon the 2009 Annual Meeting of Stockholders (Class B): Vince Rossi and Mel S. Lavitt.

2. The stockholders approved an amendment of the Company’s Amended and Restated Certificate of Incorporation to eliminate the requirement that the Company’s Board of Directors be a classified, staggered board and to provide that after the amendment becomes effective directors of the Company shall serve one year terms and stand for re-election annually.

For	9,752,116
Against	69,574
Abstain	10,472
Broker Non-Votes	2,024,484

3. The stockholders approved the adoption of the Company’s 2006 Employee Stock Purchase Plan authorizing issuance of up to 400,000 shares of common stock under the 2006 Employee Stock Purchase Plan in 2007, and each year thereafter during the term of such plan.

For	9,462,858
Against	351,531
Abstain	17,773
Broker Non-Votes	2,024,484

4. The stockholders approved an amendment to the Company’s 2005 Stock Option Plan to authorize the issuance of an additional 1,000,000 shares of common stock under such plan.

For	8,787,062
Against	954,002
Abstain	18,598
Broker Non-Votes	2,096,984

5. The stockholders ratified the selection by the Audit Committee of the Board of Directors of Mayer Hoffmann McCann, P.C. as independent auditors of the Company for its fiscal year ending December 31, 2007.

For	11,820,557
Against	2,600
Abstain	33,489
Broker Non-Votes	—

Item 6.	Exhibits

2.1	Agreement and Plan of Merger dated October 26, 2005, by and among Sand Hill IT Security Acquisition Corp., Sand Hill Merger Corp. and St. Bernard Software, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

2.2	Amendment to Agreement and Plan of Merger by and among Sand Hill IT Security Acquisition Corp., Sand Hill Merger Corp. and St. Bernard Software, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

2.3	Amendment to Agreement and Plan of Merger by and among Sand Hill IT Security Acquisition Corp., Sand Hill Merger Corp. and St. Bernard Software, Inc. (incorporated herein by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

2.4	Agreement and Plan of Merger and Reorganization dated as of October 3, 2006, by and among St. Bernard Software, Inc., AgaveOne Acquisition Corp., Singlefin Acquisition, LLC, AgaveOne, Inc. (d/b/a Singelfin) and Jake Jacoby (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2006).

2.5	Amendment to Agreement and Plan of Merger and Reorganization dated as of October 16, 2006, by and among St. Bernard Software, Inc., AgaveOne Acquisition Corp., Singlefin Acquisition, LLC, AgaveOne, Inc. (d/b/a Singlefin) and Jake Jacoby (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2006).

2.6	Asset Sale and License Agreement dated as of January 4, 2007, by and between St. Bernard Software, Inc. and Shavlik Technologies, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2007).

2.7	Asset Purchase Agreement dated as of August 13, 2007, by and between St. Bernard Software, Inc. and EVault, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2007).

3.1	Amended and Restated Certificate of Incorporation of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

3.2	Amended and Restated Bylaws of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007).

4.1	Specimen Unit Certificate of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 4.1 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-114861) filed with the Securities and Exchange Commission on June 23, 2004).

4.2	Specimen Common Stock Certificate of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007).

4.3	Specimen Warrant Certificate of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 4.3 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-114861) filed with the Securities and Exchange Commission on June 23, 2004).

4.4	Unit Purchase Option No. UPO-2 dated July 30, 2004, granted to Newbridge Securities Corporation (incorporated herein by reference to Exhibit 4.4.1 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.5	Unit Purchase Option No. UPO-3 dated July 30, 2004, granted to James E. Hosch (incorporated herein by reference to Exhibit 4.4.2 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.6	Unit Purchase Option No. UPO-4 dated July 30, 2004, granted to Maxim Group, LLC (incorporated herein by reference to Exhibit 4.4.3 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.7	Unit Purchase Option No. UPO-5 dated July 30, 2004, granted to Broadband Capital Management, LLC (incorporated herein by reference to Exhibit 4.4.4 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.8	Unit Purchase Option No. UPO-6 dated July 30, 2004, granted to I-Bankers Securities Incorporated (incorporated herein by reference to Exhibit 4.4.5 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.9	Warrant Agreement dated July 27, 2004 between American Stock Transfer and Trust Company and St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.10	Warrant Agreement dated May 16, 2007 between Silicon Valley Bank and St. Bernard Software, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2007).

10.1	Employee Separation Agreement with Release of Claims dated May 11, 2007 between St. Bernard Software, Inc. and Robert Crowe (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2007).

10.2	Loan and Security Agreement dated May 15, 2007 by and between St. Bernard Software, Inc. and Silicon Valley Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2007).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. BERNARD SOFTWARE, INC.

Date: August 17, 2007	By:	/s/ Vincent Rossi
Vincent Rossi
Chief Executive Officer

Date: August 17, 2007	By:	/s/ Alfred F. Riedler
Alfred F. Riedler
Chief Financial Officer