Form 10QSB
period 2007-09-30
ST. BERNARD SOFTWARE, INC.
filed 2007-11-19
CIK 1288496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007.

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

As of November 14, 2007 there were 14,760,052 shares of the registrant’s common stock outstanding.

ST. BERNARD SOFTWARE, INC.

For the Quarter Ended September 30, 2007

Form 10-QSB

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

St. Bernard Software, Inc.

Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$2,806,551	$4,841,871
Accounts receivable - net of allowance for doubtful accounts of $422,000 and $678,000 at September 30, 2007, and December 31, 2006, respectively	2,869,205	3,964,403
Inventories	788,469	729,739
Prepaid expenses and other current assets	671,849	483,840

Total current assets	7,136,074	10,019,853
Fixed Assets - Net	1,732,781	1,726,050
Other Assets	276,329	3,937,848
Goodwill	7,567,975	7,709,212

	$16,713,159	$23,392,963

Liabilities and Stockholders’ Deficit

Current Liabilities
Line of credit	$1,000,000	$296,410
Accounts payable	3,138,467	4,559,323
Accrued compensation expenses	953,603	1,525,821
Accrued expenses and other current liabilities	294,613	291,718
Current portion of capitalized lease obligations	148,623	75,087
Deferred revenue	9,342,996	11,873,376

Total current liabilities	14,878,302	18,621,735
Capitalized Lease Obligations, Less Current Portion	210,445	141,617
Deferred Revenue	5,601,801	5,842,809

Total liabilities	20,690,548	24,606,161

Commitments and Contingencies
Stockholders’ Deficit
Preferred stock, $0.01 par value; 5,000,000 shares authorized and 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized and 14,760,052 and 14,764,251 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	147,600	147,643
Additional paid-in capital	39,032,394	38,304,771
Accumulated deficit	(43,157,383)	(39,665,612)

Total stockholders’ deficit	(3,977,389)	(1,213,198)

	$16,713,159	$23,392,963

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.

Unaudited Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Sales
License	$252,619	$969,311	$1,667,742	$2,829,693
Appliance	621,758	805,356	2,248,998	2,233,284
Subscription	3,582,479	3,884,338	10,954,835	11,476,575

Total Sales	4,456,856	5,659,005	14,871,575	16,539,552

Cost of Sales
License	4,571	53,168	54,825	74,983
Appliance	399,675	594,038	1,736,267	1,571,926
Subscription	901,899	1,084,267	2,967,280	3,015,500

Total Cost of Sales	1,306,145	1,731,473	4,758,372	4,662,409

Gross Profit	3,150,711	3,927,532	10,113,203	11,877,143
Sales and marketing expenses	2,847,717	2,550,500	10,321,735	7,827,189
Research and development expenses	1,167,597	1,571,969	4,850,468	4,599,780
General and administrative expenses	1,689,534	2,204,573	6,549,648	4,116,777
Impairment of intangible assets related to the acquisition of AgaveOne	3,261,667	—	3,261,667	—

Total Operating Expenses	8,966,515	6,327,042	24,983,518	16,543,746

Loss from Operations	(5,815,804)	(2,399,510)	(14,870,315)	(4,666,603)
Other (Income) Expense
Interest expense - net	72,914	51,812	144,975	220,113
Gain on sale of assets	(7,967,025)	—	(11,430,440)	—
Other income	(97,314)	—	(97,314)	—
Warrant income	—	(2,630,400)	—	(2,630,400)

Total Other Income	(7,991,425)	(2,578,588)	(11,382,779)	(2,410,287)

Income (Loss) Before Income Taxes	2,175,621	179,078	(3,487,536)	(2,256,316)
Income tax expense	—	(1,059,000)	(4,235)	(1,059,000)

Net Income (Loss)	$2,175,621	$(879,922)	$(3,491,771)	$(3,315,316)

Income (Loss) Per Common Share - Basic	$0.15	$(0.08)	$(0.24)	$(0.31)

Income (Loss) Per Common Share - Diluted	$0.15	$(0.08)	$(0.24)	$(0.31)

Weighted Average Shares Outstanding - Basic	14,759,671	11,582,535	14,772,774	10,785,781

Weighted Average Shares Outstanding - Diluted	14,804,689	11,582,535	14,772,774	10,785,781

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.

Unaudited Consolidated Statements of Stockholders' Deficit

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2006	14,764,251	$147,643	$38,304,771	$(39,665,612)	$(1,213,198)
Common stock issued for exercise of employee options	44,950	449	29,595	—	30,044
Common stock issued under the employee stock purchase plan	17,518	175	14,365	—	14,540
Stock-based compensation expense	—	—	841,257	—	841,257
Common stock cancelled as a result of an indemnification claim	(66,667)	(667)	(249,335)	—	(250,002)
Value of warrants issued	—	—	91,741	—	91,741
Net loss	—	—	—	(3,491,771)	(3,491,771)

Balance at September 30, 2007	14,760,052	$147,600	$39,032,394	$(43,157,383)	$(3,977,389)

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.

Unaudited Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2007	2006
Cash Flows From Operating Activities
Net loss	$(3,491,771)	$(3,315,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	926,635	447,958
Provision for bad debts	(255,893)	34,388
Gain on sale of assets	(11,430,440)	—
Impairment of intangible assets related to the acquisition of AgaveOne	3,261,667	—
Compensation expense	841,257	486,628
Noncash interest expense	6,905	—
Noncash warrant income	—	(2,630,400)
Change in valuation allowance of deferred tax asset	—	1,059,000
Increase (decrease) in cash resulting from changes in:
Accounts receivable	1,351,091	814,372
Inventories	(58,730)	183,550
Prepaid expenses and other current assets	(218,029)	(517,533)
Accounts payable	(1,420,856)	(779,678)
Accrued expenses and other current liabilities	(481,429)	(402,056)
Deferred revenue	1,253,522	1,095,116

Net cash used in operating activities	(9,716,071)	(3,523,971)

Cash Flows From Investing Activities
Additional costs related to purchase of business	(108,764)	—
Purchases of fixed assets	(285,989)	(91,266)
Proceeds from the sale of assets	7,413,025	—

Net cash provided by (used in) investing activities	7,018,272	(91,266)

Cash Flows From Financing Activities
Net proceeds from issuance of common stock related to merger	—	17,519,732
Proceeds from note payable	—	483,333
Proceeds from stock option and warrant exercises	30,044	97,900
Proceeds from the sales of stock under the employee stock purchase plan	14,540	—
Principal payments on capitalized lease obligations	(85,695)	(38,854)
Principal payments on notes payable	—	(743,955)
Net increase (decrease) in line of credit	703,590	(669,849)

Net cash provided by financing activities	662,479	16,648,307

Net Increase (Decrease) in Cash and Cash Equivalents	(2,035,320)	13,033,070
Cash and Cash Equivalents at Beginning of Period	4,841,871	9,211

Cash and Cash Equivalents at End of Period	$2,806,551	$13,042,281

Cash paid during the period for:
Interest	$205,026	$257,655
Income taxes	$1,677	$10,000

During the nine months ended September 30, 2007, the Company entered into capitalized lease obligations for the purchase of $218,542 in fixed assets.

In April 2007, the shares issued in conjunction with the purchase of AgaveOne were reduced by 66,667 shares, or $250,000, as a result of indemnification claims.

In May 2007, the Company issued 100,000 warrants in conjunction with a loan agreement with a bank. See Note 3.

In September 2007, the Company recorded an impairment charge of $3,261,667 to write-down the intangible assets related to the acquisition of AgaveOne. See Notes 1 and 2.

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

Effective October 17, 2006, the Company acquired AgaveOne, Inc., a Nevada corporation doing business as Singlefin. Singlefin provided on-demand security and business services to small and medium sized companies, including email filtering, web filtering and instant messaging management as a hosted or on demand service. In connection with the Singlefin acquisition, the Company paid Singlefin stockholders and option holders $0.47 million in cash, issued 471,288 shares of common stock and assumed certain stock options granted by Singlefin and converted them into options to acquire 47,423

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements-(Continued)

(Unaudited)

shares of our common stock. During the nine months ended September 30, 2007, the shares issued in conjunction with the purchase were reduced by 66,667 as a result of indemnification claims. The Company also satisfied $5.5 million in Singlefin indebtedness and certain Singlefin employees received bonuses totaling $0.25 million. The aggregate value of the transaction was approximately $8.0 million.

The following pro forma consolidated information is presented as if the October 2006 acquisition of AgaveOne, Inc. occurred on January 1, 2006. The unaudited pro forma consolidated results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisition been in effect in the periods indicated above, or of the future results of operations. The unaudited pro forma consolidated results for the quarter ended September 30, 2006, are as follows (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Net sales	$5,753	$16,822
Net loss	$(1,295)	$(4,559)
Basic and Diluted Loss per Common Share	(0.10)	(0.41)
Weighted Average Shares Outstanding	13,178	11,203

Basis of presentation

The accompanying consolidated financial statements have been prepared by us without audit and reflect all adjustments (consisting of normal and recurring adjustments and accruals) which are, in our opinion, necessary to present a fair statement of the results for the interim periods presented. The consolidated financial statements include our accounts and those of our subsidiary. All inter-company balances and transactions have been eliminated in consolidation. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with U.S. generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The information included in this form 10-QSB should be read in conjunction with the Company’s financial statements and footnotes that are included in the most recent 10-KSB.

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates used in preparing the consolidated financial statements include those assumed in computing the allowance for uncollectible accounts receivable, the valuation allowance on deferred tax assets, in testing goodwill and other intangible assets for impairment, and assumptions used to determine the fair value of stock options under SFAS 123R.

Liquidity

As of September 30, 2007, the Company had $2.8 million of cash and a working capital deficit of $7.8 million. Operating losses for the three and nine months ended September 30, 2007 were $5.8 million and $14.9 million, respectively. As of September 30, 2007, we do not expect sufficient cash flows from operations during the next twelve months, along with our available line of credit financing and cash on hand, to cover our anticipated operating expenses plus continued development of our on-demand software as a service solution package. Although the Company had a net income of $2.2 million for the current quarter as a result of the gain from the sale of the assets of Open File Manager on August 14,

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements-(Continued)

(Unaudited)

2007, it has incurred a net loss of $3.5 million for the nine months ended September 30, 2007. The net cash proceeds from the sale of Open File Manager were $6.2 million. There may be additional cash received by the company for transition services provided to the acquirer and the release of $0.5 million from an indemnification escrow. Billings from our on demand service have been lower than expected due to a several month delay in developing the new product line to effectively compete in the medium and large customer market space. In addition, the Company continued to invest in our on-demand service which includes the staffing of technical support personnel, as well as advertising expenses. If the on-demand business continues to require cash investment and does not begin to meet sales expectations, we may need to raise additional funds on acceptable terms. If we cannot do so, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. Furthermore, the increased costs associated with being a public company has caused an increase in the use of cash, which includes accounting, legal, and insurance fees; and a combination of SOX 404, Board of Director, and IT consulting fees.

At September 30, 2007, our current liabilities exceeded our current assets by approximately $7.8 million and the Company had a stockholders’ deficit of approximately $4.0 million. Our expenses consist primarily of variable costs such as payroll and related expenses that can be modified to meet our operating needs. In addition, approximately $9.3 million of the current liability balance at September 30, 2007 consists of deferred revenues, which represents amounts that will be amortized into revenue over time, as they are earned. While there are costs that will be incurred as these revenues are earned, management believes these costs are significantly less than the approximately $9.3 million recorded as a current liability or the approximately $14.9 million recorded as a liability in total.

These circumstances raise substantial doubt about our ability to continue as a going concern as of September 30, 2007. Consequently, we are actively seeking additional debt and/or equity financing. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. A material shortage of capital will require us to take drastic steps such as reducing our level of operations or seeking an acquisition partner. In addition, the Company anticipates experiencing cash shortages mid-way through the first quarter of 2008 which could result in a breach of the Silicon Valley Bank covenant. If the Company is not able to develop new and enhanced products that achieve widespread market acceptance, it may be unable to recover product development costs, and its earnings and revenue may decline.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements-(Continued)

(Unaudited)

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

Goodwill

The Company accounts for goodwill in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142. The Company subjects the goodwill to an annual impairment test or when events indicate that an impairment has occurred. The impairment test consists of a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that reporting unit. The fair value used in this evaluation is based upon discounted future cash flow projections for the reporting unit. As a result of our significant underperformance relative to the expected operating results, we tested our goodwill for impairment as of September 30, 2007. Based upon the results of the impairment test, management of the Company has concluded there was no impairment of goodwill at September 30, 2007. The Company is one reporting unit for purposes of testing goodwill.

Goodwill totaled $7.6 million and $7.7 million at September 30, 2007 and December 31, 2006, respectively that arose through business acquisitions made in 2000 and 2006. The decrease in goodwill was equivalent to the fair value of 66,667 shares withheld from a stockholder as a result of indemnification claims in relation to the acquisition of AgaveOne.

Intangible assets

The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards (SFAS ) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, management reviews our long-lived asset groups, including property and equipment and other intangibles, for impairment and whenever events indicate that their carrying amount may not be recoverable. When management determines that one or more impairment indicators are present for an asset group, the Company compares the carrying amount of the asset group to net future undiscounted cash flows that

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements-(Continued)

(Unaudited)

the asset group is expected to generate. If the carrying amount of the asset group is greater than the net future undiscounted cash flows that the asset group is expected to generate, the Company compares the fair value to the book value of the asset group. If the fair value is less than the book value, the Company would recognize an impairment loss. The impairment loss would be the excess of the carrying amount of the asset group over its fair value. As a result of our significant underperformance relative to the expected operating results and current-period operating and cash flow losses coupled with a history of such losses, the Company tested its intangible assets for impairment during the nine months ended September 30, 2007. Based upon the results of the test, management has concluded that the intangible assets related to the acquisition of AgaveOne was impaired at September 30, 2007. Per the analysis, the Company has determined that the carrying value of the long-lived intangible assets exceeded the sum of the undiscounted cash flow, over a five year projection period, expected to result from the use and eventual disposition of the asset group. As a result, an impairment charge of $3.3 million was recorded at September 30, 2007 to write-down the intangible asset to zero. See Note 2.

Stock options

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), “Share-based Payment”, using the modified prospective method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based upon the grant date fair value estimated in accordance with SFAS 123R. Prior to the adoption of SFAS 123R on January 1, 2006, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

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

The Company granted options during the nine months ended September 30, 2007 and 2006, therefore all fair value calculations were done using the Black-Sholes model under the guidance of SFAS 123R. The weighted average fair value of options granted during the nine months ended September 30, 2007 and 2006, respectively, was calculated using the Black-Scholes option pricing model with the following valuation assumptions:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Average expected life (years)	6.5	6.5
Average expected volatility factor	75.0%	66.0%
Average risk-free interest rate	4.54 to 5.14%	4.72 to 5.09%
Average expected dividend yield	0	0

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements-(Continued)

(Unaudited)

Total stock-based compensation expense was approximately $260,000 and $487,000 for the three months ended September 30, 2007 and 2006, respectively, and $841,000 and $487,000 for the nine months ended September 30, 2007 and 2006, respectively. The stock-based compensation expenses were charged to general and administrative expenses. The earnings per share effect as a result of the stock based compensation expense was approximately $0.02 and $0.04 for the three months ended September 30, 2007 and 2006, respectively, and $0.06 and $0.05 for the nine months ended September 30, 2007 and 2006, respectively. The tax effect was immaterial.

The following is a summary of stock option activity under the Plans as of September 30, 2007, and changes during the nine months ended September 30, 2007:

	Number of Shares Outstanding	Weighted Average Exercise Price
Options outstanding at December 31, 2006	2,260,643	$3.12
Granted	1,294,364	$1.82
Exercised	(44,950)	$0.67
Forfeited/Expired	(1,534,292)	$3.47

Options outstanding at September 30, 2007	1,975,765	$2.03

Additional information regarding options outstanding as of September 30, 2007, is as follows:

Range of Exercise Prices		Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.59	to $0.82	278,572	8.04	$0.73	158,572	$0.71
$1.15	to $1.19	76,279	3.18	$1.18	61,279	$1.19
$1.79	to $1.79	3,000	9.45	$1.79	—	$0.00
$1.80	to $1.80	60,000	5.47	$1.80	—	$0.00
$1.90	to $1.90	400,000	9.22	$1.90	—	$0.00
$1.95	to $1.95	831,128	8.75	$1.95	243,119	$1.95
$2.30	to $2.30	50,000	9.25	$2.30	—	$0.00
$3.71	to $3.71	200,000	8.94	$3.71	66,000	$3.71
$4.75	to $4.75	60,000	2.29	$4.75	60,000	$4.75
$5.20	to $5.20	16,786	8.79	$5.20	16,786	$5.20

$0.59	to $5.20	1,975,765	8.27	$2.03	605,756	$2.11

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements-(Continued)

(Unaudited)

Consistent with the adoption of the fair value recognition provisions of SFAS 123R and based upon the Company’s historical experience, the Company has estimated that 231,000 outstanding options under the Plans that are currently unvested will be forfeited.

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2007 was approximately $39,000 and $25,000, respectively. The aggregate intrinsic value represents the total intrinsic value, based upon the stock price of $0.87 at September 30, 2007. The intrinsic value of option exercises for the three and nine months ended September 30, 2007 was approximately $0 and $69,000, respectively.

As of September 30, 2007, there was approximately $4.0 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted average period of 2.13 years.

Amendment to recent stock option grants

On January 3, 2007, the Board of Directors of St. Bernard approved an amendment to certain stock option grants made by St. Bernard to certain St. Bernard employees and directors between July 14, 2006 and December 4, 2006, reducing the exercise price of the amended option grants to the closing fair market price of St. Bernard common stock on January 11, 2007. The intention of St. Bernard’s Board of Directors in approving the amendment is to reestablish the incentive and retentive value of the amended stock options for the affected employees and directors, as the relevant options had been left significantly “out-of-the-money” due to declines in the price of St. Bernard common stock. A substantial majority of the options that were amended were granted to new executives and employees that joined St. Bernard after the merger with Sand Hill IT Security Acquisition Corp. in July 2006. The reason for delaying the determination of the new grant date for the amended option grants until January 11, 2007 was to enable the market to absorb the information before setting the new exercise price. The amendment affects options to purchase a total of up to 1,055,064 shares of the Company’s common stock, including options granted to the executive officers and directors of the Company. The Company expects incremental compensation expenses in relation to the amended stock option grants to total approximately $283,000.

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

			800,980

Employee stock purchase plan

The Company’s Employee Stock Purchase Plan, or ESPP, was adopted by our board of directors in December 2006, and approved by our shareholders in June 2007 at the annual shareholders’ meeting.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements-(Continued)

(Unaudited)

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

For the initial offering period of March 1, 2007 to June 30, 2007, $14,540 was withheld from employee earnings for the stock purchases of 17,518 shares of Common Stock. At September 30, 2007, $17,700 has been withheld from employee earnings for stock purchases of Common Stock under the ESPP for the offering period of July 1, 2007 to December 31, 2007. Compensation expense was immaterial for the three and nine months ended September 30, 2007.

Shares available for issuance under the Company’s Employee Stock Purchase Plan are as follows:

Number of Shares
Shares reserved for issuance at December 31, 2006	400,000
Shares issued during nine months ended September 30, 2007	(17,518)

Shares reserved for issuance at September 30, 2007	382,482

The Company used the following assumptions to estimate the fair value of the semi-annual employee stock purchase plan share grants during the nine months ended September 30, 2007:

Nine Months Ended September 30, 2007
Average expected life (years)	0.5
Average expected volatility factor	75.0%
Average risk-free interest rate	5.0%
Average expected dividend yield	0

Income/Loss per share

Basic income/loss per share is calculated by dividing net income/loss by the weighted-average number of shares of common stock outstanding. Diluted income/loss per share includes the components of basic

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements-(Continued)

(Unaudited)

income/loss per share and also gives effect to dilutive common stock equivalents. Potentially dilutive common stock equivalents include stock options and warrants. A dilutive effect was calculated for the three months ended September 30, 2007 as the Company report a net income. Conversely, there was no dilutive effect calculated for the three months ended September 30, 2006 and for the nine months ended September 30, 2007 and 2006, as the Company reported a net loss in each period.

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

New accounting standards

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF 07-3 requires that nonrefundable advance payments for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. It also states that entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the impact, if any, this pronouncement will have on its financial statements.

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”. EITF 06-11 requires that the tax benefit with respect to dividends or dividend equivalents for non-vested restricted shares or restricted share units that are paid to employees be recorded as an increase to additional paid-in capital. EITF 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company is currently evaluating the impact, if any, this pronouncement will have on its financial statements.

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

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements-(Continued)

(Unaudited)

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

Reclassifications

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 classifications. These reclassifications have no effect on reported net income (loss).

2. Other Assets

Other assets consisted of the following:

	September 30, 2007	December 31, 2006
Capitalized software costs, net of amortization	$54,790	$2,500,496
Customer-related intangible, net of amortization	—	1,245,833
Security deposits	221,539	191,519

Total other assets	$276,329	$3,937,848

Amortization for the capitalized software costs are computed on an individual-product basis using the

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements-(Continued)

(Unaudited)

straight-line method over a useful life ranging from three to six years. Amortization expense related to capitalized software was approximately $17,000 and $22,000 for the three months ended September 30, 2007 and 2006 and $300,000 and $75,000 for nine months ended September 30, 2007 and 2006, respectively. Amortization for the customer related intangible is computed using the straight-line method over a useful life of five years. Amortization expense for the customer related intangible was approximately $0 for the three months ended September 30, 2007 and 2006, respectively, and $130,000 and $0 for the nine months ended September 30, 2007 and 2006, respectively.

At September 30, 2007, the management of the Company tested the intangible assets related to the acquisition of AgaveOne for impairment and concluded that an impairment charge of approximately $3.3 million was necessary per the guidance provided by FAS 144. The impairment charge consisted of approximately $3.8 million in intangible assets, offset by the related amortization of approximately $0.5 million. As a result, the net capitalized software costs and the customer-related intangibles were $2.2 million and $1.1 million, respectively. See Note 1—Intangible Assets.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements-(Continued)

(Unaudited)

3. Debt

Line of Credit

The Company had a $1,250,000 line of credit with a finance company that automatically renewed every six months. The line of credit provided for advances of up to 80% of eligible accounts receivable. Interest was payable monthly at 1.5% per month (18% per annum). The agreement included a provision for a 1% annual renewal fee and a 1% per annum charge for the average daily unused portion of the line. The agreement allowed for termination without penalty but required thirty days notice. The line of credit was secured by all of the assets of the Company and all assets acquired by the Company during the term of the agreement. The Company was required to deliver all accounts receivable proceeds to the finance company upon receipt by the Company. In May 2007, the Company terminated the above detailed agreement. At September 30, 2007, the balance was zero on the line of credit with this finance company.

On May 15, 2007, the Company (“St. Bernard”), entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, a California corporation (“SVB”). Pursuant to the terms of the Loan Agreement, SVB has agreed to provide St. Bernard with a two year revolving line of credit equal to the lesser of (i) $4,000,000 or (ii) the amount of the “Borrowing Base”, or eligible accounts receivable, as described in the Loan Agreement. The Loan Agreement also provides for term loans up to $2,000,000 pursuant to which St. Bernard may request up to a maximum of six term loan advances, the first of which was made available after May 15, 2007, in the amount of $1,000,000. The Loan Agreement further provides for letters of credit, advances in connection with SVB cash management services and a special reserve for foreign currency exchange contracts with SVB which in the aggregate may not exceed $250,000. The borrowing availability on the revolving line of credit is reduced by the amount of outstanding principal of any term loans, any outstanding letters of credit, any advances in connection with SVB cash management services and the amount of the reserve for foreign currency exchange contracts with SVB and is subject to the other terms and conditions described in the Loan Agreement. Advances under the revolving line of credit and the term loans shall accrue interest at a per annum rate equal to 2% above the greater of (i) SVB’s announced prime rate or (ii) 7.50%.

The obligations under the Loan Agreement are secured by substantially all of St. Bernard’s assets other than certain stock of St. Bernard’s foreign subsidiary and certain intellectual property rights.

The Loan Agreement contains customary affirmative and negative covenants and other restrictions. The affirmative covenants include, among others, the delivery of financial statements and accounts receivables schedules to SVB, the maintenance of insurance and the maintenance of a minimum level of

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements-(Continued)

(Unaudited)

tangible net worth. St. Bernard has also agreed that without the consent of SVB, it shall refrain from activities such as engaging in a merger or acquisition, incurring indebtedness, paying dividends or making distributions to its stockholders, repurchasing capital stock or making payments on subordinated debt. At September 30, 2007 the Company was in compliance with the above stated covenants and restrictions.

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

Additionally, the Loan Agreement contains customary events of default including the following: nonpayment of principle or interest; the violation of a Loan Agreement covenant; the occurrence of a material adverse change; the attachment of a material portion of St. Bernard’s assets; insolvency; default by St. Bernard of any third party agreement pursuant to which the acceleration of $50,000 in principal may result; entry of a judgment equal to or greater than $50,000 against St. Bernard; material misrepresentations by St. Bernard; and the default by St. Bernard under any subordinated debt. Upon the occurrence of an event of default by St. Bernard, the applicable interest rate shall become 5% above the rate that would otherwise be applicable.

In connection with the execution of the Loan Agreement, St. Bernard issued warrants to SVB on May 16, 2007, which allows SVB to purchase up to 100,000 shares of St. Bernard common stock at an exercise price of $1.60 per share. The warrants expire on the fifth anniversary of the warrant’s issue date. Accordingly, the Company recorded prepaid interest expense in the amount of $91,000, based on the estimated fair value allocated to the warrants using the following assumptions; 73.56% volatility, risk free interest rate of 4.71%, an expected life of five years and no dividends. Amortization of the interest expense for the three and nine months ended September 30, 2007 was approximately $2,000 and $7,000, respectively. Furthermore, St. Bernard has agreed to grant SVB certain piggyback registration rights with respect to the shares of common stock underlying the warrants. As of September 30, 2007, the balance on the line of credit with SVB was $1.0 million.

4. Stockholders’ Deficit

Warrants

As of September 30, 2007 and 2006, a total of 8,750,104 and 8,650,104 shares of common stock, respectively, were reserved for issuance for the exercise of warrants at an exercise price of $1.60, $1.85, $2.98 and $5.00 per share.

5. Related Party Transactions

During July 2007, the chief executive officer loaned the Company $15,000 pursuant to the terms of a promissory note. The note was unsecured, bore no interest, and was repaid in August 2007.

A stockholder and former member of the Board of Directors provides legal services to the Company in the ordinary course of business. Therefore, amounts due to this related party’s firm exist throughout the year. Billings from the firm totaled $4,000 and $91,000 for the three months ended September 30, 2007 and 2006, respectively, and $641,000 and $659,000 for the nine months ended September 30, 2007 and 2006. Amounts due at September 30, 2007 and 2006 were $425,000 and $36,000, respectively.

The Company presently occupies office space provided by an affiliate of certain officers and directors

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements-(Continued)

(Unaudited)

of the Company. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services.

6. Commitment and Contingencies

Litigation

In the normal course of business, the Company is occasionally named as a defendant in various lawsuits. On March 14, 2007, Arthur Budman filed an action against the Company in the San Diego Superior Court for the County of San Diego, asserting claims of intentional misrepresentation, negligent misrepresentation, fraudulent concealment, and negligence. A trial date has been scheduled for February 22, 2008. The Company intends to vigorously defend its interests in this matter and expects that the resolution of this matter will not have a material adverse effect on its business, financial condition, results of operations, or cash flows. However, due to the uncertainties in litigation, no assurance can be given as to the outcome of these proceedings.

Miscellaneous contingency

In January 2006, an enterprise wide review of job descriptions and employee classifications was conducted by the Company. Based upon current responsibilities, certain exempt/non exempt classifications were updated. Any changes in classifications will be implemented going forward.

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

7. Concentrations

Sales and revenue

The Company considers itself to operate within one business segment, Secure Content Management

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements-(Continued)

(Unaudited)

(SCM). For the nine months ended September 30, 2007 and 2006, approximately 94% and 99% of the Company’s revenue was in North America, the remaining 6% and 1%, respectively, was disbursed over the rest of the world.

8. Asset Sale/Purchase and License Agreements

On January 29, 2007, pursuant to the terms of an Asset Sale and License Agreement signed and effective as of January 4, 2007 (the “Agreement”), by and between the Company and Shavlik Technologies, LLC ( “Shavlik” ), St. Bernard assigned and sold to Shavlik St. Bernard’s UpdateEXPERT and UpdateEXPERT Premium software applications and related customer and end user license agreements, software, programming interfaces and other intellectual property rights and contracts for an aggregate purchase price of $1.2 million plus 45% of any maintenance renewal fees collected by Shavlik in excess of $1.2 million for renewals invoiced by Shavlik between February 1, 2007 and January 31, 2008 (the “Asset Sale”). As a result of the sale, the Company realized a gain of $3.4 million primarily due to the immediate recognition of deferred revenue offset by uncollectible accounts receivable amounts.

On August 14, 2007, pursuant to the terms of a Purchase Agreement signed and effective as of August 13, 2007 (the “Agreement”), by and between the Company and EVault, Inc., a wholly owned subsidiary of Seagate Technology, Inc., (“EVault”), St. Bernard assigned and sold to EVault St. Bernard’s Open File Manager (the “Product”) software applications, which include all of the rights, title, and interest worldwide of St. Bernard in and to (i) the Product, (ii) the Assumed Contracts, (iii) the St. Bernard Materials, (iv) all St. Bernard Intellectual Property Rights, (v) all claims of St. Bernard against third parties relating to the Purchased Assets, whether choate or inchoate, known or unknown, contingent or noncontingent, (vi) all data and information that is collected from, or on behalf of, customers of St. Bernard who are party to the Assumed Contracts (the “Customer Base”), the OEM Partners and any Lead, including to the extent that receipt of such information would not violate any applicable Law, (vii) all routing and billing information and components used in connection with the Assumed Contracts, and (viii) all other tangible or intangible asset of St. Bernard used in the Business and necessary for the operation or use of the Product for an aggregate purchase price of $6.9 million. As a result of the sale, the Company realized a gain of approximately $8.0 million in August 2007, primarily due to the cash received and the immediate recognition of previously unrecognized deferred revenue.

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

OVERVIEW

Our Business

We design, develop, and market secure content management (SCM) and policy compliance solutions to medium and enterprise class customers. These SCM solutions enable our customers to efficiently filter and manage their employee usage policy for the internet, e-mail and instant messaging (IM). We also provide an on-demand archiving solution for internet usage, e-mail and IM that supports our customers policy requirements for message retention and discovery. Our solutions are delivered as appliances and as on-demand software as a service (SaaS).

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

We invested significantly in research and development activities and for the nine months ended September 30, 2007 and 2006 we spent $4.9 million and $4.6 million, respectively, on research and development. Our research and development efforts have been focused on network based secure content management solutions and expanding our product portfolio into new delivery models, such as SaaS, and additional secure content management markets, such as messaging security.

Our Strategy

During the quarter ended December 31, 2006, we announced a strategy that focused on the secure content management (SCM) market. We implemented a significant transformation that includes the divestiture of two legacy product lines, capacity expansion of our LivePrism SaaS business, and numerous cost reduction initiatives to deliver this strategy. With most of the needed transformation complete, we announced in October 2007 our intent to deliver a “hybrid” secure content management product family during the first half of 2008. We believe that this “hybrid” product strategy will differentiate the company and enable us to grow faster than our competition. We have also commenced to realign our sales and marketing efforts to allow us to better serve medium and enterprise class customers in conjunction with the above mentioned product strategy. As we move through 2008, we will finalize the company’s transformation and continue to expand our product portfolio to create additional leverage across our customer base.

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

Effective October 17, 2006, we acquired AgaveOne, Inc., a Nevada corporation doing business as Singlefin. Singlefin provided on-demand security and business services to small and medium sized companies, including email filtering, web filtering and instant messaging management as a hosted or on demand service. In connection with the Singlefin acquisition, we paid Singlefin stockholders and option holders $0.47 million in cash, issued 471,288 shares of common stock and assumed certain stock options granted by Singlefin and converted them into options to acquire 47,423 shares of our common stock. During the nine months ended September 30, 2007, the shares issued in conjunction with the purchase were reduced by 66,667 as a result of indemnification claims. We also satisfied $5.5 million in Singlefin indebtedness and certain Singlefin employees received bonuses totaling $0.25 million. The aggregate value of the transaction was approximately $8.0 million.

Our Financial Results

For the quarter ended September 30, 2007, net revenue was $4.5 million, a decrease of 21.1% over the same period in 2006. The net income for the quarter ended September 30, 2007 was $2.2 million, an increase from the third quarter of 2006 of 344.4%. Basic and diluted net income per share was $0.15 for the three months ended September 30, 2007, an increase of $0.23 from a net loss per share of $0.08 reported in the same period in 2006. The increase primarily resulted from an $8.0 million gain on the sale of our Open File Manager product line to EVault, Inc. in August 2007, offset by an increase in net operating expenses of $2.7 million. The increase in net operating expenses consisted of an impairment charge related to the intangible assets in connection with the acquisition of AgaveOne of approximately $3.3 million, offset by a decrease of $0.4 million, or 25.0%, in research and development expenses due to a decrease in payroll related expenses, resulting from the sale of the UpdateEXPERT and Open File Manager product lines. Also, there was a decrease of $0.5 million, or 22.7% for general and administrative expenses for the three months ended September 30, 2007 over the same period in 2006 largely due to decreases in legal and accounting costs, bonuses, and FAS 123R expenses. Sales and marketing expenses increased $0.2 million, or 7.7%, due to an increase in advertising expenses related to additional marketing for the LivePrism on-demand service for the quarter ended September 30, 2007 as compared to the same period in 2006. In addition, there was an increase of $0.1 million in other operating expenses.

We reported revenues of $14.9 million for the first nine months of 2007 compared to $16.5 million in the same period last year, a decrease of 9.7%; a net loss for the first nine months of 2007 of $3.5 million, compared to a net loss of $3.3 million in the same period last year; net basic and diluted loss per share for the first nine months of 2007 was $0.24, compared to $0.31 reported in the same period last year. The decrease in the basic and diluted loss per share was attributable to the $11.4 million gain from the sale of the UpdateEXPERT in January 2007 and Open File Manager in August 2007.

Cash used in operations for the nine months ended September 30, 2007 was $9.7 million compared to cash used during the nine months ended September 30, 2006 of $3.5 million. The increased use of cash was due primarily to an increased investment in sales and marketing of $2.5 million, an increased investment in general and administrative expenses due to being a public company of $2.4 million, a reduction of accounts payable of $1.4 million, an increased investment in research and development of $0.3 million, and a decrease of $0.4 million in other operating expenses. Research, development, software license, and technical support costs for the on-demand service product group totaled $2.5 million for the nine months ended September 30, 2007. These costs did not exist during the nine months ended September 30, 2006.

We utilize cash in ways that management believes provide an optimal return on investment. Principal uses of our cash for investing and financing activities include new product development, acquisition of technologies, and purchases of property and equipment.

On May 15, 2007, we established a line of credit with Silicon Valley Bank, terminating our line of credit with Camel Financial. See section titled, “Credit Facility” for the terms of the agreement with Silicon Valley Bank. The balance on the line of credit with SVB was $1.0 million as of September 30, 2007.

During the nine months ended September 30, 2007, we continued to invest in product development. Two product extension efforts were underway during the quarter to enhance the features of iPrism version 5.0 and LivePrism.

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

These policies and estimates and our procedures related to these policies and estimates are described in detail below and under specific areas within the discussion and analysis of our financial condition and results of operations. Please refer to Note 1, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements of St. Bernard for the nine months ended September 30, 2007 included herein for further discussion of our accounting policies and estimates. There have been no material changes to these accounting policies during the nine months ended September 30, 2007.

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

Goodwill arose through business acquisitions made in 2000 and 2006. We completed the test for the goodwill that arose in 2000 during the fourth quarter of 2006, and we were not required to record an impairment loss on that goodwill. As a result of our significant underperformance relative to the expected operating results, we tested our goodwill that arose in 2006 for impairment at September 30, 2007 in accordance with SFAS No. 142. We were not required to record an impairment loss on that goodwill. The Company is one reporting unit for purposes of testing goodwill.

In accordance with Statement of Financial Accounting Standards (SFAS ) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, management reviews our long-lived asset groups, including property and equipment and other intangibles, for impairment and whenever events indicate that their carrying amount may not be recoverable. When management determines that one or more impairment indicators are present for an asset group, we compare the carrying amount of the asset group to net future undiscounted cash flows that the asset group is expected to generate. If the carrying amount of the asset group is greater than the net future undiscounted cash flows that the asset group is expected to generate, we compare the fair value to the book value of the asset group. If the fair value is less than the book value, we would recognize an impairment loss. The impairment loss would be the excess of the carrying amount of the asset group over its fair value. As a result of our significant underperformance relative to the expected operating results and current-period operating and cash flow losses coupled with the operating history of such losses, the Company tested its intangible assets for impairment during the nine months ended September 30, 2007. Based upon the results of the test, management has concluded that the intangible assets related to the acquisition of AgaveOne were impaired at September 30, 2007. Per the analysis, the Company has determined that the carrying value of the long-lived intangible assets exceeded the sum of the undiscounted cash flow, over a five year projection period, expected to result from the use and eventual disposition of the asset group. As a result, an impairment charge of $3.3 million was recorded at September 30, 2007 to write-down the intangible asset to zero. See Notes 1 and 2.

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

Accounting for Income Taxes

We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This process requires that management estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences identified are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. Management’s judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or management’s interpretation of tax laws, including the provisions of the American Jobs Creation Act of 2004, and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our balance sheet and results of operations. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance if required. As of September 30, 2007, the deferred tax assets were fully reserved. The deferred tax assets include net operating losses and may be subject to significant annual limitation under certain provisions of the Internal Revenue Code of 1986, as amended. Management’s determination of valuation allowance is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate.

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

In the normal course of business, the Company is occasionally named as a defendant in various lawsuits. On March 14, 2007, Arthur Budman filed an action against the Company in the San Diego Superior Court for the County of San Diego, asserting claims of intentional misrepresentation, negligent misrepresentation, fraudulent concealment, and negligence. A trial date has been scheduled for February 22, 2008. The Company intends to vigorously defend its interests in this matter and expects that the resolution of this matter will not have a material adverse effect on its business, financial condition, results of operations, or cash flows. However, due to the uncertainties in litigation, no assurance can be given as to the outcome of these proceedings.

Results of Operations of St. Bernard Software, Inc.

Comparison of the Three Months Ended September 30, 2007 and 2006

Net Revenues

	For the Three Months Ended September 30,
	2007	2006	% Change
	(In millions, except percentages)
Total net revenue	$4.5	$5.7	(21.1)%

Net revenues decreased $1.2 million for the three months ended September 30, 2007 compared to the same period in the prior year due primarily to a decrease in license revenue of $0.7 million, a decrease in appliance revenue of $0.2 million, and a decrease in subscription revenue of $0.3 million. See discussion of changes in net license revenue, net appliance revenue, and net subscription revenue below.

Net License Revenues

	For the Three Months Ended September 30,
	2007	2006	% Change
	(In millions, except percentages)
Net license revenue	$0.3	$1.0	(70.0)%
As a percentage of net revenue	6.7%	17.5%

For the three months ended September 30, 2007, our net license revenue decreased $0.7 million as compared to the same period in 2006 due primarily to a decrease in UpdateEXPERT and Open File Manager license revenue. We sold the UpdateEXPERT product line to Shavlik Technologies in January 2007, and we sold the Open File Manager product line to EVault, Inc. in August 2007.

Net Appliance Revenues

	For the Three Months Ended September 30,
	2007	2006	% Change
	(In millions, except percentages)
Net appliance revenue	$0.6	$0.8	(25.0)%
As a percentage of net revenue	13.3%	14.0%

For the three months ended September 30, 2007, appliance hardware sales decreased by $0.2 million due primarily to a reduction in iPrism and ePrism appliances units sold. The decrease in the amount of appliances sold can be primarily attributed to a decrease in marketing efforts for the iPrism and ePrism appliances. Our Company focused its marketing efforts mainly towards our on-demand product line. Total units sold for the three months ended September 30, 2007 and 2006 were 369 and 462, respectively.

Net Subscription Revenues

	For the Three Months Ended September 30,
	2007	2006	% Change
	(In millions, except percentages)
Net subscription revenue	$3.6	$3.9	(7.7)%
As a percentage of net revenue	80.0%	68.4%

For the three months ended September 30, 2007, our subscription revenue decreased $0.3 million over the same period in 2006 due primarily to the sale of UpdateEXPERT to Shavlik Technologies in January 2007 and the sale of Open File Manager to EVault in August 2007. In addition, as of January 2007, we no longer marketed our Open File Manager product line, causing the subscription revenue for that product to decline in the three months ended September 30, 2007, as compared to the same period on 2006. More marketing efforts were concentrated towards the iPrism and LivePrism product lines. Renewal rates for our products range from 75% to 95%.

Cost of Revenue

	For the Three Months Ended September 30,
	2007	2006	% Change
	(In millions, except percentages)
Total cost of revenue	$1.3	$1.7	(23.5)%
Gross margin percent	71.1%	70.2%

Cost of revenue consists primarily of the cost of contract manufactured hardware, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Cost of revenue decreased $0.4 million for the three months ended September 30, 2007, compared to the same period in 2006. Gross margin increased 0.9% for the three months ended September 30, 2007, as compared to the same period in 2006 primarily due to a decrease in appliance hardware costs, offset by the addition of LivePrism costs, which include direct subscription costs and payroll related costs for our LivePrism technical support staff. The LivePrism product line has not gained adequate revenue traction to support its costs of revenue.

Cost of Appliance Revenue

	For the Three Months Ended September 30,
	2007	2006	% Change
	(In millions, except percentages)
Total cost of appliance revenue	$0.4	$0.6	(33.3)%
Gross margin percent	33.3%	25.0%

The cost of appliance revenue includes contract manufactured equipment, packaging and freight. The cost of hardware for the three months ended September 30, 2007 decreased $0.2 million from the same period in 2006. The decrease was due primarily to a decrease of the amount of units shipped from the same period in 2006. The 8.3% increase in gross margin percentage for the three months ended September 30, 2007 compared to the same period in 2006 can be attributed to a 33.3% decrease in the costs of appliance revenue. The decrease in costs of appliance revenue was primarily due to decreased costs of freight, as well as a decrease in the net number of outstanding customer-service replacement units at September 30, 2007 compared to September 30, 2006.

Cost of Subscription Revenue

	For the Three Months Ended September 30,
	2007	2006	% Change
	(In millions, except percentages)
Total cost of subscription revenue	$0.9	$1.1	(18.2)%
Gross margin percent	75.0%	71.8%

The cost of subscription revenue includes the technical operation group that maintains the various databases and the technical support group, which include direct subscription costs and payroll related costs for our subscription products. The cost of subscription revenue decreased $0.2 million for the three months ended September 30, 2007 compared to the same period in 2006 primarily due to decreases in UpdateExpert and Open File Manager costs as a result of the sale of those two products lines in January and August 2007, respectively. Decreases in subscription costs for the two above mentioned products lines, were offset by payroll related and other direct expenses related to LivePrism, a subscription only product, which was launched in the first quarter of 2007.

Sales and Marketing

	For the Three Months Ended September 30,
	2007	2006	% Change
	(In millions, except percentages)
Total sales and marketing	$2.9	$2.6	11.5%
As a percentage of net revenue	64.4%	45.6%

Sales and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the three months ended September 30, 2007, the sales and marketing expenses increased 11.5%, or $0.3 million, over the same period in 2006. The increase was primarily due to an increase in advertising expenses related to the on-demand product line of $0.2 million in the three months ended September 30, 2007. In addition, management made the decision to hire additional channel sales staff as part of the expansion of the channel sales program in order to reach a broader customer base. This decision resulted in increased channel salary expenses of $0.06 million, attributed to higher base salaries. In addition, there was an increase in consulting expenses of $0.04 million due to the reorganization of our EMEA office. Sales and marketing expenses are incurred to generate billings, which are deferred and recognized according to Generally Accepted Accounting Principles (GAAP).

Research and Development

	For the Three Months Ended September 30,
	2007	2006	% Change
	(In millions, except percentages)
Total research and development	$1.2	$1.6	(25.0)%%
As a percentage of net revenue	26.7%	28.1%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The decrease of $0.4 million for the three months ended September 30, 2007 compared to the same period in 2006 was primarily due to a decrease of $0.3 million in compensation costs for the UpdateEXPERT and Open File Manager staff as a result of the sale of those product lines in January and August 2007, respectively. In addition, there was a decrease of $0.1 million in other research and development expenses. Management believes that a significant level of research and development investment is required to remain competitive and we expect to continue to invest in research and development activities.

We believe that the present level of research and development costs in the third quarter of 2007 will be sufficient in the future to keep the existing products competitive, however, additional development staff and other development resources will be required if a new product development effort is undertaken.

General and Administrative

	For the Three Months Ended September 30,
	2007	2006	% Change
	(In millions, except percentages)
Total general and administrative	$1.7	$2.2	(22.7)%
As a percentage of net revenue	37.8%	38.6%

General and administrative expenses consist primarily of salaries, related benefits, and fees for professional services, such as legal and accounting services. General and administrative expenses decreased $0.5 million for the three months ended September 30, 2007 compared to the same period in 2006, largely due to a decrease of $0.3 million in compensation expenses and management bonuses, a decrease of $0.2 million in FAS 123R expenses, a decrease in legal and accounting fees of $0.1 million, offset by an increase of $0.1 million in contract labor and consulting services due to a combination of SOX 404, Board of Director, and IT consulting fees.

Impairment of intangible assets related to the acquisition of AgaveOne

	For the Three Months Ended September 30,
	2007	2006	% Change
	(In millions, except percentages)
Total impairment of intangible assets related to the acquisition of AgaveOne	$3.3	$0.0	100.0%
As a percentage of net revenue	73.3%	0.0%

As a result of our significant underperformance relative to the expected operating results and current-period operating and cash flow losses coupled with the operating history of such losses, the Company tested its intangible assets for impairment during the three months ended September 30, 2007. Based upon the results of the test, management has concluded that the intangible assets related to the acquisition of AgaveOne was impaired at September 30, 2007. Per the analysis, the Company has determined that the carrying value of the long-lived intangible assets exceeded the sum of the undiscounted cash flow, over a five year projection period, expected to result from the use and eventual disposition of the asset group. As a result, an impairment charge of $3.3 million was recorded at September 30, 2007 to write-down the intangible asset to zero.

Interest and Other Income, Net

	For the Three Months Ended September 30,
	2007	2006	% Change
	(In millions, except percentages)
Total interest and other income, net	$0.0	$0.1	(100.0)%
As a percentage of net revenue	0.0%	1.8%

Interest and other expenses, net, includes interest expenses, interest income, and miscellaneous other income. Other income mainly consists of subleasing fees paid by EVault for occupying office space and payments received for collection of outstanding accounts receivable on behalf of EVault. Other income was offset by the increase in interest expense for the three months ended September 30, 2007 over the same period in 2006.

Warrant Income and Expense, Net

	For the Three Months Ended September 30,
	2007	2006	% Change
	(In millions, except percentages)
Warrant (income) and expense	$0.0	$(2.6)	(100.0)%
As a percentage of net revenue	0.0%	(45.6)%

There was a $2.6 million decrease in warrant income for the three months ended September 30, 2007. Warrant income and expense includes the change in the warrant liability. The expense or income is determined by multiplying the change in the value of the warrants during the period by the outstanding warrants and adjusting the value of the warrant liability to the calculated amount. A decrease in the warrant liability is recorded as income and an increase in the warrant liability is recorded as expense. The company expects the warrant income (expense) to fluctuate, at times significantly, with the changes that occur in the value of the warrant liability at future reporting dates. Pursuant to the provisions of FASB Staff Position (“FSP”) Emerging Issue Task Force (“EITF”) 00-19-2, “Accounting for Registration Payment Arrangements”, which was posted December 21, 2006, we now account for the registration rights contained in the warrants separately and measures the liability under FASB SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss”. According to FASB SFAS No. 5, a loss contingency is to be accrued only if it is probable and can be reasonably estimated.

Gain on Sale of Assets

	For the Three Months Ended September 30,
	2007	2006	% Change
	(In millions, except percentages)
Gain on sale of assets	$8.0	$0.0	100.0%
As a percentage of net revenue	177.8%	0.0%

The gain on the sale of assets of approximately $8.0 million was due to the sale of our Open File Manager product line. As a result of the sale, the Company realized a gain of $8.0 million primarily due to the cash received and the immediate recognition of deferred revenue, offset by expenses related to the sale and uncollectible accounts receivable amounts.

Income Tax Expense

	For the Three Months Ended September 30,
	2007	2006	% Change
	(In millions, except percentages)
Income tax expense	$0.0	$1.1	(100.0)%
As a percentage of net revenue	0.0%	19.3%

In the quarter ended September 30, 2006, management determined that it was more likely than not that the deferred tax asset will not be utilized resulting in the income tax expense being recorded. Since then, the Company has established a full valuation allowance against its deferred tax assets.

Comparison of the Nine Months Ended September 30, 2007 and 2006

Net Revenues

	For the Nine Months Ended September 30,
	2007	2006	% Change
	(In millions, except percentages)
Total net revenue	$14.9	$16.5	(9.7)%

Net revenues decreased $1.6 million for the nine months ended September 30, 2007 compared to the same period in the prior year due primarily to a decrease of $1.1 million in license revenue and a decrease in subscription revenue of $0.5 million. See discussion of changes in net license revenue and net subscription revenue below.

Net License Revenues

	For the Nine Months Ended September 30,
	2007	2006	% Change
	(In millions, except percentages)
Net license revenue	$1.7	$2.8	(39.3)%
As a percentage of net revenue	11.4%	17.0%

For the nine months ended September 30, 2007, our net license revenue decreased $1.1 million as compared to the same period in 2006. The license revenue decrease was due to a decrease in the

UpdateEXPERT and Open File Manager license revenue. We sold the UpdateEXPERT product line to Shavlik Technologies in January 2007 and the Open File Manager product line to EVault, Inc. in August 2007.

Net Appliance Revenues

	For the Nine Months Ended September 30,
	2007	2006	% Change
	(In millions, except percentages)
Net appliance revenue	$2.2	$2.2	0.0%
As a percentage of net revenue	14.8%	13.3%

For the nine months ended September 30, 2007, appliance hardware sales remained unchanged as compared to the same period in 2006.

Net Subscription Revenues

	For the Nine Months Ended September 30,
	2007	2006	% Change
	(In millions, except percentages)
Net subscription revenue	$11.0	$11.5	(4.3)%
As a percentage of net revenue	73.8%	70.0%

For the nine months ended September 30, 2007, our subscription revenue decreased $0.5 million over the same period in 2006 due primarily to the sale of UpdateEXPERT to Shavlik Technologies in January 2007 and the sale of Open File Manager to EVault in August 2007. In addition, as of January 2007, we no longer marketed our Open File Manager product line, causing the subscription revenue for that product to decline in the nine months ended September 30, 2007, as compared to the same period on 2006. More marketing efforts were concentrated towards the iPrism and LivePrism product lines. Renewal rates for our products range from 75% to 95%.

Cost of Revenue

	For the Nine Months Ended September 30,
	2007	2006	% Change
	(In millions, except percentages)
Total cost of revenue	$4.8	$4.7	2.1%
Gross margin percent	67.8%	71.5%

Cost of revenue consists primarily of the cost of contract manufactured hardware, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Cost of revenue increased $0.1 million for the nine months ended September 30, 2007 compared to the same period in 2006. Gross margin decreased 3.7% for the nine months ended September 30, 2007 compared to the same period in 2006, primarily due to an increase in appliance hardware costs, and the addition of LivePrism costs, which include direct subscription costs and payroll related costs for our LivePrism technical support staff The LivePrism product line has not gained adequate revenue traction to support its costs of revenue.

Cost of Appliance Revenue

	For the Nine Months Ended September 30,
	2007	2006	% Change
	(In millions, except percentages)
Total cost of appliance revenue	$1.7	$1.6	6.3%
Gross margin percent	22.7%	27.3%

The cost of appliance revenue includes contract manufactured equipment, packaging and freight. The cost of hardware for the nine months ended September 30, 2007 increased $0.1 million from the same period in 2006. The increase in costs and the 4.6% decrease in gross margin percentage for the nine months ended September 30, 2007 compared to the same period in 2006, can be attributed to an increase in the costs of freight, as well as an increase in the net number of outstanding customer-service replacement units at September 30, 2007 compared to September 30, 2006.

Cost of Subscription Revenue

	For the Nine Months Ended September 30,
	2007	2006	% Change
	(In millions, except percentages)
Total cost of subscription revenue	$3.0	$3.0	0.0%
Gross margin percent	72.7%	73.9%

The cost of subscription revenue includes the technical operation group that maintains the various databases and the technical support group, which include direct subscription costs and payroll related costs for our subscription products. Due to the sale of UpdateEXPERT and Open File Manager in January and August 2007, respectively, costs related to these two product lines decreased. This decrease was offset by payroll and other direct expenses related to LivePrism, a subscription only product which was launched in the first quarter of 2007. This resulted in the total costs for the two periods to remain consistent. The decrease in gross margin was due to the increased costs to support our subscription services, mostly attributable to our LivePrism product line. The LivePrism product line has not generated adequate revenue to support its costs of subscription revenue.

Sales and Marketing

	For the Nine Months Ended September 30,
	2007	2006	% Change
	(In millions, except percentages)
Total sales and marketing	$10.3	$7.8	32.1%
As a percentage of net revenue	69.1%	47.3%

Sales and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the nine months ended September 30, 2007, the sales and marketing expenses increased 32.1%, or $2.5 million, over the same period in 2006. The increase was primarily due to the hiring of additional channel sales staff as a result of a decision to expand the channel sales program in order to reach a broader customer base. This decision resulted in an increase in compensation expenses and commissions of $1.1 million, which was primarily attributed to higher base salaries for the additional staff. In addition, there was an increase in advertising expenses related to the on-demand product line of $0.9 million, an increase in consulting expenses of $0.2 million due to the reorganization of our EMEA office, an increase in travel expenses of $0.1 million due to additional travel for the increased sales staff, and an increase of $0.2 million in other sales and marketing related expenses in the nine months ended September 30, 2007. Sales and marketing expenses are incurred to generate billings, which are deferred and recognized according to Generally Accepted Accounting Principles (GAAP).

Research and Development

	For the Nine Months Ended September 30,
	2007	2006	% Change
	(In millions, except percentages)
Total research and development	$4.9	$4.6	6.5%
As a percentage of net revenue	32.9%	27.8%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The increase of $0.3 million for the nine months ended September 30, 2007 compared to the same period in 2006 was primarily the result of an increase of $0.3 million in compensation costs for additional specialized staff related to the expanded data center development and an increase of $0.2 million in other research and development expenses. The combined $0.5 million increase in research and development expenses were offset by a decrease $0.2 million in compensation costs for the UpdateExpert and Open File Manager staff as a result of the sale of those product lines in January and August 2007, respectively. Management believes that a significant level of research and development investment is required to remain competitive and we expect to continue to invest in research and development activities.

We believe that the present level of research and development costs in the third quarter of 2007 will be sufficient in the future to keep the existing products competitive, however, additional development staff and other development resources will be required if a new product development effort is undertaken.

General and Administrative

	For the Nine Months Ended September 30,
	2007	2006	% Change
	(In millions, except percentages)
Total general and administrative	$6.5	$4.1	58.5%
As a percentage of net revenue	43.6%	24.8%

General and administrative expenses consist primarily of salaries, related benefits, and fees for professional services, such as legal and accounting services. General and administrative expenses increased $2.4 million for the nine months ended September 30, 2007 compared to the same period in 2006, largely due to an increase in compensation expense and bonuses of $0.9 million, an increase in amortization expenses of approximately $0.4 million due to the amortization of capitalized intangible assets related to AgaveOne, an increase in contract labor and consulting services of $0.4 million due to a combination of SOX 404, Board of Director, and IT consulting fees, an increase in FAS 123R expenses of $0.4 million, and a net increase in other general and administrative expenses of $0.3 million. Other general and administrative expenses include insurance, legal, and accounting expenses, which are the costs associated with being a public company.

Impairment of intangible assets related to the acquisition of AgaveOne

	For the Nine Months Ended September 30,
	2007	2006	% Change
	(In millions, except percentages)
Total impairment of intangible assets related to the acquisition of AgaveOne	$3.3	$0.0	100.0%
As a percentage of net revenue	22.1%	0.0%

As a result of our significant underperformance relative to the expected operating results and current-period operating and cash flow losses coupled with the operating history of such losses, the Company tested its intangible assets for impairment during the nine months ended September 30, 2007. Based upon the results of the test, management has concluded that the intangible assets related to the acquisition of AgaveOne was impaired at September 30, 2007. Per the analysis, the Company has determined that the carrying value of the long-lived intangible assets exceeded the sum of the undiscounted cash flow, over a five year projection period, expected to result from the use and eventual disposition of the asset group. As a result, an impairment charge of $3.3 million was recorded at September 30, 2007 to write-down the intangible asset to zero.

Interest and Other Income, Net

	For the Nine Months Ended September 30,
	2007	2006	% Change
	(In millions, except percentages)
Total interest and other income, net	$0.0	$0.2	(100.0)%
As a percentage of net revenue	0.0%	1.2%

Interest and other expenses, net, includes interest expenses, interest income, and miscellaneous other income. Other income mainly consists of subleasing fees paid by EVault for occupying office space and payments received for collection of outstanding accounts receivable on behalf of EVault. Other income was offset by the increase in interest expense for the nine months ended September 30, 2007 over the same period in 2006.

Warrant Income and Expense, Net

	For the Nine Months Ended September 30,
	2007	2006	% Change
	(In millions, except percentages)
Warrant (income) and expense	$0.0	$(2.6)	(100.0)%
As a percentage of net revenue	0.0%	(15.8)%

There was a $2.6 million decrease in warrant income for the nine months ended September 30, 2007. Warrant income and expense includes the change in the warrant liability. The expense or income is determined by multiplying the change in the value of the warrants during the period by the outstanding warrants and adjusting the value of the warrant liability to the calculated amount. A decrease in the warrant liability is recorded as income and an increase in the warrant liability is recorded as expense. The company expects the warrant income (expense) to fluctuate, at times significantly, with the changes that occur in the value of the warrant liability at future reporting dates. Pursuant to the provisions of FASB Staff Position (“FSP”) Emerging Issue Task Force (“EITF”) 00-19-2, “Accounting for Registration Payment Arrangements”, which was posted December 21, 2006, we now account for the registration rights contained in the warrants separately and measures the liability under FASB SFAS No. 5, “Accounting for

Contingencies” and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss”. According to FASB SFAS No. 5, a loss contingency is to be accrued only if it is probable and can be reasonably estimated.

Gain on Sale of Assets

	For the Nine Months Ended September 30,
	2007	2006	% Change
	(In millions, except percentages)
Gain on sale of assets	$11.4	$0.0	100.0%
As a percentage of net revenue	76.5%	0.0%

The gain on the sale of assets of approximately $11.4 million was due to the sale of our UpdateEXPERT and Open File Manager product lines, and is primarily due to the immediate recognition of deferred revenue offset by a loss for expenses related to the sale and uncollectible accounts receivable amounts. As a result of these sales, the Company realized a gain of $3.4 million and 8.0 million for the sale of UpdateEXPERT and Open File Manager, respectively.

Income Tax Expense

	For the Nine Months Ended September 30,
	2007	2006	% Change
	(In millions, except percentages)
Income tax expense	$0.0	$1.1	(100.0)%
As a percentage of net revenue	0.0%	6.7%

In the nine months ended September 30, 2006, management determined that it was more likely than not that the deferred tax asset will not be utilized resulting in the income tax expense being recorded. Since then, the Company has established a full valuation allowance against its deferred tax assets.

Recent Accounting Pronouncements

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF 07-3 requires that nonrefundable advance payments for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. It also states that entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the impact, if any, this pronouncement will have on its financial statements.

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”. EITF 06-11 requires that the tax benefit with respect to dividends or dividend equivalents for non-vested restricted shares or restricted share units that are paid to employees be recorded as an increase to additional paid-in capital. EITF 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company is currently evaluating the impact, if any, this pronouncement will have on its financial statements.

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

Cash used in operations for the nine months ended September 30, 2007 was $9.7 million compared to cash used during the nine months ended September 30, 2006 of $3.5 million. The increased use of cash was due primarily to an increased investment in sales and marketing of $2.5 million, an increased investment in general and administrative expenses due to being a public company of $2.4 million, a reduction of accounts payable of $1.4 million, an increased investment in research and development of $0.3 million, and a decrease of $0.4 million in other operating expenses. Research, development, software license, and technical support costs for the on-demand service product group totaled $2.5 million for the nine months ended September 30, 2007. These costs did not exist during the nine months ended September 30, 2006.

Cash flows provided by investing activities for the nine months ended September 30, 2007 was $7.0 million and cash used for the nine months ended September 30, 2006 was $91,000, respectively. The cash provided by investing activities was primarily due to the net proceeds from the sale of UpdateEXPERT for $1.2 million and the sale of Open File Manager for $6.2 million, offset by purchases of fixed assets for $0.3 million, and additional costs related to the purchase of Singlefin for $0.1 million.

Cash flows provided by financing activities for the nine months ended September 30, 2007 and 2006 was $0.7 million and $16.6 million, respectively. The cash provided by financing activities was due primarily to an increase in the line of credit of $0.7 million and a decrease in principal payments on capitalized lease obligations of $0.1 million.

For the nine months ended September 30, 2007, the net decrease in cash was $2.0 million compared to a net increase in cash of approximately $13.0 million for the comparable period in 2006.

Credit Facility

During 2001, we entered into a short-term credit facility with Camel Financial, Inc. in the amount of $0.5 million. During 2003, the short-term credit facility was renewed and increased to $1.3 million. The credit facility automatically renewed every six months. The line of credit provided for advances of up to 80% of eligible accounts receivable. Eligible accounts receivable were determined solely by the finance company. Interest was payable monthly at 1.5% per month (18% per annum). The agreement included a provision for a 1% annual renewal fee and a 1% per annum charge for the daily average unused portion of the line. The agreement allowed for termination without penalty but required thirty days prior notice for cancellation. The line of credit was secured by all of our assets and all of the assets acquired during the term of the agreement. We were required to deliver all accounts receivable proceeds against the outstanding line of credit balance upon receipt. In May 2007, we terminated the above detailed agreement. At September 30, 2007, the balance was zero on the line of credit with this finance company.

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

The Loan Agreement contains customary affirmative and negative covenants and other restrictions. The affirmative covenants include, among others, the delivery of financial statements and accounts receivables schedules to SVB, the maintenance of insurance and the maintenance of a minimum level of tangible net worth. St. Bernard has also agreed that without the consent of SVB, it shall refrain from activities such as engaging in a merger or acquisition, incurring indebtedness, paying dividends or making distributions to its stockholders, repurchasing capital stock or making payments on subordinated debt. At September 30, 2007 we were in compliance with the above stated covenants and restrictions.

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

Additionally, the Loan Agreement contains customary events of default including the following: nonpayment of principle or interest; the violation of a Loan Agreement covenant; the occurrence of a material adverse change; the attachment of a material portion of St. Bernard’s assets; insolvency; default by St. Bernard of any third party agreement pursuant to which the acceleration of $50,000 in principal may result; entry of a judgment equal to or greater than $50,000 against St. Bernard; material misrepresentations by St. Bernard; and the default by St. Bernard under any subordinated debt. Upon the occurrence of an event of default by St. Bernard, the applicable interest rate shall become 5% above the rate that would otherwise be applicable.

In connection with the execution of the Loan Agreement, St. Bernard issued warrants to SVB on May 16, 2007, which allows SVB to purchase up to 100,000 shares of St. Bernard common stock at an exercise price of $1.60 per share. The warrants expire on the fifth anniversary of the warrant’s issue date. Accordingly, the Company recorded prepaid interest expense in the amount of $91,000, based on the estimated fair value allocated to the warrants using the following assumptions; 73.56% volatility, risk free interest rate of 4.71%, an expected life of five years and no dividends. Amortization of the interest expense for the three and nine months ended September 30, 2007 was approximately $2,000 and $7,000, respectively. Furthermore, St. Bernard has agreed to grant SVB certain piggyback registration rights with respect to the shares of common stock underlying the warrants. As of September 30, 2007, the balance on the line of credit with SVB was approximately $1.0 million.

Liquidity

As of September 30, 2007, the Company had $2.8 million of cash and a working capital deficit of $7.8 million. Operating losses for three and nine months ended September 30, 2007 were $5.8 million and $14.9 million, respectively. As of September 30, 2007, we do not expect sufficient cash flows from operations during the next twelve months, along with our available line of credit financing and cash on hand, to cover our anticipated operating expenses plus continued development of our on-demand software as a service solution package. Although the Company had net income of $2.2 million for the current quarter as a result of the gain from the sale of the assets of Open File Manager on August 14, 2007, it has incurred a net loss of $3.5 million for the nine months ended September 30, 2007. The net cash proceeds from the sale of Open File Manager were $6.2 million. There may be additional cash received by the company for transition services provided to the acquirer and the release of $0.5 million from an indemnification escrow. Billings from our on demand service have been lower than expected due to a several month delay in developing the new product line to effectively compete in the medium and large customer market space. In addition, the Company continued to invest in our on-demand service which includes the staffing of technical support personnel, as well as advertising expenses. If the on-demand business continues to require cash investment and does not begin to meet sales expectations, we may need to raise additional funds on acceptable terms. If we cannot do so, we will not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. Furthermore, the increased costs associated with being a public company has caused an increase in the use of cash, which includes accounting, legal, and insurance fees; and a combination of SOX 404, Board of Director, and IT consulting fees.

These circumstances raised substantial doubt about our ability to continue as a going concern as of September 30, 2007. Consequently, we are actively seeking additional debt and/or equity financing. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. A material shortage of capital will require us to take drastic steps such as reducing our level of operations or seeking an acquisition partner. In addition, the Company anticipates experiencing cash shortages mid-way through the first quarter of 2008 which could result in a breach of the Silicon Valley Bank covenant. If the Company is not able to develop new and enhanced products that achieve widespread market acceptance, it may be unable to recover product development costs, and its earnings and revenue may decline.

On January 1, 2007, we had cash on hand of approximately $4.8 million. During the three quarters, we utilized that cash plus, plus cash we received from the sale of UpdateEXPERT and Open File Manager, and additional debt from our credit facility to develop our on-demand services. This resulted in cash on hand of $2.8 million at September 30, 2007. Continued development of our on-demand services may require a larger cash investment than we currently anticipate. The market for St. Bernard’s products is intensely competitive and is likely to become even more so in the future. St. Bernard also faces increasing competition from security solutions providers who may add security modules or features to their product offerings. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of St. Bernard’s products to achieve or maintain more widespread market acceptance, any of which could have a material adverse effect on its business, results of operations and financial condition.

We have a history of losses and have not been able to achieve profitability. Our cumulative net loss was approximately $43.2 million and $39.7 million as of September 30, 2007 and December 31, 2006, respectively. There can be no assurances that we will become or remain profitable or that losses and negative cash flows will not continue to occur.

Off-Balance Sheet Arrangements

Except for the commitments arising from our operating lease arrangements, we have no other off-balance sheet arrangements that are reasonably likely to have a material effect on our financial statements.

Adoption of Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan, or ESPP, was adopted by our board of directors in December 2006 and approved by our shareholders in June 2007 at the annual shareholders’ meeting. The ESPP provides a means by which employees of the Company (and any parent or subsidiary of the Company designated by the Board of Directors to participate in the Purchase Plan) may be given an opportunity to purchase Common Stock of the Company at semi-annual intervals through payroll deductions, to assist the Company in retaining the services of its employees, to secure and retain the services of new employees, and to provide incentives for such persons to exert maximum efforts for the success of the Company 400,000 shares have been initially reserved for issuance pursuant to purchase rights under the ESPP. A participant may contribute up to 15% of his or her compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on the purchase date, which is the last trading day of the offering period. The purchase price per share will be equal to 85% of the fair market value per share on the start date of the offering period in which the participant is enrolled or, if lower, 85% of the fair market value per share on the purchase date. In addition, the number of shares available for issuance under the Purchase Plan may be increased annually on the first day of each Company fiscal year, beginning in 2008 and ending in (and including) 2016, by an amount equal to the least of: (i) the difference between four hundred thousand (400,000) and the number of shares remaining authorized for issuance after the last purchase of shares, (ii) four hundred thousand (400,000) shares of Common Stock, or (iii) an amount determined by the Board of Directors or a committee of the Board of Directors appointed to administer the Purchase Plan. If rights granted under the Purchase Plan expire, lapse or otherwise terminate without being exercised, the shares of Common Stock not purchased under such rights again become available for issuance under the Purchase Plan.

For the initial offering period of March 1, 2007 to June 30, 2007, $14,540 was withheld from employee earnings for the stock purchases of 17,518 shares of Common Stock. At September 30, 2007, $17,700 has been withheld from employee earnings for stock purchases of Common Stock under the ESPP for the offering period of July 1, 2007 to December 31, 2007. Compensation expense was immaterial for the three and nine months ended September 30, 2007.

Asset Sale/Purchase and License Agreements

On January 29, 2007, pursuant to the terms of an Asset Sale and License Agreement signed and effective as of January 4, 2007 (the “Agreement”), by and between the Company and Shavlik Technologies, LLC ( “Shavlik” ), St. Bernard assigned and sold to Shavlik St. Bernard’s UpdateEXPERT and UpdateEXPERT Premium software applications and related customer and end user license agreements, software, programming interfaces and other intellectual property rights and contracts for an aggregate purchase price of $1.2 million plus 45% of any maintenance renewal fees collected by Shavlik in excess of $1.2 million for renewals invoiced by Shavlik between February 1, 2007 and January 31, 2008 (the “Asset Sale”). As a result of the sale, the Company realized a gain of $3.4 million primarily due to the immediate recognition of deferred revenue offset by uncollectible accounts receivable amounts.

On August 14, 2007, pursuant to the terms of an Asset Purchase Agreement signed and effective as of August 13, 2007 (the “Agreement”), by and between the Company and EVault, Inc., a wholly owned subsidiary of Seagate Technology, Inc., (“EVault”), St. Bernard assigned and sold to EVault St. Bernard’s Open File Manager (the “Product”) software applications, which include all of the rights, title, and interest worldwide of St. Bernard in and to (i) the Product, (ii) the Assumed Contracts, (iii) the St. Bernard Materials, (iv) all St. Bernard Intellectual Property Rights, (v) all claims of St. Bernard against third parties relating to the Purchased Assets, whether choate or inchoate, known or unknown, contingent or noncontingent, (vi) all data and information that is collected from, or on behalf of, customers of St. Bernard who are party to the Assumed Contracts (the “Customer Base”), the OEM Partners and any Lead, including to the extent that receipt of such information would not violate any applicable Law, (vii) all routing and billing information and components used in connection with the Assumed Contracts, and (viii) all other tangible or intangible asset of St. Bernard used in the Business and necessary for the operation or use of the Product for an aggregate purchase price of $6.9 million. As a result of the sale, the Company realized a gain of approximately $8.0 million in August 2007, primarily due to the cash received and the immediate recognition of previously unrecognized deferred revenue.

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

Evaluation of Disclosure Controls

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of September 30, 2007, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). During the course of our evaluation, we have identified the following material weakness in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement to the annual or interim financial statements will not be prevented or detected.

Control Environment. We have not adequately maintained an effective control environment as we have not maintained a sufficient level of communication among certain members of senior management. During October 2007, we engaged outside counsel to conduct an independent investigation which was initiated to review our control over certain aspects of our information systems and allegations as to the possible unauthorized use by employees and third parties of certain of our data servers. Although the allegations proved false, management determined that there was a breakdown in communications among the CFO, the IT department, and the CEO. While we concluded that there was no fraud, no improper use of our assets and no material misstatement of our financial statements, we concluded it was reasonably possible that this control deficiency could have resulted in a misstatement to our financial statement accounts and/or disclosures that could be material to the annual or interim financial statements that would not be prevented or detected in a timely manner. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Based on the evaluation of this material weakness, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2007, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Plan for Remediation of the Material Weakness in Internal Control Over Financial Reporting

During the fourth quarter 2007, management has begun reviewing its communication processes as they relate to certain internal agreements, arrangements, and transactions between its employees and third parties. Management intends to educate and train its employees regarding established and new polices pertaining to arrangements, agreements, and transactions that require recording in the financial records and disclosure in its financial statements to prevent or detect in a timely manner such occurrences in the future.

Internal Control over Financial Reporting

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, the Company is occasionally named as a defendant in various lawsuits. On March 14, 2007, Arthur Budman filed an action against the Company in the San Diego Superior Court for the County of San Diego, asserting claims of intentional misrepresentation, negligent misrepresentation, fraudulent concealment, and negligence. A trial date has been scheduled for February 22, 2008. The Company intends to vigorously defend its interests in this matter and expects that the resolution of this matter will not have a material adverse effect on its business, financial condition, results of operations, or cash flows. However, due to the uncertainties in litigation, no assurance can be given as to the outcome of these proceedings.

Item 6.	Exhibits

2.1	Agreement and Plan of Merger dated October 26, 2005, by and among Sand Hill IT Security Acquisition Corp., Sand Hill Merger Corp. and St. Bernard Software, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

2.2	Amendment to Agreement and Plan of Merger by and among Sand Hill IT Security Acquisition Corp., Sand Hill Merger Corp. and St. Bernard Software, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

2.3	Amendment to Agreement and Plan of Merger by and among Sand Hill IT Security Acquisition Corp., Sand Hill Merger Corp. and St. Bernard Software, Inc. (incorporated herein by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

2.4	Agreement and Plan of Merger and Reorganization dated as of October 3, 2006, by and among St. Bernard Software, Inc., AgaveOne Acquisition Corp., Singlefin Acquisition, LLC, AgaveOne, Inc. (d/b/a Singelfin) and Jake Jacoby (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2006).

2.5	Amendment to Agreement and Plan of Merger and Reorganization dated as of October 16, 2006, by and among St. Bernard Software, Inc., AgaveOne Acquisition Corp., Singlefin Acquisition, LLC, AgaveOne, Inc. (d/b/a Singlefin) and Jake Jacoby (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2006).

2.6	Asset Sale and License Agreement dated as of January 4, 2007, by and between St. Bernard Software, Inc. and Shavlik Technologies, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2007).

2.7	Asset Purchase Agreement dated as of August 13, 2007, by and between St. Bernard Software, Inc. and EVault, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2007).

3.1	Amended and Restated Certificate of Incorporation of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

3.2	Amended and Restated Bylaws of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007).

4.1	Specimen Unit Certificate of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 4.1 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-114861) filed with the Securities and Exchange Commission on June 23, 2004).

4.2	Specimen Common Stock Certificate of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007).

4.3	Specimen Warrant Certificate of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 4.3 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-114861) filed with the Securities and Exchange Commission on June 23, 2004).

4.4	Unit Purchase Option No. UPO-2 dated July 30, 2004, granted to Newbridge Securities Corporation (incorporated herein by reference to Exhibit 4.4.1 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.5	Unit Purchase Option No. UPO-3 dated July 30, 2004, granted to James E. Hosch (incorporated herein by reference to Exhibit 4.4.2 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.6	Unit Purchase Option No. UPO-4 dated July 30, 2004, granted to Maxim Group, LLC (incorporated herein by reference to Exhibit 4.4.3 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.7	Unit Purchase Option No. UPO-5 dated July 30, 2004, granted to Broadband Capital Management, LLC (incorporated herein by reference to Exhibit 4.4.4 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.8	Unit Purchase Option No. UPO-6 dated July 30, 2004, granted to I-Bankers Securities Incorporated (incorporated herein by reference to Exhibit 4.4.5 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.9	Warrant Agreement dated July 27, 2004 between American Stock Transfer and Trust Company and St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.10	Warrant Agreement dated May 16, 2007 between Silicon Valley Bank and St. Bernard Software, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Report on Form 8-Kfiled with the Securities and Exchange Commission on May 23, 2007).

10.1	Employee Separation Agreement with Release of Claims dated October 8, 2007 between St. Bernard Software, Inc. and Alfred Riedler (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2007).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. BERNARD SOFTWARE, INC.

Date: November 19, 2007	By:	/s/ Vincent Rossi
Vincent Rossi
Chief Executive Officer
Acting Chief Financial Officer