Form 10KSB
period 2007-12-31
ST. BERNARD SOFTWARE, INC.
filed 2008-03-20
CIK 1288496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Revenues for the fiscal year ended December 31, 2007 were $19,076,000.

APPLICABLE TO CORPORATE REGISTRANTS

As of March 14, 2008, 14,772,367 shares of Common Stock, $0.01 par value, were issued and outstanding, and no shares of Preferred Stock, $0.01 par value were issued.

The approximate aggregate market value and total number of shares of Common Stock held by non-affiliates at June 29, 2007 was $9,374,317 and 9,565,630, respectively. The total number of non-affiliate shares of Common Stock was multiplied by $0.98 per share (the closing price of such shares of Common Stock on June 29, 2007) to determine the aggregate market value of non-affiliate shares of Common Stock set forth above. (The assumption is made, solely for purposes of the above computation, that all officers, directors and holders of more than 5% of the outstanding Common Stock of registrant are affiliates.) The approximate total aggregate market value of Common Stock, including affiliates, is $14,447,683.

DOCUMENTS INCORPORATED BY REFERENCE

Refer to Exhibits set forth in Item 13 of this Form 10-KSB. Refer to Items 9, 10, 11, 12 and 14 of this Form 10-KSB for information incorporated by reference to the registrant’s proxy statement for its 2008 annual stockholders’ meeting.

Transitional Small Business Disclosure Format (check one):    Yes  ☐;    No  ☒.

St. Bernard Software, Inc.

FOR FISCAL YEAR ENDED December 31, 2007

FORM 10-KSB ANNUAL REPORT

PART I

Item 1.	DESCRIPTION OF BUSINESS

St. Bernard Software, Inc. (the “Company” or “St. Bernard”), a Delaware corporation incorporated in 1986, designs, develops, and markets secure content management (SCM) and policy compliance solutions to small, medium and enterprise class customers. These SCM solutions enable our customers to manage their employee usage policy across multiple messaging protocols, which include internet access, e-mail, and instant messaging (IM). These solutions are delivered in a unique “Hybrid” packaging of appliances and on-demand software as a service (SaaS) services. We also provide an on-demand archiving solution for internet usage, e-mail, and IM that supports our customers’ policy requirements for message retention and discovery.

Our customers include more than 5,000 business, education, and government institutions. Customers can purchase our solutions directly from us, through our 1-tier and 2-tier reseller network, and through original equipment manufacturers (OEMs). All of the company’s software is sold as a single or multi-year subscription. These subscriptions represent the majority of the company’s annual sales. Appliance purchases typically consist of an initial hardware purchase and maintenance subscription. Our primary customers are IT managers, directors, and administrators.

In July 2006, St. Bernard merged with Sand Hill IT Security Acquisition Corp. creating the current St. Bernard Software entity. The strategy of the newly merged company resulted in the following actions regarding the company’s products:

•	the acquisition of AgaveOne, Inc. (dba Singlefin) in October 2006 which established the foundation of our SaaS solution, LivePrism;

•	the divestiture of the legacy UpdateEXPERT product line in January 2007 to Shavlik Technologies, LLC (“Shavlik”); and

•	the divestiture of the legacy OFM product line in August 2007 to EVault, Inc., a wholly owned subsidiary of Seagate Technology, Inc. (“EVault”).

During 2007, the Company was focused on the development of the industry’s first “Hybrid” SCM solution, combining the advantages of an appliance platform and SaaS services infrastructure. These products are scheduled to be announced in early 2008.

Our corporate headquarters is located at 15015 Avenue of Science, San Diego, California, 92128.

St. Bernard’s Business Growth

St. Bernard has historically grown organically and through acquisitions. On October 26, 2005 the Company entered into a merger agreement with Sand Hill IT Security Acquisition Corp. (“Sand Hill” or “Parent”), a publicly held Delaware corporation. On July 27, 2006 stockholders of Sand Hill voted to approve the merger agreement and the transactions set forth therein in which St. Bernard Software, Inc. became the Parent’s wholly-owned subsidiary. Sand Hill then changed its name to St. Bernard Software, Inc. Except where context requires otherwise, pre-merger St. Bernard Software, Inc. shall hereinafter be referred to as Old St. Bernard Software, Inc.

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

Effective October 17, 2006, the Company acquired AgaveOne, Inc., a Nevada corporation doing business as Singlefin. Singlefin provided on-demand security and business services to small and medium sized companies, including email filtering, web filtering and instant messaging management as a hosted or on demand service. In connection with the Singlefin acquisition, the Company paid Singlefin stockholders and option holders $0.47 million in cash, issued 471,288 shares of common stock and assumed certain stock options granted by Singlefin and converted them into options to acquire 47,423 shares of common stock of the Company. The Company also satisfied $5.7 million in Singlefin indebtedness and certain Singlefin employees received bonuses totaling $0.25 million. The aggregate value of the transaction was approximately $8.1 million.

Products

iPrism—Dedicated Web Content Filtering Appliance

iPrism, our flagship product, is a dedicated and optimized network appliance that enables organizations to enforce their acceptable internet use policies by providing multi-protocol web filtering and access control. The appliance, first under development in 1997, is a specialized firewall that packages the operating system, application software, and user interface, thereby delivering a cohesive, simple to install and maintain solution. At the core of iPrism is our industry-exclusive, 100% human-reviewed URL database, iGuard. Updates to the iGuard database are automatically delivered to iPrism customers as frequently as hourly.

iPrism is offered in 5 different models which vary by technical specification thereby delivering varying degrees of performance, storage, through-put, and component redundancy. All models run the same software, both application and operating system. All models receive common iGuard data updates. Models offer different features by design. Each appliance offers support for faster Internet speeds and more features as one progresses up the product line. The 10h is the entry-level appliance and supports 10 Mbs throughput. The 20h appliance supports 20 Mbs plus offers a failover capability. The 30h appliance support 30 Mbs, offers a full 1U chassis with RAID array storage and dual power. The 50h supports Internet speeds of 50 Mbs in addition to the features of the 30h. Finally, the 100h supports speeds in excess of 100 Mbs and offers more storage capacity. Today, the M-Series appliances from the last five years continue to be supported and can accept the latest software releases. As the iPrism appliances are designed to work together, concurrent box deployments enable scaling in larger networks and can also be deployed in a redundant fashion. All boxes can be centrally managed, remotely managed, or locally managed.

To support dynamic deployments of large enterprises and diverse locales, St. Bernard offers remote consolidation of reporting data in two solutions. The on-premises solution is the iPrism Enterprise Reporting Server (ERS). The ERS is a non-filtering server that enables organizations to establish common user activity reporting and archiving across multiple iPrism appliance deployments. In a typical deployment, a customer will deploy 2 or more iPrism filtering appliances in 1 or more data centers and use the ERS to aggregate filtering activity data into an enterprise-wide view. For customers who wish to use St. Bernard Software’s data centers in lieu of purchasing an appliance like ERS, they can take advantage of the iPrism Managed Enterprise Reporting Service (MERS). The MERS offers the same features as the on-premises ERS. Since MERS is an on-demand service hosted by St. Bernard Software, the customer requires no upfront purchase of hardware and does not need to use precious rack-space in its server room.

Version 6.0 of iPrism is scheduled to release in March 2008. This release will offer existing and new customers’ malware defense as an enhancement to the Web filtering technology. This is essential for securing Web content as companies’ employees surf the Web. In addition, version 6.0 will offer the optional service of filtering public instant messaging (IM). Most iPrism customers filter IM conversations in some way. For an additional subscription fee, customers can capture these conversations, add a disclaimer for all parties to any conversation and ensure that malware is thwarted.

LivePrism—On Demand Internet Security, Continuity, and Collaboration Suite

LivePrism is an on-demand multi-tenant, software-as-a-service (SaaS) offering that delivers three primary services: email filtering, instant message filtering and transaction archive. Designed specifically for the small and midsized business, LivePrism offers enterprise-class IT solutions without the need to install and maintain hardware and software. Rather, LivePrism applications are hosted at third party data centers contracted by St. Bernard. Those applications are accessed by our customers via the Internet. The product strategy for the coming year will produce integration of LivePrism services into the iPrism product suite. The functional components of LivePrism include:

Email Filtering	Through redirection of inbound email to St. Bernard’s servers, email is filtered for spam, viruses, and other unwanted email content prior to the traffic arriving at the customers’ network. Also through redirection to our servers, outbound email is scanned for content violations and viruses.

Instant Message Filtering	Similar to email, through redirection of Instant Message traffic to our servers, customers can monitor, filter, and enforce acceptable use of instant messaging services. Following the release of iPrism version 6.0, this IM filtering service will be provisioned from iPrism appliances.

Messaging Archive	LivePrism customers can also take advantage of archiving services whereby email and IM transactions are stored at our data centers, eliminating the need for customers to deploy in-house storage capability.

LivePrism components are sold for a license service fee typically based on the number of users. The broader strategy is designed to provide these services via the iPrism appliance, thus taking advantage of the best features from both on-premises and on-demand services. This strategy also leverages existing customers for whom adoption of these services via their iPrism appliances produces low barriers and reduced acquisition costs.

ePrism, licensed through an OEM agreement, is a dedicated email filtering and content inspection appliance that protects against spam, viruses, and other unwanted email content and protects against outbound data leakage through message content and attachment inspection and policy enforcement. ePrism is offered in 3 different models which vary by technical specification thereby delivering varying degrees of performance, storage, through-put, and component redundancy. The M1000 is a mini-1U rack mounted appliance targeted for smaller or lower email volume environments. The M2000 is a 1U rack mounted appliance targeted for use in mid-sized or medium email volume environments. And the M3000 is a 2U rack mounted appliance targeted for use in larger installations. Multiple appliances can be deployed in a stateful failover configuration.

Marketing, Sales and Distribution

St. Bernard sells and markets its products and related services both directly to end-users and through a variety of indirect sales channels, which include value-added resellers (VARs), distributors, system integrators (SIs) and original equipment manufacturers (OEMs).

Direct Sales to End-Users, and VARs. St. Bernard’s direct sales sells products and software subscription services primarily in North America. Many of St. Bernard’s products involve a consultative, solution-oriented tele-sales model that uses the collaboration of technical and sales personnel to demonstrate how our solutions fit specific customer requirements. St. Bernard focuses its initial sales effort on network administrators and IT department personnel who are responsible for a customer’s IT initiatives and data center management. St. Bernard complements its direct sales efforts with indirect sales channels such as resellers, VARs, and distributors. St. Bernard will continue to invest in programs that train and enable its channel partners to market its technologies. St. Bernard provides its products to its channel partners and customers under non-exclusive reseller license agreements, including shrink-wrap or click-wrap licenses for some products, without transferring title of our software products.

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

Marketing efforts are primarily focused on end-user awareness and demand generation through multiple media and venues. Typical efforts include public relations, analyst relations, online search, online advertising, print advertising, third party promotions, email campaigns, events, and tradeshows. Paid media are selected which target technical business buyers with little reliance on broader non-trade media.

Software as a Service (SaaS) and Deferred Revenue

A typical sale of a St. Bernard product consists of a software license or an appliance accompanied by a subscription component. The subscription component includes traditional maintenance support (telephone support, product upgrades, bug fixes) as well as database updates, some as frequent as hourly. The subscription component percentage of the original sale varies from 25% to 100% depending on the product line. The subscriptions are generally available for one to three years. Renewal of the subscriptions is an important and growing part of St. Bernard’s business. Due to historically high customer satisfaction and high product value, St. Bernard currently enjoys renewal rates of 85% to 95%, depending on the product line, which results in recurring revenues. Even though the full payment for a subscription or renewal, as the case may be, is received at the time of renewal, the revenue is recognized over the subscription or renewal period resulting in deferred revenue on the balance sheet. Deferred revenue was approximately $15.5 million and $17.7 million at December 31, 2007 and 2006, respectively. Deferred revenue represents subscription and product maintenance orders for St. Bernard’s software products that have been billed to and paid by its customers and for which revenue will generally be earned within the next few years. Deferred revenue also includes subscription and maintenance orders that have not been paid by St. Bernard’s customers, which are included in accounts receivable, and that do not otherwise satisfy its revenue recognition criteria.

Subscription and product maintenance revenue recognized was approximately $14.2 million and $15.6 million for the years ended December 31, 2007 and 2006, respectively. Subscription and maintenance are generally recognized over the subscription and maintenance period of twelve to thirty-six months.

Maintenance and Technical Support

St. Bernard believes that providing a high level of customer service and technical support is critical to customer satisfaction and its success in increasing the adoption rate of its solutions. All customers have maintenance and technical support agreements with St. Bernard that provide for fixed fee, renewable annual maintenance and technical support consisting of technical and emergency support, bug fixes and product upgrades. St. Bernard offers telephone support, as well as e-mail customer support. Some of the value-added resellers, system integrators and OEMs that offer St. Bernard’s products also provide customer technical support for its products through a Tier1/Tier2 arrangement whereby the partner handles the initial customer contact, Tier 1, and St. Bernard provides secondary support and engineering assistance, Tier 2.

Seasonality

As is typical for many software companies, St. Bernard’s business is seasonal. Product sales are generally higher in its fourth fiscal quarter and lower in its first fiscal quarter. In addition, St. Bernard generally receives a higher volume of sales orders in the last month of a quarter, with orders concentrated in the later part of that month. St. Bernard believes that this seasonality primarily reflects customer spending patterns and budget cycles. Product revenue generally reflects similar seasonal patterns but to a lesser extent than sales orders because product revenue is not recognized until an order is shipped and other revenue recognition criteria are met.

Customers

St. Bernard’s products and services are used by a diverse range of customers including large corporations, small and medium-sized businesses, governmental entities, and educational institutions. As of December 31, 2007, St. Bernard had over 5,000 customers. For the years ended December 31, 2007 and 2006, no end-user customer or distributor accounted for more than 10% of St. Bernard’s net revenue.

Competition

The IT security market and the general IT technology market are continuing to consolidate. This consolidation appears in new technology (functionality) combinations and also at the corporate level through acquisitions. The result of this consolidation has broadened the number of competitors that we see in the market place. Our current primary competitors can be divided into two categories and include:

•

Web filtering/secure content management appliances and software—WebSense, Secure Computing, Blue Coat, McAfee, Inc., Symantec Corporation, Fortinet, Sonicwall, Trend Micro, Cisco Systems, Barracuda, and 8e6 Technologies

•	Secure content management services (SCMs)—Message Labs and MX Logic

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

We believe that we compete effectively against our competitors in our target markets. However, many of our current and potential competitors, such as Symantec Corporation, McAfee, Inc., Trend Micro, Cisco Systems and WebSense have longer operating histories and significantly greater financial, technical, marketing or other resources. They have significantly greater name recognition, established marketing and channel relationships both in the United States and internationally, and access to a larger installed base of customers. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the functionality of their products to address customer needs. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

Material Supplier

St. Bernard’s iPrism products have historically been sold with computer hardware appliances designed and manufactured by one vendor, located in the United States. This vendor represented 71.9% and 73.1% of the appliance cost of sales in 2007 and 2006, respectively. If this vendor unexpectedly stopped supplying the appliances, St. Bernard could have experienced an interruption in its ability to supply customers with the iPrism product.

During the fourth quarter of 2007, the Company established a relationship with a second vendor, located in the United States, to become an alternate material supplier for our iPrism computer hardware appliances. This vendor represented 0% of our appliance cost of sales in 2007.

Research and Development

St. Bernard’s research and development efforts have been directed toward continual improvement of its secure content management appliances and system protection products. During 2007, the company’s development efforts were primarily focused on delivering the industry’s first Hybrid secure content management platform. The investment in a Hybrid appliance and on-demand services product line will continue in 2008. St. Bernard’s recent major research and development initiatives include, but are not limited to:

•	New iPrism Release. St. Bernard has successfully launched a major product version upgrade in 2007. The product releases include significant product improvements to the iPrism appliance.

•	New LivePrism Release. St. Bernard successfully released a new version of LivePrism incorporating customer requested features and major performance and scalability enhancements.

•

Subscription Database Expansion. St. Bernard’s products are driven by data. St. Bernard engineers keep these databases up to date. Presently, the databases keep track of over 10 million web sites worldwide. Customers pay an annual subscription fee for access to the latest data. The quality and quantity of this data is a key differentiator for St. Bernard’s products.

•	SBS launched an OEM Program for our iGuard database. Customers pay to use the entire database or a subset in their applications.

St. Bernard had research and development expenses of approximately $6.0 million and $6.4 million in 2007 and 2006, respectively. This equates to 31.4% and 28.3% of net revenues over those same periods. St. Bernard believes that technical leadership is essential to its success and expects to continue to commit substantial resources to its research and development efforts.

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

Trademarks and Copyrights

St. Bernard and the St. Bernard logo are trademarks or registered trademarks in the United States and other countries. In addition to “St. Bernard” and the St. Bernard logo, the Company has used, registered and/or applied to register other specific trademarks and service marks to help distinguish its products, technologies and services from those of its competitors in the U.S. and foreign countries and jurisdictions. St. Bernard enforces its trademark, service mark and trade name rights in the U.S. and abroad. The duration of St. Bernard’s trademark registrations varies from country to country and in the U.S. St. Bernard generally is able to maintain its trademark rights and renew any trademark registrations for as long as the trademarks are in use.

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

St. Bernard has the right to use certain intellectual property licensed from BorderWare Technologies under an agreement that provides for payments only for products sold using such intellectual property. St. Bernard uses such intellectual property in its ePrism product. St. Bernard believes that if it were unable to use the intellectual property licensed from BorderWare it could find a substitute on terms reasonable to St. Bernard.

Employees

As of December 31, 2007, St. Bernard had 99 employees, including 38 employees in technical operations, 36 in sales and marketing, and 25 in general and administrative services. St. Bernard has not entered into any collective bargaining agreements with its employees and believes that relations with its employees are good. St. Bernard believes that its future success will depend in part upon the continued service of its key employees and on its continued ability to hire and retain qualified personnel.

RISK FACTORS

Because we derive a majority of our license revenue from sales of a few product lines, any decline in demand for these products could severely harm our ability to generate revenue and our results of operations.

We derive a majority of our revenue from a small number of software products, including our LivePrism, and iPrism and related subscription and maintenance services. In particular, our future success depends in part on achieving substantial revenue from customer renewals for subscriptions. Our customers have no obligation to renew their subscriptions upon expiration. If our products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price and performance to competing products, our growth will be limited. Subscriptions typically have durations of 12, 24 or 36 months. As a result, a majority of the revenue we report in each quarter is deferred revenue from subscription agreements entered into and paid for during previous quarters. Because of this financial model, the revenue we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of our products. In addition, our products are concentrated on the small, medium, and enterprise class, or SME, environment. We are particularly vulnerable to fluctuations in demand for these products, whether as a result of competition, product obsolescence, technological change, budget constraints of our potential customers, or other factors. If our revenue derived from these software products were to decline significantly, including as a result of customers not renewing subscriptions, our business and operating results would be adversely affected.

We have a history of losses and negative cash flow and there can be no assurances that we will become profitable or achieve positive cash flow, and we may need additional sources of funding.

We have a history of losses and have not been able to achieve profitability. Our cumulative net loss was approximately $ 47.2 million and $39.7 million as of December 31, 2007 and 2006, respectively. We may not become or remain profitable and losses and negative cash flows may continue to occur.

Our Hybrid Product Line may not be accepted by our current and potential new customers.

We introduced the “industry first” true Hybrid Product Line (“Hybrid”) which provides a new way to deliver Secure Content Solutions to customers. Additional marketing efforts may be needed in order create product awareness for this product line. In addition, we will continue to refine and develop the efficiency and effectiveness of the technology and services underlying this product, and will need to continue to expend substantial amounts to develop the infrastructure to support the Hyprid Product. This Hybrid solution is a relatively new product and provides services intended for consumption by SMEs. We may be unable to penetrate the SME market for hosted web, email, and instant message filtering, and archiving services as the competition for these types of products are significant. If we are unable to create product awareness and refine the technology underlying the Hybrid product line in the manner we believe is possible to the satisfaction of current and future customers, if we are unable to penetrate the existing SME market for the product suite for which the Hyrbrid product line is intended, or if our research and development efforts and expenses related to the development of the Hybrid product line exceed the efforts or expenses which we believe are appropriate for this product, we may not realize the projected contribution of our Hybrid product line to our revenues, and we may ultimately discontinue this product or adjust our projections and expectations regarding its contribution to our business and the positive impact on our future financial condition.

Our LivePrism product may not be successful and we may not successfully advance its development in a manner that will be cost-effective or accepted by SMEs.

We have invested significant funds in our LivePrism product and related service offerings. We are continuing to refine the efficiency and effectiveness of the technology and services underlying this product, and will need to continue to expend substantial amounts to develop the infrastructure to support LivePrism. LivePrism is a relatively new suite of products and services intended for consumption by SMEs. We may be unable to penetrate the SME market for hosted email and instant message filtering and archiving services as the competition for these types of products are significant. If we are unable to refine the technology underlying LivePrism in the manner we believe is possible to the satisfaction of current and future customers, if we are unable to penetrate the existing SME market for the product suite for which LivePrism is intended, or if our research and development efforts and expenses related to the development of LivePrism exceed the efforts or expenses which we believe are appropriate for this product, we may not realize the projected contribution of LivePrism to our revenues, and we may ultimately discontinue this product or adjust our projections and expectations regarding its contribution to our business and the positive impact on our future financial condition.

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

Our indirect sales channels accounted for approximately 40.4% and 43.8% of our revenue in 2007 and 2006, respectively. We intend to continue to rely on our indirect sales channels for a significant portion of our revenue. We depend on our indirect sales channels, including value-added resellers, distributors, and providers of managed Internet services, to offer our products to a larger customer base than can be reached through a direct sales effort. None of these parties is obligated to continue selling our products or to make any purchases from us. If they are unsuccessful in their efforts or are unwilling or unable to market and sell our new product offerings, our operating results will suffer. We cannot control the level of effort these parties expend or the extent to which any of them will be successful in marketing and selling our products. Some of our indirect sales channels also market and sell products that compete with our products or may decide to do so in the future. We may not be able to prevent these parties from devoting greater resources to support our competitors’ products and/or eliminating their efforts to sell our products.

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

Our existing and target customers are small, medium, and enterprise businesses. These businesses are more likely to be significantly affected by economic downturns than larger, more established businesses. Additionally, these customers often have limited discretionary funds, which they may choose to spend on items other than our security software products and services. If small, medium, and enterprise businesses experience economic hardship, they may be unwilling or unable to expend resources to develop or improve their IT security, which would negatively affect the overall demand for our products and services, and could cause our revenue to decline.

We have secured the additional funding through debt and equity financing which includes numerous covenants and debt-related obligations that may adversely affect our business and potentially reduce our revenues and affect the value of our common stock.

On January 25, 2008, St. Bernard Software, Inc. entered into a Loan Agreement with Agility Capital, LLC. Pursuant to the terms of the Loan Agreement, Agility provided St. Bernard with a non-revolving term loan in the amount of $750,000, at a 15% fixed interest rate. Beginning March 1, 2008, and on the first day of each month thereafter until July 1, 2008, St. Bernard is required to pay to Agility $25,000 plus accrued but unpaid interest. Beginning July 1, 2008, and on the first day of each month thereafter, St. Bernard is required to pay Agility $50,000 plus accrued interest. The Loan will mature on January 31, 2009. Prior to the Maturity Date, St. Bernard may prepay the Loan without penalty. Pursuant to the Loan Agreement, St. Bernard must pay Agility a one-time $25,000 origination fee and a monthly collateral management fee of $750. The obligations under the Loan Agreement are secured by substantially all of St. Bernard’s assets. Pursuant to a Subordination Agreement between Agility and Silicon Valley Bank, the Loan and security interest held by Agility are subordinated to the loan and the security interest held by Silicon Valley Bank pursuant to that certain Loan and Security Agreement dated May 11, 2007, as amended, between Silicon Valley Bank and St. Bernard.

Additionally, the Loan Agreement contains customary events of default including the following: nonpayment of principal or interest; the violation of a Loan Agreement covenant; the occurrence of a material adverse change; the attachment of any portion of St. Bernard’s assets; insolvency; material misrepresentations by St. Bernard; and the default by St. Bernard under any other loan agreement. Upon the occurrence of an event of default by St. Bernard, the applicable interest rate shall become 5% above the rate that would otherwise be applicable and certain fees become payable.

If St. Bernard ceases to do business or is dissolved or liquidated before payment in full of the Loan, it may owe Agility an exit fee equal to the greater of $250,000 or the amount Agility would have been entitled to receive had Agility exercised the Agility Warrant immediately before such transaction.

On January 25, 2008, St. Bernard entered into a Third Amendment to Loan and Security Agreement (the “Loan Amendment”) with Silicon Valley Bank (“SVB”), amending the Loan and Security Agreement entered into between St. Bernard and SVB on May 11, 2007 as amended by that certain First Amendment to Loan and Security Agreement dated as of July 9, 2007 and that certain Second Amendment to Loan and Security Agreement dated as of August 13, 2007. Pursuant to the terms of the Loan Amendment, among other things, SVB (i) refinanced the existing term loan with the proceeds of an advance under the revolving line of credit (and terminated the term loan facility), (ii) reduced the revolving line of credit it will provide to St. Bernard to an amount not to exceed $2,000,000, (iii) increased the interest rate on the revolving line of credit to 3% (from 2%) over the greater of the prime rate or 7.5%, (iv) modified the tangible net worth covenant, and (v) took a security interest in St. Bernard’s intellectual property.

Our failure to comply with our debt-related obligations could result in an event of default which, if not cured or waived, could result in an acceleration of our indebtedness, including our loans with Agility and SVB. This in turn could have a material adverse effect on our operations, our revenues and thus our common stock value. In the event we were unable to restructure or refinance our loans or secure other financing to repay this debt, our lenders could foreclose upon the collateral securing that debt.

Our future capital requirements and potentially limited access to financing may harm our ability to develop products and fund our operations.

We expect to continue spending substantial resources on research and development efforts to improve our secure content management appliances and system protection products. To the extent our revenues and borrowing arrangements with SVB and Agility are insufficient to fund our ongoing research and development efforts, we will need to raise additional funding. Other than SVB and Agility, we do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for technology companies. Any additional funding we seek would likely be accomplished through equity or debt financings which would require the consent of SVB and Agility. We may not be able to obtain additional financing on terms that are favorable to us or at all. If we acquire funds by issuing securities, dilution to existing stockholders will result. Our failure to obtain additional funding may require us to delay, reduce the scope of or eliminate one or more of our current research and development projects.

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

Our database categories and our process for classifying websites and software applications within those categories are subjective and may not be able to categorize websites and software applications in accordance with our customers’ expectations.

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

The success of our products depends, in part, on the breadth and accuracy of our databases. Although our databases currently catalog more than 10 million websites, they contain only a portion of such material that exists. In addition, the total number of websites is growing rapidly, and we expect this rapid growth rate to continue in the future. Our databases and database technologies may not be able to keep pace with the growth in the number of websites and software applications, especially the growing amount of content utilizing foreign languages. Further, the ongoing evolution of the Internet and computing environments will require us to continually improve the functionality, features and reliability of our databases. Because our products primarily can only manage access to websites included in our databases, if our databases do not contain a meaningful portion of relevant content, the effectiveness of iPrism will be significantly diminished. Any failure of our databases to keep pace with the rapid growth and technological change of the Internet will impair the market acceptance of our products, which in turn will harm our business, results of operations and financial condition.

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

•	loss or termination of employees, including costs associated with the termination of those employees;

•	dilution of then-current stockholders’ percentage ownership;

•	dilution of earnings if synergies with the acquired businesses are not achieved;

•	ability to generate sufficient revenue to offset acquisition or investment costs;

•	assumption of liabilities of the acquired businesses, including costly litigation related to alleged liabilities of the acquired businesses;

•	presentation of a unified corporate image to customers and employees;

•	increased costs and efforts in connection with compliance with Section 404 of the Sarbanes-Oxley Act; and

•	risk of impairment charges related to potential write-down of acquired assets in future acquisitions.

Our management is required to devote substantial time and incur additional expense to comply with public company regulations. Our failure to comply with such regulations could subject us to public investigations, fines, enforcement actions and other sanctions by regulatory agencies and authorities and, as a result, our stock price could decline in value.

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, impose various requirements on public companies, including with respect to corporate governance practices. We have incurred, and expect to continue incurring, significant legal, accounting and other expenses to comply with these requirements. In addition, our management and other personnel will need to devote a substantial amount of time to these requirements.

Our products may contain significant errors and failures, which may subject us to liability for damages suffered by end-users.

Software products frequently contain errors or failures, especially when first introduced or when new versions are released. Our end-user customers use our products in applications that are critical to their businesses, including data protection and recovery, and may have a greater sensitivity to defects in our products than to defects in other, less critical software products. If a customer loses critical data as a result of an error in or failure of our software products or as a result of the customer’s misuse of our software products, the customer could suffer significant damages and seek to recover those damages from us. Although our software licenses generally contain protective provisions limiting our liability, a court could rule that these provisions are unenforceable. If a customer is successful in proving its damages and a court does not enforce our protective provisions, we could be liable for the damages suffered by our customers and other related expenses, which could adversely affect our operating results.

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

Intellectual property is critical to our success, and we rely upon trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. Any of our trademarks may be challenged by others or invalidated through administrative process or litigation. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective trademark, copyright, and trade secret protection may not be available to us in every country in which our products are available. The laws of some foreign countries may not be as protective of intellectual property rights as U.S. laws, and mechanisms for enforcement of intellectual property rights may be inadequate. As a result, our means of protecting our proprietary technology and brands may not be adequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property, including the misappropriation or misuse of the content of our proprietary database of websites. Any such infringement or misappropriation could have a material adverse effect on our business, results of operations and financial condition.

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

Further, the stock market has experienced significant price and volume fluctuations that have particularly affected the market price of the stock of many Internet-related companies. In some cases, the market price of the stock has been unrelated or disproportionate to the operating performance of these companies. A number of publicly traded Internet-related companies have current market prices below their initial public offering prices. Market fluctuations such as these may seriously harm the market price of our securities. In the past, securities class action suits have been filed following periods of market volatility in the price of a company’s securities. If such an action were instituted, we would incur substantial costs and a diversion of management attention and resources, which would seriously harm our business, results of operations and financial condition.

The amount of stock held by our executive officers, directors and other affiliates may limit the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our executive officers, directors and affiliates own approximately 35.1% of our voting stock as of December 31, 2007. These stockholders can have a substantial influence on all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in control or discouraging a potential acquirer from attempting to obtain control of the Company, which in turn could have a material adverse effect on the market price of our common stock or prevent stockholders from realizing a premium over the market price for their shares of our common stock.

We may not be able to attract and retain the highly skilled employees we need to support our planned growth.

We may not be successful in attracting and retaining qualified personnel. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity based compensation. The volatility of our stock price and quarterly variations in our revenues and operating expenses may adversely affect our ability to recruit or retain qualified employees. The companies, with which we compete, have experienced personnel that have greater resources than we have. If we fail to attract new personnel or retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

We rely on a relatively new and limited management team to grow our business.

Several of our executive officers and key management personnel have terminated their employment relationship with the Company. Our success and future growth depends to a significant degree on the skills and continued services of Vincent Rossi, our Chief Executive Officer and acting Chief Financial Officer, who was hired in July 2006. We may experience difficulty assimilating our recently hired and promoted managers, and we may not be able to successfully locate, hire, assimilate, and retain other executive officers and qualified key management personnel.

Our employment agreements with our executive officers are “at-will” and they can terminate their employment relationship with us at any time.

We could encounter difficulties managing our growth, which could adversely affect our results of operations.

We will need to effectively manage our organization, operations, and facilities in order to successfully sell our services and appliances to reach profitability. We decreased the number of our employees from 169 as of December 31, 2006 to 99 as of December 31, 2007. We believe that this decrease will allow us to reach our strategic objectives to control spending. Our need to effectively manage our operations and grow our business requires that we continue to improve our operational, financial and management controls, reporting systems, and procedures. We may not be able to maintain these improvements, which will not allow us to reach our strategic objectives and become profitable.

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

St. Bernard’s corporate headquarters is located in San Diego, California. It consists of a leased office facility for sales, research and development, and administrative personnel, which measures approximately 56,000 square feet. St. Bernard’s facility is occupied under a lease that expires on December 31, 2010. The Company closed its operations and terminated its office space lease in Camberley, UK and in Chatswood, Australia in November and July 2007, respectively.

Location	Approximate Square Feet	Date Current Lease Expires	Monthly Rent
15015 Avenue of Science	56,000	December 31, 2010	$93,000
San Diego, CA 92128

Unit 4, Riverside Way	2,000	Terminated on	$8,000
Watchmoor Park, Camberley		November 30, 2007
Surrey GU15 3YQ
United Kingdom

Level 11, Tower B	1,700	Terminated on	$2,200
821 Pacific Highway		July 31,2007
Chatswood NSW 2067
Australia

The Company believes that our existing facility is well maintained, in good operating condition, suitable for our operations, and is adequate to meet our current requirements.

Item 3.	LEGAL PROCEEDINGS

In the normal course of business, the Company is occasionally named as a defendant in various lawsuits. On March 14, 2007, Arthur Budman filed an action against the Company in the San Diego Superior Court for the County of San Diego, asserting claims of intentional misrepresentation, negligent misrepresentation, fraudulent concealment, and negligence. The Company has appealed the Superior Court’s denial of its motion to compel arbitration, which is currently pending. The Company intends to vigorously defend its interests in this matter and expects that the resolution of this matter will not have a material adverse effect on its business, financial condition, results of operations, or cash flows. However, due to the uncertainties in litigation, no assurance can be given as to the outcome of these proceedings.

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) Since February 17, 2005 our Common Stock has been traded on the Over-the-Counter Bulletin Board. The table below sets forth, for the calendar quarters indicated, the high and low bid prices of the St. Bernard Software common stock as reported on the Over-the-Counter Bulletin Board. The over-the-counter market quotations reported below reflect inter-dealer prices, without markup, markdown or commissions and may not represent actual transactions.

Fiscal Year 2006	High	Low
First Quarter	$5.35	$5.19
Second Quarter	$5.36	$5.19
Third Quarter	$5.37	$3.33
Fourth Quarter	$3.94	$1.80

Fiscal Year 2007
First Quarter	$2.24	$1.75
Second Quarter	$1.76	$0.86
Third Quarter	$1.15	$0.56
Fourth Quarter	$0.87	$0.59

(b) As of December 31, 2007, there were approximately 210 holders of our Common Stock.

(c) No cash dividends have been paid on our Common Stock during our two most recent fiscal years, and St. Bernard does not intend to pay cash dividends on its Common Stock in the immediate future.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Selected Financial Data

The selected audited consolidated financial data presented below for the two years ended December 31, 2007 and 2006 are derived from our audited consolidated financial statements and accompanying notes. This selected financial data should be read in conjunction with the other sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes thereto included elsewhere in this report.

Years Ended December 31,

	2007	2006
Statements of Income Data:
Revenues
License	$1,711,000	$3,851,000
Appliance	3,160,000	3,144,000
Subscription	14,205,000	15,563,000

Total Revenues	19,076,000	22,558,000

Cost of Revenues
License	70,000	101,000
Appliance	3,194,000	2,229,000
Subscription	3,859,000	4,051,000

Total Cost of Revenues	7,123,000	6,381,000

Gross Profit	11,953,000	16,177,000

Sales and Marketing Expenses	13,387,000	11,246,000
Research and Development Expenses	6,035,000	6,401,000
General and Administrative Expenses	7,858,000	7,955,000
Impairment of Intangible Assets	3,262,000	—

Total Operating Expenses	30,542,000	25,602,000

Loss from Operations	(18,589,000)	(9,425,000)

Other Expense (Income)
Interest Expense—Net	196,000	128,000
Gain on Sale of Assets	(11,284,000)	—
Other Income	(26,000)	—
Warrant Income	—	(2,630,000)

Total Other Income	(11,114,000)	(2,502,000)

Loss Before Income Taxes	(7,475,000)	(6,923,000)
Income Tax Expense	(42,000)	(1,100,000)

Net Loss	$(7,517,000)	$(8,023,000)

Basic and Diluted Loss Per Common Share	$(0.51)	$(0.68)

Weighted Average Shares Outstanding	14,769,567	11,724,974

Balance sheet data:
Current Assets	$5,150,000	$10,020,000
Current Liabilities	15,928,000	18,392,000
Line of Credit	1,566,000	296,000
Stockholders’ Deficit	$(7,956,000)	$(1,213,000)

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

Our Business

We design, develop, and market secure content management (SCM) and policy compliance solutions to small, medium, and enterprise class customers. These SCM solutions enable our customers to efficiently filter and manage their employee usage policy for the internet, e-mail and instant messaging (IM). We also provide an on-demand archiving solution for internet usage, e-mail and IM that supports our customers policy requirements for message retention and discovery. Our solutions are delivered as appliances and as on-demand software as a service (SaaS).

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

We invested significantly in research and development activities and for the years ended December 31, 2007 and 2006 we spent $6.0 million and $6.4 million, respectively, on research and development. Our research and development efforts have been focused on network based secure content management solutions and expanding our product portfolio into new delivery models, such as SaaS, and additional secure content management markets, such as messaging security.

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

Our Business Growth

We have historically grown organically and through acquisitions. On October 26, 2005 we entered into a merger agreement with Sand Hill IT Security Acquisition Corp. (“Sand Hill” or “Parent”), a publicly held Delaware corporation. On July 27, 2006 stockholders of Sand Hill voted to approve the merger agreement and the transactions set forth therein in which we became the Parent’s wholly-owned subsidiary. Sand Hill then changed its name to St. Bernard Software, Inc.

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

Effective October 17, 2006, we acquired AgaveOne, Inc., a Nevada corporation doing business as Singlefin. Singlefin provided on-demand security and business services to small and medium sized companies, including email filtering, web filtering and instant messaging management as a hosted or on demand service. In connection with the Singlefin acquisition, we paid Singlefin stockholders and option holders $471,000 in cash, issued 471,288 shares of common stock and assumed certain stock options granted by Singlefin and converted them into options to acquire 47,423 shares of our common stock. We also satisfied $5.7 million in Singlefin indebtedness and certain Singlefin employees received bonuses totaling $250,000. The aggregate value of the transaction was approximately $8.1 million.

Our Financial Results

We reported revenues of $19.1 million for the year ended December 31, 2007 compared to $22.6 million in the same period last year, a decrease of 15.5%; a net loss for the year ended December 31, 2007 of $7.5 million, compared to a net loss of $8.0 million in the same period last year; net basic and diluted loss per share for the year ended December 31, 2007 was $0.51, compared to $0.68 reported in the same period last year. The decrease in the basic and diluted loss per share was primarily attributable to the $11.3 million gain from the sale of the UpdateEXPERT in January 2007 and Open File Manager in August 2007, offset by an increase in operating expenses of $9.3 million from 2007 as compared to 2006. The year to year increase in operating expenses includes an impairment of $3.3 million for the intangible assets related to the acquisition of AgaveOne.

Cash used in operations for year ended December 31, 2007 was $11.6 million compared to cash used during the year ended December 31, 2006 of $4.9 million. The net increase in use of cash was due primarily to higher operating losses, offset by $4.2 million in non-cash charges, which include an impairment of intangibles related to the acquisition of AgaveOne and stock-based compensation. In addition, a net change of $2.5 million in our balance sheet accounts further offset the increase in our operating expenses.

We utilize cash in ways that management believes provide an optimal return on investment. Principal uses of our cash for investing and financing activities include new product development, acquisition of technologies, and purchases of property and equipment.

On May 15, 2007, we established a line of credit with Silicon Valley Bank, terminating our line of credit with Camel Financial. On January 25, 2008, we amended our line of credit agreement with Silicon Valley Bank. See section titled, “Credit Facility” for the terms of the original and amended agreement with Silicon Valley Bank. The balance on the line of credit with SVB was $1.6 million as of December 31, 2007. In addition, we secured a bridge loan with Agility Capital, LLC for $750,000 on January 25, 2008. See section titled, “Bridge Loan” for the terms of the agreement with Agility Capital, LLC.

During the year ended December 31, 2007, we continued to invest in product development. Two product extension efforts were underway during the year to enhance the features of iPrism version 6.0 and LivePrism.

Critical Accounting Policies and Estimates

There are several accounting policies that are critical to understanding our historical and future performance because these policies affect the reported amounts of revenue and other significant areas in our reported financial statements and involve management’s judgments and estimates. These critical accounting policies and estimates include:

•	revenue recognition;

•	allowance for doubtful accounts;

•	impairment of goodwill and long-lived assets;

•	accounting for income taxes;

•	warranty obligation; and

•	accounting for stock options.

These policies and estimates and our procedures related to these policies and estimates are described in detail below and under specific areas within the discussion and analysis of our financial condition and results of operations. Please refer to Note 1, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements of St. Bernard for the year ended December 31, 2007 included herein for further discussion of our accounting policies and estimates. We have revised our accounting policies for our allowance for doubtful accounts and our warranty obligations in 2007. There have been no material changes to all other accounting policies during the year ended December 31, 2007.

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

Assuming all other revenue recognition criteria are met, license and appliance revenue is recognized upon delivery in accordance with Statement of Position, or SOP, 97-2 Software Revenue Recognition. Under 97-2, we have established vendor specific objective evidence, or VSOE, on each element of multiple element arrangements using the price charged when the same element is sold separately. Undelivered elements typically include subscription, maintenance and technical support and are recognized ratably over the term.

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

Product Returns and Exchanges

Our license arrangements do not typically provide customers a contractual right of return. Some of our sales programs allow customers limited product exchange rights. Management estimates potential future product returns and exchanges and reduces current period product revenue in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists”. The estimate is based on an analysis of historical returns and exchanges. Actual returns may vary from estimates if we experience a change in actual sales, returns or exchange patterns due to unanticipated changes in products, or competitive and economic conditions.

Allowance for Doubtful Accounts

The accounts receivable reserve is evaluated quarterly and estimated based on the actual write offs as a percent of average net accounts receivable for the previous six through twelve months. The net accounts receivable is comprised of gross accounts receivable adjusted for advanced billings and any amounts specifically reserved for. Actual bad debts may vary from estimates if we experience a change in actual sales, returns or exchange patterns due to unanticipated changes in products, or competitive and economic conditions.

To determine the amount specifically reserved for, all accounts on the month end Aged Open Invoice Report past due more than 89 days and in excess of $2,000 will be reviewed for collectability, as well as any other accounts that are not more than 89 days past due but are known to be uncollectible. Accounts receivable, deferred revenue, and recognized revenue (via bad debt expense) are then written off based upon our anticipated inability to collect on these amounts. The estimated reserve is compared to the accounts receivable reserve per the general ledger. Any significant variances are recorded to the reserve account, as well as any recoveries.

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

Goodwill arose through business acquisitions made in 2000 and 2006. We completed the test for the goodwill that arose in 2000 during the fourth quarter of 2006, and we were not required to record an impairment loss on that goodwill. As a result of our significant underperformance relative to the expected operating results, we tested our goodwill that arose in 2006 for impairment at during 2007 in accordance with SFAS No. 142. We were not required to record an impairment loss on that goodwill. The Company is one reporting unit for purposes of testing goodwill.

In accordance with Statement of Financial Accounting Standards (SFAS ) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, management reviews our long-lived asset groups, including property and equipment and other intangibles, for impairment and whenever events indicate that their carrying amount may not be recoverable. When management determines that one or more impairment indicators are present for an asset group, we compare the carrying amount of the asset group to net future undiscounted cash flows that the asset group is expected to generate. If the carrying amount of the asset group is greater than the net future undiscounted cash flows that the asset group is expected to generate, we compare the fair value to the book value of the asset group. If the fair value is less than the book value, we would recognize an impairment loss. The impairment loss would be the excess of the carrying amount of the asset group over its fair value. As a result of our significant underperformance relative to the expected operating results and current-period operating and cash flow losses coupled with the operating history of such losses, the Company tested its intangible assets for impairment during the year ended December 31, 2007. Based upon the results of the test, management has concluded that the intangible assets related to the acquisition of AgaveOne were impaired during 2007. Per the analysis, the Company has determined that the carrying value of the long-lived intangible assets exceeded the sum of the undiscounted cash flow, over a five year projection period, expected to result from the use and eventual disposition of the asset group. As a result, an impairment charge of $3.3 million was recorded during 2007 to write-down the intangible asset to zero. See Notes 1 and 3 in the Notes to the Consolidated Financial Statements of St. Bernard for the year ended December 31, 2007 included herein.

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

Accounting for Income Taxes

We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This process requires that management estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences identified are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. Management’s judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, its interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or management’s interpretation of tax laws, and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our balance sheet and results of operations. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance if required. As of December 31, 2007 and 2006, we fully reserved the deferred tax assets resulting in a tax expense of $42,000 and $1.1 million, respectively. The deferred tax assets include net operating losses and may be subject to significant annual limitation under certain provisions of the Internal Revenue Code of 1986, as amended. Management’s determination of valuation allowance is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income and the relative proportion of revenue and income before taxes in the various domestic and international jurisdictions in which we operate.

Warranty Obligation

The company prepares a quarterly analysis of the estimated warranty liability. This is achieved by first obtaining a current listing of all active appliances in the field, as well as each appliance’s remaining maintenance term. Then, we calculate an average repair cost as well as an average yearly replacement percentage per appliance model based on historical failure rates, for both in and out of warranty appliances. These estimates are then applied to the remaining maintenance terms outstanding, in order to obtain a point in time estimate of the future warranty expense for all active appliances.

Accounting for Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R (revised 2004), “Share-based Payment”, using the modified prospective method. Under this transition method, stock-based compensation expense for fiscal year 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 are based upon the grant date fair value estimated in accordance with SFAS 123R. Prior to the adoption of SFAS 123R on January 1, 2006, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

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

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based compensation, expected stock price volatility factor, and the pre-vesting option forfeiture rate. The weighted average fair value of options granted during the year ended December 31, 2007 and 2006, was calculated using the Black-Scholes option pricing model with the following valuation assumptions in the table below. The Company estimates the expected life of stock options granted based upon management’s consideration of the historical life of the options, the vesting period of the options granted, and the contractual period options granted. The Company estimates the expected volatility factor of its common stock based on the weighted average of the historical volatility of a publicly traded surrogate of the Company and the Company’s implied volatility from its common stock price. The Company applies its risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The Company has no history or expectation of paying any cash dividends on its common stock. Forfeitures were estimated based on historical experience.

Commitments and Contingencies

Effective October 1, 2006, we adopted the provisions of the Financial Accounting Standards Board (FASB) Staff Position (“FSP”) Emerging Issue Task Force (“EITF”) 00-19-2, “Accounting for Registration Payment Arrangements”. As a result we changed the manner in which we account for the warrants that were issued subject to a registration payment arrangement by Sand Hill during 2004. Pursuant to the FSP which was posted December 21, 2006, we now account for the registration rights contained in the warrants separately and measure the liability under FASB SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss”. As a result of the application of transition guidance in the FSP, we reported a change in accounting principle through a cumulative-effect adjustment. The warrant liability originally recorded of approximately $8.1 million was transferred to additional paid in capital and retained earnings was adjusted for approximately $2.6 million, which is the difference in the carrying amount of the instrument recorded as a liability immediately prior to the adoption of the FSP and the amount reclassified to equity. We have chosen early adoption of this FSP. Pursuant to FASB SFAS No. 5, a loss contingency is to be accrued only if it is probable and can be reasonably estimated. We have determined that a loss contingency related to the registration requirements in the warrants is not probable.

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

In the normal course of business, the Company is occasionally named as a defendant in various lawsuits. On March 14, 2007, Arthur Budman filed an action against the Company in the San Diego Superior Court for the County of San Diego, asserting claims of intentional misrepresentation, negligent misrepresentation, fraudulent concealment, and negligence. The Company has appealed the Superior Court’s denial of its motion to compel arbitration, which is currently pending. The Company intends to vigorously defend its interests in this matter and expects that the resolution of this matter will not have a material adverse effect on its business, financial condition, results of operations, or cash flows. However, due to the uncertainties in litigation, no assurance can be given as to the outcome of these proceedings.

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

Results of Operations of St. Bernard

Comparison of Fiscals Years Ended December 31, 2007 and 2006 (In millions, except percentages)

Revenues

	For the Years Ended December 31,
	2007	2006	% Change
Total revenues	$19.1	$22.6	(15.5)%

Revenues decreased $3.5 million for the fiscal year ended December 31, 2007 as compared to the comparable period in the prior year primarily due to an increase of $2.6 million in our core product line revenue, which includes iPrism, offset by a decrease of $6.1 million in our UpdateEXPERT and Open File Manager revenue. We sold the UpdateEXPERT product line to Shavlik Technologies in January 2007, and we sold the Open File Manager product line to EVault, Inc. in August 2007. See discussion of changes in net license revenue, net appliance revenue, and net subscriptions below.

License Revenues

	For the Years Ended December 31,
	2007	2006	% Change
License revenues	$1.7	$3.9	(56.4)%
As a percentage of revenues	8.9%	17.3%

For the year ended December 31, 2007 our net license revenue decreased $2.2 million as compared to the same period in 2006 due primarily to a decrease in UpdateEXPERT and Open File Manager license revenue. We sold the UpdateEXPERT product line to Shavlik Technologies in January 2007, and we sold the Open File Manager product line to EVault, Inc. in August 2007. We do not expect significant license revenue in future periods due to the sale of the two products lines mentioned above.

Appliance Revenues

	For the Years Ended December 31,
	2007	2006	% Change
Appliance revenues	$3.2	$3.1	3.2%
As a percentage of revenues	16.8%	13.7%

For the year ended December 31, 2007, appliance hardware sales increased $0.1 million as compared to the same period in 2006. Total units shipped for the year ended December 31, 2007 were 2,550 compared with 2,374 for the same period in 2006. We expect appliance revenue to increase in future periods due to the increased efforts of our sales team to upsell our customers to our h-series appliances, which are designed to enhance the iPrism web filtering capabilities.

Subscription Revenues

	For the Years Ended December 31,
	2007	2006	% Change
Subscription revenue	$14.2	$15.6	(9.0)%
As a percentage of revenues	74.3%	69.0%

For the year ended December 31, 2007, our subscription revenue decreased $1.4 million over the same period in 2006 due primarily to the sale of UpdateEXPERT to Shavlik Technologies in January 2007 and the sale of Open File Manager to EVault in August 2007. The net decrease was composed of a $2.6 million increase in our core product lines, which includes iPrism, offset by a $4.0 million decrease in the UpdateEXPERT and Open File Manager subscription revenues. As of January 2007, we no longer marketed our Open File Manager product line, causing the subscription revenue for that product to decline in the year ended December 31, 2007, as compared to the same period on 2006. Our marketing efforts were concentrated towards the iPrism and LivePrism product lines. Renewal rates for our products range from 75% to 95%. We expect our subscription revenues to increase in the future periods by increasing our customer base and exploring opportunities to increase our core business lines.

Cost of Revenue

	For the Years Ended December 31,
	2007	2006	% Change
Total cost of revenue	$7.1	$6.4	10.9%
Gross margin percent	62.8%	71.7%

Cost of revenues consist primarily of the cost of contract manufactured hardware, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Cost of revenue increased $0.7 million for the year ended December 31, 2007 compared to the same period in 2006. Gross margin decreased 8.9% for the year ended December 31, 2007 compared to the same period in 2006, primarily due to an increase in appliance hardware costs and the write-down of our historical costs associated with our M-series appliances which has been replaced by our h-series appliances, the addition of LivePrism costs, which include direct subscription costs and payroll related costs for our LivePrism technical support staff, and an increase to our warranty liability at December 31, 2007. The LivePrism product line has not gained adequate revenue traction to support its costs of revenue.

Cost of Appliance Revenue

	For the Years Ended December 31,
	2007	2006	% Change
Total cost of appliance revenue	$3.2	$2.2	45.5%
Gross margin percent	0.0%	29.0%

The cost of appliance revenue includes contract manufactured equipment, packaging and freight. The cost of hardware for the year ended December 31, 2007 increased $1.0 million from the same period in 2006. The increase in costs and the 29.0% decrease in gross margin percentage for year ended December 31, 2007 compared to the same period in 2006 can be mainly attributed to the write-down of obsolete inventory, booking of a warranty reserve for returns that we anticipate in the future, an increase in the costs of freight, as well as an increase in the net number of outstanding customer-service replacement units during 2007 as compared to 2006.

Cost of Subscription Revenue

	For the Years Ended December 31,
	2007	2006	% Change
Total cost of subscription revenue	$3.9	$4.1	(4.9)%
Gross margin percent	72.5%	73.7%

The cost of subscription revenue includes the technical operations group that maintains the various databases and the technical support group, which include direct subscription costs and payroll related costs for our subscription products. Due to the sale of UpdateEXPERT and Open File Manager in January and August 2007, respectively, costs related to these two product lines decreased. This decrease was offset by payroll and other direct expenses related to LivePrism, a subscription only product which was launched in the first quarter of 2007, resulting in a $0.2 million net decrease for the year ended December 31, 2007 as compared to the same period in 2006. The decrease in gross margin was due to the increased costs to support our subscription services, mostly attributable to our LivePrism product line. The LivePrism product line has not generated adequate revenue to support its costs of subscription revenue.

Sales and Marketing

	For the Years Ended December 31,
	2007	2006	% Change
Total sales and marketing	$13.4	$11.2	19.6%
As a percentage of revenues	70.2%	49.6%

Sales and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the year ended December 31, 2007, the sales and marketing expenses increased 19.6%, or $2.2 million, over the same period in 2006. The increase was primarily due to the hiring of additional channel sales staff during 2007 as a result of a decision to expand the channel sales program in order to reach a broader customer base. This decision resulted in an increase in compensation expenses and commissions of $0.5 million. In addition, there was an increase in advertising expenses related to the on-demand product line of $1.0 million, an increase in consulting and technical training expenses of $0.2 million due to the reorganization of our EMEA office, an increase in travel expenses of $0.1 million due to additional travel for the increased sales staff, an increase of $0.1 million in dues and subscriptions expenses related to the iPrism and on-demand product lines, and an increase of $0.3 million in other sales and marketing related expenses in the year ended December 31, 2007. We anticipate a sizable decrease in sales and marketing expenses in future periods which are attributable to our cost reduction efforts along with the closure of our sales offices in Europe. Sales and marketing expenses for our European offices accounted for 20.1%, or $2.7 million, of our total sales and marketing expenses for 2007.

Research and Development

	For the Years Ended December 31,
	2007	2006	% Change
Total research and development	$6.0	$6.4	(6.3)%
As a percentage of revenues	31.4%	28.3%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The decrease of $0.4 million for the year ended December 31, 2007 compared to the same period in 2006 was primarily the result of a net decrease of $0.3 million in compensation costs and a decrease of $0.1 million in other research and development expenses. The combined $0.4 million decrease in research and development expenses were attributable to an increase compensation costs of $0.9 million for additional specialized staff related to the expanded data center development, offset by a decrease of $1.3 million in compensation costs for the UpdateEXPERT and Open File Manager staff as a result of the sale of those product lines in January and August 2007, respectively. Management believes that a significant level of research and development investment is required to remain competitive and we expect to continue to invest in research and development activities.

We believe that the present level of research and development costs during fiscal year 2007 will be sufficient in the future to keep the existing products competitive, however, additional development staff and other development resources will be required if a new product development effort is undertaken.

General and Administrative

	For the Years Ended December 31,
	2007	2006	% Change
Total general and administrative	$7.9	$8.0	(1.3)%
As a percentage of revenues	41.4%	35.4%

General and administrative expenses consist primarily of salaries, related benefits, and fees for professional services, such as legal and accounting services. General and administrative expenses decreased $0.1 million for the year ended December 31, 2007 compared to the same period in 2006, largely due to an increase in contract labor and consulting services of $0.5 million due to a combination of SOX 404, Board of Director, and IT consulting fees, an increase in compensation expense and bonuses of $0.4 million, an increase in amortization expenses of approximately $0.2 million due to the amortization of capitalized intangible assets related to AgaveOne, an increase in FAS 123R expenses of $0.1 million, offset by a $1.3 million net decrease in other general and administrative expenses. Other general and administrative expenses include insurance, legal, and accounting expenses, which are the costs associated with being a public company. The combined $1.3 million net decrease in other general and administrative expenses were largely due to a decrease in legal fees in 2007 as compared to the same period 2006 attributable to the acquisition of AgaveOne, the merger with Singlefin, and the eSoft litigation in 2006. We expect a significant decrease in our general and administrative expenses in our future periods due to our extensive cost cutting efforts.

Impairment of intangible assets related to the acquisition of AgaveOne

	For the Years Ended December 31,
	2007	2006	% Change
Total impairment of intangible assets related to the acquisition of AgaveOne	$3.3	$0.0	100.0%
As a percentage of revenues	17.3%	0.0%

As a result of our significant underperformance relative to the expected operating results and current-period operating and cash flow losses coupled with the operating history of such losses, the Company tested its intangible assets for impairment during the nine months ended September 30, 2007. Based upon the results of the test, management has concluded that the intangible assets related to the acquisition of AgaveOne were impaired during the year ended December 31, 2007. Per the analysis, the Company has determined that the carrying value of the long-lived intangible assets exceeded the sum of the undiscounted cash flow, over a five year projection period, expected to result from the use and eventual disposition of the asset group. As a result, an impairment charge of $3.3 million was recorded at September 30, 2007 to write-down the intangible asset to zero.

Interest and Other Income, Net

	For the Years Ended December 31,
	2007	2006	% Change
Total interest and other income, net	$0.2	$0.1	100.0%
As a percentage of revenues	1.0%	0.4%

Interest and other income, net, includes interest expense, interest income, and other income. There was an increase in interest expense of approximately $0.1 million for the year ended December 31, 2007 over the same period in 2006.

Change in Fair Value of Warrant Derivative

	For the Years Ended December 31,
	2007	2006	% Change
Change in fair value of warrant derivative	$0.0	$(2.6)	(100.0)%
As a percentage of revenues	0.0%	11.5%

There was a $2.6 million decrease in the gain recognized from the change in fair value of the warrant derivative for the year ended December 31, 2007 as compared to the same period in the prior year. In 2006, this income resulted from the change in the warrant liability. The expense or income is determined by multiplying the change in the value of the warrants during the period by the outstanding warrants classified as derivative liabilities and adjusting the value of the warrant liability to the calculated amount. A decrease in the warrant liability is recorded as income and an increase in the liability is recorded as expense. Based on our adoption of the provisions of FASB Staff Position (“FSP”) Emerging Issue Task Force (“EITF”) 00-19-2, “Accounting for Registration Payment Arrangements”, the warrants previously classified as derivative liabilities were reclassified to equity. Accordingly, there were no derivative liabilities recorded during 2007 and no changes in fair value of derivative liabilities were recognized.

Gain on Sale of Assets

	For the Years Ended December 31,
	2007	2006	% Change
Gain on sale of assets	$11.3	$0.0	100.0%
As a percentage of revenues	59.2%	0.0%

The gain on the sale of assets of approximately $11.3 million was due to the sale of our UpdateEXPERT and Open File Manager product lines and is primarily due to the cash received for the intellectual property, net of liabilities assumed, offset by a loss for expenses related to the sale and uncollectible accounts receivable amounts. As a result of these sales, the Company realized a gain of $3.6 million and $7.9 million for the sale of UpdateEXPERT and Open File Manager, respectively. The Company also realized a loss of $0.2 million for the disposal of fixed assets during fiscal year 2007.

Income Tax Expense

	For the Years Ended December 31,
	2007	2006	% Change
Income tax expense	$0.0	$1.1	(100.0)%
As a percentage of revenues	0.0%	4.9%

Income tax expense is a result of management’s determination that it is not more likely than not that the deferred tax asset will be utilized.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The accounting provisions of SFAS 160 will be effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact, if any, this statement will have on its financial position, cash flows, or results of operations.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The accounting provisions of SFAS 160 will be effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact, if any, this statement will have on its financial position, cash flows, or results of operations.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 141R (revised), “Business Combinations”. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact, if any, this statement will have on its financial position, cash flows, or results of operations.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings, or another performance indicator if the business entity does not report earnings, at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The accounting provisions of SFAS No. 159 will be effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 but does not believe that the adoption of SFAS 157 will have a material impact on its financial position, cash flows, or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This Statement defines fair value,

establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies in those instances where other accounting pronouncements that require or permit fair value measurements, the board of directors having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. We are required to adopt SFAS 157 no later than the fiscal year beginning after November 15, 2007. The accounting provisions of SFAS No. 157 will be effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 but does not believe that the adoption of SFAS 157 will have a material impact on its financial position, cash flows, or results of operations.

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

Cash used in operations for year ended December 31, 2007 was $11.6 million compared to cash used during the year ended December 31, 2006 of $4.9 million. The net increase in use of cash was due primarily to higher operating losses, offset by $4.2 million in non-cash charges, which included a charge for an impairment of intangible assets related to the acquisition of AgaveOne as well as stock-based compensation expense. In addition, a net change of $2.5 million in our balance sheet accounts further offset the increase in our operating expenses.

Cash flows provided by investing activities for the year ended December 31, 2007 and 2006 was $6.9 million and $7.0 million, respectively. The cash provided by investing activities was primarily due to the net proceeds from the sale of UpdateEXPERT for $1.2 million and the sale of Open File Manager for $6.2 million, offset by purchases of fixed assets for $0.4 million, and additional costs related to the purchase of Singlefin for $0.1 million.

Cash flows provided by financing activities for the year ended December 31, 2007 and 2006 was $1.2 million and $16.7 million, respectively. The cash provided by financing activities was due primarily to an increase in the line of credit of $1.3 million and a decrease in principal payments on capitalized lease obligations of $0.1 million.

For the year ended December 31, 2007, the net decrease in cash was $3.5 million compared to a net increase in cash of approximately $4.8 million for the comparable period in 2006.

Credit Facility

The Company had a $1,250,000 line of credit with a finance company that automatically renewed every six months. The line of credit provided for advances of up to 80% of eligible accounts receivable. Interest was payable monthly at 1.5% per month (18% per annum).

On May 15, 2007, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, a California corporation (“SVB”). Pursuant to the terms of the Loan Agreement, SVB has agreed to provide St. Bernard with a two year revolving line of credit equal to the lesser of (i) $4,000,000 or (ii) the amount of the “Borrowing Base”, or eligible accounts receivable, as described in the Loan Agreement. The Loan Agreement also provides for term loans up to $2,000,000 pursuant to which St. Bernard may request up to a maximum of six term loan advances, the first of which was made available after May 15, 2007, in the amount of $1,000,000. The Loan Agreement further provides for letters of credit, advances in connection with SVB cash management services and a special reserve for foreign currency exchange contracts with SVB which in the aggregate may not exceed $250,000. The borrowing availability on the revolving line of credit is reduced by the amount of outstanding principal of any term loans, any outstanding letters of credit, any advances in connection with SVB cash management services and the amount of the reserve for foreign currency exchange contracts with SVB and is subject to the other terms and conditions described in the Loan Agreement. Advances under the revolving line of credit and the term loans shall accrue interest at a per annum rate equal to 2% above the greater of (i) SVB’s announced prime rate or (ii) 7.50%. At December 31, 2007, the effective interest rate was 9.5%.

The obligations under the Loan Agreement are secured by substantially all of St. Bernard’s assets other than certain intellectual property rights.

The Loan Agreement contains customary affirmative and negative covenants and other restrictions. The affirmative covenants include, among others, the delivery of financial statements and accounts receivables schedules to SVB, the maintenance of insurance and the maintenance of a minimum level of tangible net worth. St. Bernard has also agreed that without the consent of SVB, it shall refrain from activities such as engaging in a merger or acquisition, incurring indebtedness, paying dividends or making distributions to its stockholders, repurchasing capital stock or making payments on subordinated debt. At December 31, 2007 the Company was in compliance with the above stated covenants and restrictions.

In connection with the execution of the Loan Agreement, St. Bernard issued warrants to SVB on May 16, 2007, which allows SVB to purchase up to 100,000 shares of St. Bernard common stock at an exercise price of $1.60 per share. The warrants expire on the fifth anniversary of the warrant’s issue date. Accordingly, the Company recorded debt issue costs in the amount of $91,000, based on the estimated fair value allocated to the warrants using the following assumptions; 73.56% volatility, risk free interest rate of 4.71%, an expected life of five years and no dividends. Amortization of the interest expense for year ended December 31, 2007 was approximately $11,000. Furthermore, St. Bernard has agreed to grant SVB certain piggyback registration rights with respect to the shares of common stock underlying the warrants. As of December 31, 2007, the balance on the line of credit with SVB was $1.6 million.

In connection with the execution of the Loan Amendment, St. Bernard issued a warrant to (the “SVB Warrant”), which allows SVB to purchase up to 140,350 shares of St. Bernard common stock at an exercise price of $0.57 per share. The SVB Warrant expires on January 24, 2015. Furthermore, St. Bernard has granted SVB piggyback registration rights with respect to the shares of common stock underlying the SVB Warrant.

Bridge Loan

In May 2006, the Company entered into a loan agreement with a member of our Board of Directors (and stockholder) and a third party whereby $125,000 and $375,000, respectively, was made available to us as a bridge loan pursuant to secured promissory notes. Amounts borrowed under the notes were due on November 25,

2006 and bore interest at 12%. In connection with the execution of the notes, the related parties mentioned above received warrants for an aggregate of 10,491 shares of our common stock exercisable at a price equal to the last reported sale price on the day prior to the maturity date of the notes on the primary market on which the shares of our common stock are traded. These notes were secured by a lien on substantially all of our assets, subject to the lien of our existing senior lender. The promissory notes have been paid in full as of December 31, 2006.

On January 25, 2008, St. Bernard Software, Inc. entered into a Loan Agreement (the “Agility Loan Agreement”) with Agility Capital, LLC (“Agility”). Pursuant to the terms of the Agility Loan Agreement, Agility provided St. Bernard with a non-revolving term loan in the amount of $750,000, at a 15% fixed interest rate (the “Loan”). Beginning March 1, 2008, and on the first day of each month thereafter until July 1, 2008, St. Bernard is required to pay to Agility $25,000 plus accrued but unpaid interest. Beginning July 1, 2008, and on the first day of each month thereafter, St. Bernard is required to pay Agility $50,000 plus accrued interest. The Loan will mature on January 31, 2009 (the “Maturity Date”). Prior to the Maturity Date, St. Bernard may prepay the Loan without penalty. Pursuant to the Agility Loan Agreement, St. Bernard must pay Agility a one-time $25,000 origination fee and a monthly collateral management fee of $750. The obligations under the Agility Loan Agreement are secured by substantially all of St. Bernard’s assets. Pursuant to a Subordination Agreement between Agility and Silicon Valley Bank, the Loan and security interest held by Agility are subordinated to the loan and the security interest held by Silicon Valley Bank pursuant to that certain Loan and Security Agreement dated May 11, 2007, as amended, between Silicon Valley Bank and St. Bernard.

The Agility Loan Agreement contains customary affirmative and negative covenants and other restrictions. The affirmative covenants include, among others, the delivery of financial statements and tax returns to Agility and granting Agility access to view all of St. Bernard’s accounts and upon request, such other information relating to St. Bernard’s operations and conditions. St. Bernard has also agreed that without the consent of Agility, it shall refrain from activities such as engaging in a merger or acquisition or change of control, transferring assets, making investments, incurring indebtedness, paying dividends, repurchasing capital stock, or making any payments on St. Bernard’s indebtedness that is subordinated to the obligations under the Agility Loan Agreement.

Additionally, the Agility Loan Agreement contains customary events of default including the following: nonpayment of principal or interest; the violation of an Agility Loan Agreement covenant; the occurrence of a material adverse change; the attachment of any portion of St. Bernard’s assets; insolvency; material misrepresentations by St. Bernard; and the default by St. Bernard under any other loan agreement. Upon the occurrence of an event of default by St. Bernard, the applicable interest rate shall become 5% above the rate that would otherwise be applicable and certain fees become payable.

In connection with the execution of the Agility Loan Agreement, St. Bernard issued a warrant to Agility (the “Agility Warrant”), which allows Agility to purchase up to 460,526 shares of St. Bernard common stock at an exercise price equal to $0.57 per share. The Agility Warrant contains anti-dilution protection in the event of a debt or equity financing, with respect to the exercise price and number of shares. The Agility Warrant expires on January 24, 2015. Furthermore, St. Bernard granted Agility piggyback registration rights with respect to the shares of common stock underlying the Agility Warrant.

If St. Bernard ceases to do business or is dissolved or liquidated before payment in full of the Loan, it may owe Agility an exit fee equal to the greater of $250,000 or the amount Agility would have been entitled to receive had Agility exercised the Agility Warrant immediately before such transaction.

Contractual Commitments

The following table is a summary of the contractual lease commitments for operating facilities and certain equipment under non-cancelable operating leases with various expiration dates through July 2011. Future minimum payments as of December 31, 2007 are as follows:

Year Ending December 31,
2008	1,163,000
2009	1,203,000
2010	1,243,000
2011	4,000

Total	$3,613,000

Losses from Operations—Liquidity

At December 31, 2007, our current liabilities exceeded our current assets by approximately $10.8 million and we had a stockholders’ deficit of approximately $8.0 million. Our expenses consist primarily of variable costs such as payroll and related expenses that can be modified to meet our operating needs. In addition, approximately $9.6 million of our current liability balance at December 31, 2007 consists of deferred revenues, which represents amounts that will be amortized into revenue as they are earned.

We have a history of losses and we have not been able to achieve profitability. The cumulative net loss was approximately $47.2 million and $39.7 million as of December 31, 2007 and 2006, respectively. During the fourth quarter of 2007, we made substantial changes to the cost structure of our business. These changes include the closure of our sales and marketing offices within Europe, reducing headcount to be in line with the current size of our business, renegotiating vendor contracts, and refocusing our marketing strategy around our core business. In addition to the changes described above, we have also amended our current line of credit with Silicon Valley Bank and entered into a bridge financing agreement with Agility Capital, LLC in January 2008 for the amount of $750,000 with monthly payments commencing on March 1, 2008 and the balance maturing on January 31, 2009. See section titled, “Bridge Loan” for details on the loan.

We believe that our existing cash resources, combined with projected billings/revenues for 2008, cost reductions implemented in the fourth quarter of 2007 and the first quarter of 2008, and our line of credit amendment and bridge financing completed in the first quarter of 2008, will provide sufficient liquidity for us to meet continuing obligations for the next twelve months. However, there can be no assurances that projected revenue will be achieved or the improvement in operating results will occur. In the event cash flow from operations is not sufficient, we may require additional sources of financing in order to maintain our current operations. These additional sources of financing may include public or private offerings of equity or debt securities. Whereas management believes it will have access to these financing sources, no assurance can be given that such additional sources of financing will be available on acceptable terms, on a timely basis or at all.

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

Certain statements contained in this report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this interim report could differ materially from those stated in such forward-looking statements due to various factors, including but not limited to, the fact that we derive a majority of our license revenue from sales of a few product lines, our ability to manage our direct sales and OEM distribution channels effectively, our ability to successfully promote awareness of the need for our products and of our brand, risks associated with the IT security industry and those other risks and uncertainties detailed in filings with the Securities and Exchange Commission, including this Annual Report on Form 10-KSB. In addition to those risks is the risk that we may not be successful in our efforts to integrate acquisitions. Our failure to manage risks associated with acquisitions could harm the business. A component of our business strategy is to enter new markets and to expand our presence in existing markets by acquiring complementary technologies that allow us to increase our product offerings, augment our distribution channels, expand our market opportunities or broaden our customer base. For example, we acquired Singlefin in October 2006. Acquisitions involve a number of risks, including:

•	diversion of management’s attention;

•	difficulty in integrating and absorbing the acquired business and its employees, corporate culture, managerial systems and processes, technology, products and services;

•	failure to retain key personnel and employee turnover;

•	challenges in retaining customers of the acquired business, and customer dissatisfaction or performance problems with the acquired firm;

•	developing products or services that meet our customers’ needs;

•	assumption of unknown liabilities;

•	dilutive issuances of securities or use of debt or limited cash;

•	incremental amortization expenses related to acquired intangible assets, as well as potential future impairment charges to goodwill or intangible assets; and

•	other unanticipated events or circumstances.

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

Item 7.	FINANCIAL STATEMENTS

The full text of our audited consolidated financial statements for the fiscal years ended December 31, 2007 and 2006 begin on F-1 of this report.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective November 19, 2007, Mayer Hoffman McCann P.C. (“Mayer Hoffman”) resigned as the independent registered public accounting firm of our Company. The Audit Committee engaged Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”) as our new independent registered public accounting firm effective December 4, 2007, for periods subsequent to the quarter ended September 30, 2007. Mayer Hoffman’s report on St. Bernard’s consolidated financial statements for the fiscal years ending December 31, 2005 and December 31, 2006 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

From October 17, 2005, the date on which St. Bernard initially engaged Mayer Hoffman, through October 15, 2007, the resignation date, there were no disagreements between St. Bernard and Mayer Hoffman on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedure which, if not resolved to Mayer Hoffman’s satisfaction, would have caused Mayer Hoffman to make reference to the subject matter of the disagreement in connection with its reports on the financial statements of St. Bernard.

During the Company’s two most recent fiscal years and the interim period prior to engaging Squar Milner, neither the Company nor anyone on its behalf consulted Squar Milner regarding (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company that Squar Milner concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 8A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Under the supervision of and with the participation of our management, including our Chief Executive Officer and acting Chief Financial Officer, at December 31, 2007, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

During the course of our evaluation, our Chief Executive Officer and acting Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and acting Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled, Internal Control—Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of our internal control over financial reporting.

Based on the results of this assessment and on the criteria set forth in Internal Control—Integrated Framework issued by the COSO, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this Annual Report.

Remediation of the Material Weakness in Internal Control over Financial Reporting

As previously disclosed in our Quarterly Report on Form 10-QSB for the period ended September 30, 2007, our management concluded that we had not adequately maintained an effective IT control environment as we have not maintained a sufficient level of communication among certain members of senior management. We also concluded that our IT environment lacked proper management and oversight, resulting in deficiencies in the segregation of duties and access controls.

We have taken the following actions to remediate the lack of an effective IT control environment:

(1) During the fourth quarter 2007, we engaged outside counsel to conduct an independent investigation which was initiated to review our control over certain aspects of our information systems and allegations as to the possible unauthorized use by employees and third parties of certain of our data servers. Although the allegations proved false, management determined that there was a breakdown in communications among the former CFO, the IT department, and the CEO. While we concluded that there was no fraud, no improper use of our assets and no material misstatement of our financial statements, we concluded it was reasonably possible that this control deficiency could have resulted in a misstatement to our financial statement accounts and/or disclosures that could be material to the annual or interim financial statements that would not be prevented or detected in a timely manner.

(2) Management engaged a financial expert, on a full time but temporary basis, in October 2007 to establish effective monitoring controls, improve financial results, and improve the Company’s liquidity position. Also, the Company terminated its relationship with its former CFO and VP of IT that caused the communication issue that led to the above mentioned investigation and the Company’s assessment of material weakness. The Company also added an experienced Corporate Controller in October 2007 to manage the enforcement of these controls.

(3) Management has created compensating and monitoring controls, which would detect any improper transactions associated with improper access, change of management, and segregation of duties. These controls are operating at a level of precision in which material items would be detected during our monthly and quarterly procedures.

(4) Management reviewed its communication processes as they relate to certain internal agreements, arrangements, and transactions between its employees and third parties. Management has implemented weekly operational meetings between the Chief Executive Officer and his executive staff and key managers to ensure detailed and active communication between management on all key aspects of the business.

Based on the actions taken, as described above, the Company believes that the material weakness that existed previously has been remediated as of December 31, 2007.

Changes in Internal Control over Financial Reporting

As described above under the heading, “Remediation of the Material Weakness in Internal Control over Financial Reporting,” there were changes to our internal controls over financial reporting during the quarter ended December 31, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 13.	EXHIBITS

2.1	Agreement and Plan of Merger dated October 26, 2005, by and among Sand Hill IT Security Acquisition Corp., Sand Hill Merger Corp. and St. Bernard Software, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

2.2	Amendment to Agreement and Plan of Merger by and among Sand Hill IT Security Acquisition Corp., Sand Hill Merger Corp. and St. Bernard Software, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

2.3	Amendment to Agreement and Plan of Merger by and among Sand Hill IT Security Acquisition Corp., Sand Hill Merger Corp. and St. Bernard Software, Inc. (incorporated herein by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

2.4	Agreement and Plan of Merger and Reorganization dated as of October 3, 2006, by and among St. Bernard Software, Inc., AgaveOne Acquisition Corp., Singlefin Acquisition, LLC, AgaveOne, Inc. (d/b/a Singelfin) and Jake Jacoby (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2006).

2.5	Amendment to Agreement and Plan of Merger and Reorganization dated as of October 16, 2006, by and among St. Bernard Software, Inc., AgaveOne Acquisition Corp., Singlefin Acquisition, LLC, AgaveOne, Inc. (d/b/a Singlefin) and Jake Jacoby (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2006).

2.6	Asset Sale and License Agreement dated as of January 4, 2007, by and between St. Bernard Software, Inc. and Shavlik Technologies, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2007).

3.1	Amended and Restated Certificate of Incorporation of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

3.2	Amended and Restated Bylaws of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K initially filed with the Securities and Exchange Commission on April 5, 2007)

4.1	Specimen Unit Certificate of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 4.1 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-114861) filed with the Securities and Exchange Commission on June 23, 2004).

4.2	Specimen Common Stock Certificate of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.)

4.3	Specimen Warrant Certificate of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 4.3 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-114861) filed with the Securities and Exchange Commission on June 23, 2004).

4.4	Unit Purchase Option No. UPO-2 dated July 30, 2004, granted to Newbridge Securities Corporation (incorporated herein by reference to Exhibit 4.4.1 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.5	Unit Purchase Option No. UPO-3 dated July 30, 2004, granted to James E. Hosch (incorporated herein by reference to Exhibit 4.4.2 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.6	Unit Purchase Option No. UPO-4 dated July 30, 2004, granted to Maxim Group, LLC (incorporated herein by reference to Exhibit 4.4.3 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.7	Unit Purchase Option No. UPO-5 dated July 30, 2004, granted to Broadband Capital Management, LLC (incorporated herein by reference to Exhibit 4.4.4 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.8	Unit Purchase Option No. UPO-6 dated July 30, 2004, granted toI-Bankers Securities Incorporated (incorporated herein by reference to Exhibit 4.4.5 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.9	Warrant issued by St. Bernard Software, Inc. on May 16, 2007 to Silicon Valley Bank (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2007).

4.10	Warrant issued by St. Bernard Software, Inc. on January 25, 2008 to Agility Capital, LLC (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008).

4.11	Warrant issued by St. Bernard Software, Inc. on January 25, 2008 to Silicon Valley Bank (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008).

10.1	Letter Agreement among St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.), Newbridge Securities and I-Bankers Securities Incorporated and Humphrey P. Polanen (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.2	Letter Agreement among St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.), Newbridge Securities and I-Bankers Securities Incorporated and Cary M. Grossman (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.3	Letter Agreement among St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.), Newbridge Securities and I-Bankers Securities Incorporated and Daniel J. Johnson (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.4	Letter Agreement among St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.), Newbridge Securities and I-Bankers Securities Incorporated and Keith A. Walz (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.5	Letter Agreement among St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.), Newbridge Securities and I-Bankers Securities Incorporated and Scott Broomfield (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.6	Letter Agreement among St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.), Newbridge Securities and I-Bankers Securities Incorporated and Alberto Micalizzi (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.7	Investment Management Trust Agreement between American Stock Transfer & Trust Company and St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.8	Stock Escrow Agreement between St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.), American Stock Transfer & Trust Company and the Initial Stockholders (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.9	Registration Rights Agreement among St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) and the Initial Stockholders (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.10	Letter Agreement between Sand Hill LLC and St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) regarding administrative support (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.11	Revolving Credit Agreement in the principle amount of $60,000 between St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) and Sand Hill Security, LLC (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.12	Warrant Purchase Agreement among Humphrey P. Polanen and Newbridge Securities Corporation and I-Bankers Securities Incorporated (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-114861) filed with the Securities and Exchange Commission on April 26, 2004.)

10.13	Form of Escrow Agreement by and among St. Bernard Software, Inc., Sand Hill IT Security Acquisition Corp., the Stockholders’ Representative and the Parent Indemnified Parties’ Representative (incorporated herein by reference to Exhibit E of Exhibit 2.1 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

10.14	Promissory Note, dated March 15, 2006, in the original principal amount of $25,000 made by Sand Hill Security Acquisition Corp. payable to the order of the Broomfield Family Trust (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.15	Promissory Note, dated March 15, 2006, in the original principal amount of $20,000 made by Sand Hill Security Acquisition Corp. payable to the order of Sand Hill Security, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.16	Promissory Note, dated April 30, 2006, in the original principal amount of $10,000 made by Sand Hill Security Acquisition Corp. payable to the order of Sand Hill Security Acquisition Corp. payable to the order of Humphrey P. Polanen (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

10.17*	St. Bernard Software, Inc. 1992 Stock Option Plan (incorporated herein by reference to Annex C to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

10.18*	St. Bernard Software, Inc. 2000 Stock Option Plan (incorporated herein by reference to Annex D to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

10.19*	St. Bernard Software, Inc. Amended and Restated 2005 Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2008).

10.20*	AgaveOne, Inc. (dba Singlefin) 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 28, 2006).

10.21*	St. Bernard Software, Inc. 2006 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2006).

10.22*	St. Bernard Software, Inc. 2006 Recruitment Equity incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2006).

10.23	Loan and Security Agreement, by and between St. Bernard Software, Inc. and Camel Financial, Inc. (incorporated herein by reference to Exhibit 10.24 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 17, 2006).

10.24	Secured Promissory Note, dated May 25, 2006, in the original principal amount of $375,000 made by St. Bernard Software, Inc. payable to the order of BeeBird Beheer B.V., with form of warrant attached (incorporated herein by reference to Exhibit 10.25.1 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

10.25	Secured Promissory Note, dated May 25, 2006, in the original principal amount of $125,000 made by St. Bernard Software, Inc. payable to the order of Broomfield Family Trust, with form of warrant attached (incorporated herein by reference to Exhibit 10.25.2 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

10.26	Loan and Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated May 11, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2007).

10.27	Asset Purchase Agreement between St. Bernard Software, Inc. and EVault, Inc. dated August 13, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2007).

10.28	Third Amendment to Loan and Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated January 25, 2008 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008)

10.29	Loan Agreement between St. Bernard Software, Inc. and Agility Capital, LLC dated January 25, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008).

10.30	Intellectual Property Security Agreement between St. Bernard Software, Inc. and Agility Capital, LLC dated January 25, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008).

10.31	Subordination Agreement between Agility Capital, LLC and Silicon Valley Bank dated January 25, 2008 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008).

10.32	Intellectual Property Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated January 25, 2008 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008).

10.33*	Separation Agreement and Release between St. Bernard Software, Inc. and John E. Jones executed November 3, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2006).

10.34*	Letter Agreement between St. Bernard Software, Inc. and Vincent Rossi dated July 18, 2006.

10.35*	Letter Agreement between St. Bernard Software, Inc. and Steve Yin dated October 23, 2004.

10.36*	Letter Agreement between St. Bernard Software, Inc. and Troy Saxton-Getty dated October 2, 2006.

10.37*	Separation Agreement and Release between St. Bernard Software, Inc. and Robert Crowe executed May 11, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2007).

10.38*	Employee Separation Agreement and Release of Claims between St. Bernard Software, Inc. and Al Riedler executed October 8, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2007).

14.1	Code of Business Conduct and Ethics adopted September 7, 2006

23.1(i)	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP

23.1(ii)	Consent of Mayer Hoffman McCann P.C.

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-KSB is incorporated by reference to the information under the caption “Audit Fees” in our Proxy Statement, which we will file with the SEC within 120 days after the end of fiscal 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. BERNARD SOFTWARE, INC.

Dated: March 19, 2008	By:	/s/ VINCENT ROSSI
Vincent Rossi
Chief Executive Officer
Acting Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HUMPHREY P. POLANEN Humphrey P. Polanen	Director and Chairman of the Board	March 19, 2008

/s/ VINCENT ROSSI Vincent Rossi	Chief Executive Officer, Acting Chief Financial Officer, and Director	March 19, 2008

/s/ SCOTT R. BROOMFIELD Scott R. Broomfield	Director	March 19, 2008

/s/ BART A.M. VAN HEDEL Bart A.M. Van Hedel	Director	March 19, 2008

/s/ MEL S. LAVITT Mel S. Lavitt	Director	March 19, 2008

/s/ LOUIS E. RYAN Louis E. Ryan	Director	March 19, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

St. Bernard Software, Inc.

San Diego, California

We have audited the accompanying consolidated balance sheet of St. Bernard Software, Inc. as of December 31, 2007, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of St. Bernard Software, Inc. as of December 31, 2007, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California

March 19, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

St. Bernard Software, Inc.

We have audited the accompanying consolidated balance sheet of St. Bernard Software, Inc. and Subsidiary (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MAYER HOFFMAN MCCANN P.C.

San Diego, California

April 2, 2007

St. Bernard Software, Inc.

Consolidated Balance Sheets

	December 31, 2007	December 31, 2006
Assets

Current Assets
Cash and cash equivalents	$1,297,000	$4,842,000
Accounts receivable—net of allowance for doubtful accounts of $59,000 and $678,000 in 2007 and 2006, respectively	3,255,000	3,964,000
Inventories—Net	158,000	730,000
Prepaid expenses and other current assets	440,000	484,000

Total current assets	5,150,000	10,020,000

Fixed Assets—Net	1,301,000	1,726,000

Other Assets	215,000	3,938,000

Goodwill	7,568,000	7,709,000

	$14,234,000	$23,393,000

Liabilities and Stockholders’ Deficit

Current Liabilities
Line of credit	$1,566,000	$296,000
Accounts payable	3,026,000	4,330,000
Accrued compensation expenses	1,188,000	1,526,000
Accrued expenses and other current liabilities	406,000	292,000
Current portion of capitalized lease obligations	153,000	75,000
Deferred revenue	9,589,000	11,873,000

Total current liabilities	15,928,000	18,392,000

Deferred Rent	232,000	229,000

Capitalized Lease Obligations, Less Current Portion	170,000	142,000

Deferred Revenue	5,860,000	5,843,000

Total liabilities	22,190,000	24,606,000

Commitments and Contingencies (Note 11)

Stockholders’ Deficit
Preferred stock, $0.01 par value; 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized and 14,760,052, and 14,764,251, shares issued and outstanding in 2007 and 2006, respectively	148,000	148,000
Additional paid-in capital	39,079,000	38,305,000
Accumulated deficit	(47,183,000)	(39,666,000)

Total stockholders’ deficit	(7,956,000)	(1,213,000)

	$14,234,000	$23,393,000

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.

Consolidated Statements of Operations

Years ended December 31,	2007	2006
Revenues
License	$1,711,000	$3,851,000
Appliance	3,160,000	3,144,000
Subscription	14,205,000	15,563,000

Total Revenues	19,076,000	22,558,000

Cost of Revenues
License	70,000	101,000
Appliance	3,194,000	2,229,000
Subscription	3,859,000	4,051,000

Total Cost of Revenues	7,123,000	6,381,000

Gross Profit	11,953,000	16,177,000

Sales and marketing expenses	13,387,000	11,246,000
Research and development expenses	6,035,000	6,401,000
General and administrative expenses	7,858,000	7,955,000
Impairment of intangible assets	3,262,000	—

Total Operating Expenses	30,542,000	25,602,000

Loss from Operations	(18,589,000)	(9,425,000)

Other (Income) Expense
Interest expense—net	196,000	128,000
Gain on sale of assets	(11,284,000)	—
Other income	(26,000)	—
Change in fair value of warrant derivative	—	(2,630,000)

Total Other Income	(11,114,000)	(2,502,000)

Loss Before Income Taxes	(7,475,000)	(6,923,000)

Income tax expense	(42,000)	(1,100,000)

Net Loss	$(7,517,000)	$(8,023,000)

Loss Per Common Share—Basic and Diluted	$(0.51)	$(0.68)

Weighted Average Shares Outstanding	14,769,567	11,724,974

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.

Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2005	23,197,068	$2,320,000	$18,138,000	$(29,013,000)	$(8,555,000)
Adjust par value and shares as a result of Merger	(13,463,297)	(2,222,000)	2,222,000	—	—

Converted Balance at December 31, 2005 (Note 1)	9,733,771	98,000	20,360,000	(29,013,000)	(8,555,000)
Common stock issued as a result of Merger with Sand Hill	4,333,262	43,000	8,309,000	—	8,352,000
Merger expenses	—	—	(1,316,000)	—	(1,316,000)
Common stock issued as a result of Merger with AgaveOne	471,288	5,000	1,762,000	—	1,767,000
Fair value of options assumed as a result of merger	—	—	110,000	—	110,000
Common stock issued for exercise of employee options	187,630	2,000	166,000	—	168,000
Common stock issued for net exercise of warrants	38,300	—	—	—	—
Compensation expense on stock options	—	—	776,000	—	776,000
Reversal of warrant liability	—	—	8,138,000	—	8,138,000
Reclass of warrant income	—	—	—	(2,630,000)	(2,630,000)
Net loss	—	—	—	(8,023,000)	(8,023,000)

Balance at December 31, 2006	14,764,251	$148,000	$38,305,000	$(39,666,000)	$(1,213,000)
Common stock issued for exercise of employee options	44,950	—	30,000	—	30,000
Common stock issued under the employee stock purchase plan	17,518	—	14,000	—	14,000
Stock-based compensation expense	—	—	888,000	—	888,000
Common stock cancelled as a result of an indemnification claim	(66,667)	—	(250,000)	—	(250,000)
Value of warrants issued	—	—	92,000	—	92,000
Net loss	—	—	—	(7,517,000)	(7,517,000)

Balance at December 31, 2007	14,760,052	$148,000	$39,079,000	$(47,183,000)	$(7,956,000)

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.

Consolidated Statements of Cash Flows

Years ended December 31,	2007	2006
Cash Flows From Operating Activities
Net loss	$(7,517,000)	$(8,023,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,110,000	764,000
Provision for bad debts	(619,000)	190,000
Gain on sale of assets	(11,284,000)	—
Impairment of intangible assets related to the acquisition of AgaveOne	3,262,000	—
Stock-based compensation expense	888,000	776,000
Noncash interest expense	11,000	—
Noncash warrant income	—	(2,630,000)
Change in valuation allowance of deferred tax asset	—	1,059,000
Increase (decrease) in cash resulting from changes in:
Accounts receivable	1,328,000	370,000
Inventories	572,000	(163,000)
Prepaid expenses and other current assets	59,000	(255,000)
Accounts payable	(1,304,000)	1,241,000
Accrued expenses and other current liabilities	(137,000)	55,000
Deferred rent	3,000	40,000
Deferred revenue	1,985,000	1,646,000

Net cash used in operating activities	(11,643,000)	(4,930,000)

Cash Flows From Investing Activities
Additional costs related to purchase of business	(109,000)	(6,410,000)
Purchases of fixed assets	(400,000)	(553,000)
Proceeds from the sale of assets	7,413,000	—

Net cash provided by (used in) investing activities	6,904,000	(6,963,000)

Cash Flows From Financing Activities
Net proceeds from issuance of common stock related to merger	—	17,520,000
Proceeds from note payable	—	483,000
Proceeds from stock option and warrant exercises	30,000	168,000
Proceeds from the sales of stock under the employee stock purchase plan	15,000	—
Principal payments on capitalized lease obligations	(121,000)	(57,000)
Principal payments on notes payable	—	(744,000)
Net increase (decrease) in line of credit	1,270,000	(644,000)

Net cash provided by financing activities	1,194,000	16,726,000

Net (Decrease) Increase in Cash and Cash Equivalents	(3,545,000)	4,833,000
Cash and Cash Equivalents at Beginning of Period	4,842,000	9,000

Cash and Cash Equivalents at End of Period	$1,297,000	$4,842,000

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$245,000	$323,000
Income taxes	$2,000	$48,000

During the year ended 2007, the Company entered into capitalized lease obligations for the purchase of $219,000 in fixed assets.

In April 2007, the shares issued in conjunction with the purchase of AgaveOne were reduced by 66,667 shares, or $250,000, as a result of indemnification claims.

In May 2007, the Company issued 100,000 warrants in conjunction with a loan agreement with a bank. See Note 5.

In September 2007, the Company recorded an impairment charge of $3,262,000 to write-down the intangible assets related to the acquisition of AgaveOne. See Notes 1 and 3.

During 2006, the Company entered into capitalized lease obligations for the purchase of $230,000 in fixed assets.

During 2006, the Company issued AgaveOne stockholders and an option holder 471,288 shares of common stock, and assumed certain stock options granted by AgaveOne and converted them to options to acquire 47,423 shares of common stock of the Company in connection with the AgaveOne acquisition. In addition, the Company recorded the estimated fair value of options assumed with the acquisition of $110,000.

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

St Bernard Software, Inc., a Delaware corporation (the “Company” or “St. Bernard”) is a software development firm specializing in the design and production of innovative network systems management security software. The Company sells its products through distributors, dealers, and original equipment manufacturers (“OEM”), and directly to network managers and administrators worldwide.

Merger and accounting treatment

On October 26, 2005 the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) as amended, with Sand Hill IT Security Acquisition Corp. (“Sand Hill” or “Parent”), a publicly held Delaware corporation. On July 27th, 2006 the stockholders of Sand Hill voted to approve the Merger Agreement and the transactions set forth therein (the “Merger”) in which St. Bernard Software, Inc. became the Parent’s wholly-owned subsidiary. Sand Hill then changed its name to St. Bernard Software, Inc.

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

These consolidated financial statements are a continuation of the financial statements of the Company and the comparative information presented is that of the Company. The assets and liabilities of the Company are recognized and measured in these consolidated financial statements at their pre-combination carrying amounts. The retained earnings and other equity balances recognized are the retained earnings and other equity balances of the Company immediately before the business combination. The amount recognized as issued equity instruments in these consolidated financial statements was determined by adding to the issued equity of the Company immediately before the business combination. However, the equity structure appearing in these consolidated financial statements reflects the equity structure of the Parent, including the equity instruments issued by the legal Parent to affect the combination.

Effective October 17, 2006, the Company acquired AgaveOne, Inc., a Nevada corporation doing business as Singlefin. Singlefin provided on-demand security and business services to small and medium sized companies, including email filtering, web filtering and instant messaging management as a hosted or on demand service. In connection with the Singlefin acquisition, the Company paid Singlefin stockholders and option holders $471,000 in cash, issued 471,288 shares of common stock and assumed certain stock options granted by Singlefin and converted them into options to acquire 47,423 shares of the Company’s common stock. During the fiscal year ended December 31, 2007, the shares issued in conjunction with the purchase were reduced by 66,667 as a result of indemnification claims. The Company also satisfied $5.5 million in Singlefin indebtedness and certain Singlefin employees received bonuses totaling $250,000. The aggregate value of the transaction was approximately $8.1 million. See Note 4.

Basis of presentation

The consolidated financial statements include our accounts and those of our subsidiaries, which includes our operations in the UK and Australia. All inter-company balances and transactions have been eliminated in consolidation.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements—(Continued)

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates used in preparing the consolidated financial statements includes those assumed in computing revenue recognition, the allowance for uncollectible accounts receivable, the valuation allowance on deferred tax assets, in testing goodwill for impairment, and assumptions used to determine the fair value of stock options under SFAS 123R.

Liquidity

As of December 31, 2007, the Company had $1.3 million of cash and a working capital deficit of $10.8 million. Operating losses for the year ended December 31, 2007 and 2006 were $18.6 million and $9.4 million, respectively. The Company’s operating losses in 2007 were offset by a realized a gain of $11.3 million for the year primarily as a result of the gain from the sales of the assets of UpdateExpert and Open File Manager yielding a net loss of $7.5 million for the year ended December 31, 2007. The net cash proceeds from the sale of UpdateExpert and Open File Manager were $1.2 million and $6.2 million, respectively. The Company expects additional cash to be received for transition services provided to the acquirer and the release of $500,000 from an indemnification escrow.

At December 31, 2007, our current liabilities exceeded our current assets by approximately $10.8 million and we had a stockholders’ deficit of approximately $8.0 million. Our expenses consist primarily of variable costs such as payroll and related expenses that can be modified to meet our operating needs. In addition, approximately $9.6 million of our current liability balance at December 31, 2007 consists of deferred revenues, which represents amounts that will be amortized into revenue as they are earned.

The Company has a history of losses and it has not been able to achieve profitability. The cumulative net loss was approximately $47.2 million and $39.7 million as of December 31, 2007 and 2006, respectively. During the fourth quarter of 2007, the Company made substantial changes to the cost structure of its business. These changes include the closure of its sales and marketing offices within Europe, reducing headcount to be in line with the current size of its business, renegotiating vendor contracts, and refocusing its marketing strategy around its core business. In addition to the changes described above, the Company has also amended its current line of credit with Silicon Valley Bank and entered into a bridge financing agreement with Agility Capital, LLC in January 2008 for the amount of $750,000 with monthly payments commencing on March 1, 2008 and the balance maturing on January 31, 2009. See Note 14.

The Company believes that its existing cash resources, combined with projected billings/revenues for 2008, cost reductions implemented in the fourth quarter of 2007 and the first quarter of 2008, and its line of credit amendment and bridge financing completed in the first quarter of 2008, will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected revenue will be achieved or the improvement in operating results will occur. In the event cash flow from operations is not sufficient, the Company may require additional sources of financing in order to maintain its current operations. These additional sources of financing may include public or private offerings of equity or debt securities. Whereas management believes it will have access to these financing sources, no assurance can be given that such additional sources of financing will be available on acceptable terms, on a timely basis or at all.

Fair value of financial instruments

The Company’s financial instruments whose fair value approximates their carrying value due to the short-term nature of the instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements—(Continued)

accrued expenses. The fair value of the Company’s obligations under its line of credit, capital leases, and note payable to a related party approximates their carrying value as the stated interest rates of these instruments reflect rates which are otherwise currently available to the Company.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents.

Accounts receivable

The Company has established an allowance for doubtful accounts for potential credit losses that are expected to be incurred, based on historical information, customer concentrations, customer solvency, current economic and geographical trends, and changes in customer payment terms and practices, and any changes are adjusted through revenue/deferred revenue. Management has estimated that an allowance of approximately $59,000 and $700,000 for the years ended December 31, 2007 and 2006, respectively, was adequate to cover the potential credit losses.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of computer hardware. At December 31, 2007 and 2006, the Company has provided a reserve for obsolete inventory of approximately $11,000 and $57,000, respectively. During 2007, the Company wrote-off approximately $500,000 of obsolete/used inventory.

Research and development and capitalized software costs

The Company’s research and development expenses include payroll, employee benefits, stock-based compensation, offshore development and other head-count related costs associated with product development and are expensed as incurred. Research and development costs totaled approximately $6.0 million and $6.4 million in 2007 and 2006, respectively.

In accordance with Statements of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. The Company has determined that technological feasibility for its products is reached after beta testing which is shortly before the products are released to manufacturing/operations. Costs incurred after technological feasibility is established are not material, and accordingly, the Company expenses all research and development costs when incurred. The technological feasibility of significant intellectual property that is purchased has been established prior to the acquisition and therefore the cost is capitalized. Amortization is computed on an individual-product basis using the straight-line method over a useful life ranging from three to six years. Amortization expense related to capitalized software was approximately $300,000 and $200,000 for 2007 and 2006, respectively.

Fixed assets and depreciation

Property and equipment are carried at cost. Expenditures that extend the life of the asset are capitalized and depreciated. Depreciation and amortization are provided using the straight-line method over the estimated useful

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements—(Continued)

lives of the related assets or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the lease term. Estimated useful lives of fixed assets range from three to eight years. Depreciation includes amortization expense for assets capitalized under capital leases.

Goodwill

The Company accounts for goodwill in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company subjects the goodwill to an annual impairment test or when events indicate that impairment has occurred. The impairment test consists of a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that reporting unit. The fair value used in this evaluation is based upon discounted future cash flow projections for the reporting unit. As a result of our significant underperformance relative to the expected operating results, we tested our goodwill for impairment as of during fiscal year 2007. Based upon the results of the impairment test, management of the Company has concluded there was no impairment of goodwill at December 31, 2007 or 2006. The Company is one reporting unit for purposes of testing goodwill.

Intangible assets

The Company accounts for intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, management reviews our long-lived asset groups, including property and equipment and other intangibles, for impairment and whenever events indicate that their carrying amount may not be recoverable. When management determines that one or more impairment indicators are present for an asset group, the Company compares the carrying amount of the asset group to net future undiscounted cash flows that the asset group is expected to generate. If the carrying amount of the asset group is greater than the net future undiscounted cash flows that the asset group is expected to generate, the Company compares the fair value to the book value of the asset group. If the fair value is less than the book value, the Company would recognize an impairment loss. The impairment loss would be the excess of the carrying amount of the asset group over its fair value. As a result of our significant underperformance relative to the expected operating results and current-period operating and cash flow losses coupled with a history of such losses, the Company tested its intangible assets for impairment during the year ended December 31, 2007. Based upon the results of the test, management concluded that the intangible assets related to the acquisition of AgaveOne, were impaired. Per the analysis, the Company determined that the carrying value of the long-lived intangible assets exceeded the sum of the undiscounted cash flow, over a five year projection period, expected to result from the use and eventual disposition of the asset group. As a result, an impairment charge of $3.3 million was recorded during fiscal year 2007 to write-down the intangible asset to zero. See Note 3.

Revenue and cost recognition

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-4 and SOP 98-9, and the interpretations of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”.

The Company generates revenue primarily by licensing software and providing related software subscription and support to its customers. The Company’s software arrangements typically include: (i) an end-user license fee paid in exchange for the use of its products in perpetuity, generally based on a specified number of users; and (ii) a subscription or support arrangement that provides for technical support and product updates, generally over renewable twelve to thirty-six month periods. The Company does not require customers to purchase support and maintenance in conjunction with purchasing a software license.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements—(Continued)

In accordance with the aforementioned guidance, the Company recognizes revenue when the following criteria are met: (i) persuasive evidence of the customer arrangements exists, (ii) fees are fixed and determinable, (iii) acceptance has occurred, and (iv) collectability is deemed probable. The Company determines the fair value of each element in the arrangement based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value is based upon the normal pricing and discounting practices for those products and services when sold separately.

The Company recognizes revenue immediately for software licenses at the time of shipment or delivery of the authorization code, provided that all revenue recognition criteria set forth in SOP 97-2 are fulfilled. Revenues from support and subscription agreements are recognized ratably over the term of the support subscription period.

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

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements—(Continued)

Deferred revenue

Revenues from support and subscription agreements are recognized ratably over the term of the support subscription period. The Company has contracts that extend to 2010. Post contract subscription and support revenues will be recognized over the following periods:

Year Ending December 31,
2008	$9,589,000
2009	3,560,000
2010	2,300,000

Total	$15,449,000

Foreign currency

The functional currency of the Company’s foreign operations is the U.S. dollar. Monetary assets and liabilities of the foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date while nonmonetary items are translated at historical rates. Revenues and expenses are translated at average exchange rates during the period. Remeasurement gains or losses are recognized currently in consolidated operations. For 2007 and 2006, such gains and losses were insignificant.

Stock-based compensation and expense

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R (revised 2004), “Share-based Payment”, using the modified prospective method. Under this transition method, stock-based compensation expense for fiscal year 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 are based upon the grant date fair value estimated in accordance with SFAS 123R. Prior to the adoption of SFAS 123R on January 1, 2006, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

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

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based compensation, expected stock price volatility factor, and the pre-vesting option forfeiture rate. The weighted average fair value of options granted during the year ended December 31, 2007 and 2006, was calculated using the Black-Scholes option pricing model with the following valuation assumptions in the table below. The Company estimates the expected life of stock options granted based upon management’s consideration of the historical life of the options, the vesting period of the options granted, and the contractual period options granted. The Company estimates the expected volatility factor of its

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements—(Continued)

common stock based on the weighted average of the historical volatility of a publicly traded surrogate of the Company and the Company’s implied volatility from its common stock price. The Company applies its risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The Company has no history or expectation of paying any cash dividends on its common stock. Forfeitures were estimated based on historical experience.

	Year Ended 2007	Year Ended 2006
Average expected life (years)	6.5	6.5
Average expected volatility factor	75.4%	64.4%
Average risk-free interest rate	4.6%	4.9%
Average expected dividend yield	0	0

Total stock-based compensation expense was approximately $900,000 and $800,000 for the years ended December 31, 2007 and 2006, respectively. The stock-based compensation expenses were charged to operating expenses. The earnings per share effect as a result of the stock based compensation expense were approximately $0.06 and $0.07 for the years ended December 31, 2007 and 2006, respectively. The tax effect was immaterial.

The following is a summary of stock option activity under the Plans as of December 31, 2007 and changes during fiscal year 2007:

	Number of Shares Outstanding	Weighted Average Exercise Price
Options outstanding at December 31, 2005	629,532	$1.25
Granted	1,859,839	$3.48
Exercised	(187,630)	$0.89
Forfeited	(41,098)	$1.17

Options outstanding at December 31, 2006	2,260,643	$3.12
Granted	1,700,464	$1.52
Exercised	(44,950)	$0.67
Forfeited	(1,841,296)	$3.20

Options outstanding at December 31, 2007	2,074,861	$1.77

Options vested and expected to vest at December 31, 2007	1,705,155	$1.84
Options exercisable at December 31, 2007	777,026	$2.12

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements—(Continued)

Additional information regarding options outstanding as of December 31, 2007 is as follows:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.52 to $0.53	30,000	9.94	$0.53	—	$0.00
$0.57 to $0.57	375,000	9.90	$0.57	—	$0.00
$0.59 to $0.82	276,193	7.04	$0.73	156,193	$0.72
$0.85 to $1.80	103,946	4.68	$1.40	61,775	$1.31
$1.90 to $1.90	275,000	8.96	$1.90	90,750	$1.90
$1.95 to $1.95	687,936	7.11	$1.95	308,774	$1.95
$2.30 to $2.30	50,000	9.00	$2.30	—	$0.00
$3.71 to $3.71	200,000	8.68	$3.71	82,748	$3.71
$4.75 to $4.75	60,000	2.04	$4.75	60,000	$4.75
$5.20 to $5.20	16,786	8.53	$5.20	16,786	$5.20

$0.52 to $5.20	2,074,861	7.83	$1.77	777,026	$2.12

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2007 was $9,000 and $0, respectively. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2006 was $693,000 and $474,000, respectively. The aggregate intrinsic value represents the total intrinsic value based upon the stock price of $0.59 and $2.30 at December 31, 2007 and 2006, respectively. The intrinsic value of option exercises for the year ended December 31, 2007 and 2006 was approximately $69,000 and $371,000, respectively.

As of December 31, 2007, there was approximately $3.7 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the option plans. The cost is expected to be recognized over a weighted average period of 2.18 years.

Amendment to recent stock option grants

On January 3, 2007, the Board of Directors of St. Bernard approved an amendment to certain stock option grants made by St. Bernard to certain St. Bernard current and former employees and directors between July 14, 2006 and December 4, 2006, reducing the exercise price of the amended option grants to the closing fair market price of St. Bernard common stock on January 11, 2007. The intention of St. Bernard’s Board of Directors in approving the amendment is to reestablish the incentive and retentive value of the amended stock options for the affected employees and directors, as the relevant options had been left significantly “out-of-the-money” due to declines in the price of St. Bernard common stock. A substantial majority of the options that were amended were granted to new executives and employees that joined St. Bernard after the merger with Sand Hill IT Security Acquisition Corp. in July 2006. The reason for delaying the determination of the new grant date for the amended option grants until January 11, 2007 was to enable the market to absorb the information before setting the new exercise price. The amendment affects options to purchase a total of up to 1,055,064 shares of the Company’s common stock, including options granted to the executive officers and directors of the Company. The incremental compensation expenses expected to be recognized over the remaining vesting period in relation to the amended stock option grants is approximately $283,000.

Employee stock purchase plan

The Company’s Employee Stock Purchase Plan, or ESPP, was adopted by our board of directors in December 2006, and approved by our shareholders in June 2007 at the annual shareholders’ meeting. The ESPP

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements—(Continued)

provides a means by which employees of the Company (and any parent or subsidiary of the Company designated by the Board of Directors to participate in the Purchase Plan) may be given an opportunity to purchase Common Stock of the Company at semi-annual intervals through payroll deductions, to assist the Company in retaining the services of its employees, to secure and retain the services of new employees, and to provide incentives for such persons to exert maximum efforts for the success of the Company. The Company has 400,000 shares that have been initially reserved for issuance pursuant to purchase rights under the ESPP. A participant may contribute up to 15% of his or her compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on the purchase date, which is the last trading day of the offering period. The purchase price per share will be equal to 85% of the fair market value per share on the start date of the offering period in which the participant is enrolled or, if lower, 85% of the fair market value per share on the purchase date. In addition, the number of shares available for issuance under the Purchase Plan may be increased annually on the first day of each Company fiscal year, beginning in 2008 and ending in (and including) 2016, by an amount equal to the least of: (i) the difference between four hundred thousand (400,000) and the number of shares remaining authorized for issuance after the last purchase of shares, (ii) four hundred thousand (400,000) shares of Common Stock, or (iii) an amount determined by the Board of Directors or a committee of the Board of Directors appointed to administer the Purchase Plan. If rights granted under the Purchase Plan expire, lapse or otherwise terminate without being exercised, the shares of Common Stock not purchased under such rights again become available for issuance under the Purchase Plan.

For the initial offering period of March 1, 2007 to June 30, 2007, approximately $15,000 was withheld from employee earnings for the stock purchases of 17,518 shares of Common Stock. At December 31, 2007, approximately $12,000 has been withheld from employee earnings for stock purchases of Common Stock under the ESPP for the offering period of July 1, 2007 to December 31, 2007. Compensation expense was immaterial for the year ended December 31, 2007.

Shares available for issuance under the Company’s Employee Stock Purchase Plan are as follows:

Number of Shares
Shares reserved for issuance at December 31, 2006	400,000
Shares issued during year ended December 31, 2007	(17,518)

Shares reserved for issuance at December 31, 2007	382,482

The Company used the following assumptions to estimate the fair value of the semi-annual employee stock purchase plan share grants during the year ended December 31, 2007:

Year Ended 2007
Average expected life (years)	0.5
Average expected volatility factor	75.0%
Average risk-free interest rate	5.0%
Average expected dividend yield	0

Warrants

Change in Accounting Principle. Effective October 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements”. As a result the Company changed the manner in which it accounts for the warrants that were issued subject to a registration payment arrangement by Sand Hill during 2004. Pursuant to

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements—(Continued)

the FSP which was posted December 21, 2006, the Company now accounts for the registration rights contained in the warrants separately and measures the liability under FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. As a result of the application of transition guidance in the FSP, the Company reported a change in accounting principle through a cumulative-effect adjustment. The warrant liability originally recorded of approximately $8.1 million was transferred to additional paid in capital and retained earnings was adjusted for approximately $2.6 million during 2006, which was the difference in the carrying amount of the instrument recorded as a liability immediately prior to the adoption of the FSP and the amount reclassified to equity. The Company chose early adoption of this FSP. Pursuant to FASB No. 5, a loss contingency is to be accrued only if it is probable and can be reasonably estimated. The Company has determined that a loss contingency related to the registration requirements in the warrants is not probable. Under the terms of the warrant agreement, the Company is obligated only to use its best efforts to cause a registration statement to become effective and there are no stated related penalty provisions.

Loss per share

Basic loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding. Diluted loss per share includes the components of basic loss per share and also gives effect to dilutive common stock equivalents. Potentially dilutive common stock equivalents include stock options and warrants. No dilutive effect was calculated for the year ended December 31, 2007 and 2006, respectively, as the Company reported a net loss in each period.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses were approximately $2.5 million and $1.6 million for 2007 and 2006, respectively.

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

The Company accrues for warranty expenses related to hardware and software products as part of its cost of revenue at the time revenue is recognized and maintains an accrual for estimated future warranty obligations based upon the relationship between historical and anticipated warranty costs and revenue volumes. The warranty reserve was $314,000 and $20,000 for the years ended December 31, 2007 and 2006, respectively. If actual warranty expenses are greater than those projected, additional obligations and other charges against earnings may

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements—(Continued)

be required. If actual warranty expenses are less than projected, prior obligations could be reduced, providing a positive impact on reported results. The Company generally provides a one-year warranty on hardware products and a 60-day warranty on software products.

The following table presents the Company’s warranty reserve activities:

	December 31,
	2007	2006
Beginning balance	$20,000	$10,000
Provisions, net of settlements	294,000	10,000

Ending balance	$314,000	$20,000

New accounting standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The accounting provisions of SFAS 160 will be effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact, if any, this statement will have on its financial position, cash flows, or results of operations.

In December 2007, FASB issued Statement of Financial Accounting Standards (SFAS) No. 141R (revised), “Business Combinations”. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The accounting provisions of SFAS No. 160 will be effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact, if any, this statement will have on its financial position, cash flows, or results of operations.

On February 15, 2007, FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The accounting provisions of SFAS No. 159 will be effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 but does not believe that the adoption of SFAS 157 will have a material impact on its financial position, cash flows, or results of operations.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements—(Continued)

In September 2006, FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies in those instances where other accounting pronouncements require or permit fair value measurements, the board of directors having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The Company is required to adopt SFAS 157 no later than the fiscal year beginning after November 15, 2007. The accounting provisions of SFAS No. 157 will be effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 but does not believe that the adoption of SFAS 157 will have a material impact on its financial position, cash flows, or results of operations.

On July 13, 2006, FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company adopted Interpretation 48 during fiscal year 2007. The Company did not record, and does not anticipate any adjustments resulting from the adoption of Interpretation 48.

Reclassifications

Certain amounts in the 2006 financial statements have been reclassified to conform with the 2007 classifications. These reclassifications have no effect on reported net income.

2. Fixed Assets

Fixed assets consisted of the following:

December 31,	2007	2006
Computer equipment	$1,477,000	$2,966,000
Computer software	1,045,000	1,531,000
Office furniture	447,000	921,000
Office equipment	51,000	270,000
Leasehold improvements	95,000	229,000

	3,115,000	5,917,000

Less accumulated depreciation and amortization	(1,814,000)	(4,191,000)

	$1,301,000	$1,726,000

Depreciation and amortization expense was approximately $700,000 and $500,000 for 2007 and 2006, respectively. During the year ended December 31, 2007 the Company disposed of fixed assets and realized a loss of approximately $200,000, which included the write-off of approximately $2.8 million of fully depreciated fixed assets. The Company also reclassified $200,000 of net fixed assets during fiscal year 2007.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements—(Continued)

3. Other Assets

Other assets consisted of the following:

December 31,	2007	2006
Capitalized software costs, net of amortization	$38,000	$2,500,000
Customer-related intangible, net of amortization	—	1,246,000
Security deposits	177,000	192,000

Total other assets	$215,000	$3,938,000

Amortization for the capitalized software costs are computed on an individual-product basis using the straight-line method over a useful of three years. Amortization expense related to capitalized software was approximately $300,000 and $200,000 for the years December 31, 2007 and 2006, respectively. Amortization for the customer related intangible was computed using the straight-line method over a useful life of five years. Amortization expense for the customer related intangible was approximately $100,000 and $54,000 for the years ended December 31, 2007 and 2006, respectively.

During the year ended December 31, 2007, the management of the Company tested the intangible assets related to the acquisition of AgaveOne for impairment and concluded that an impairment charge of approximately $3.3 million was necessary per the guidance provided by FAS 144. The impairment charge consisted of approximately $3.8 million in intangible assets, offset by the related amortization of approximately $500,000. As a result, the net write-off of capitalized software costs and the customer-related intangibles were $2.2 million and $1.1 million, respectively. See Note 1—Intangible Assets.

At December 31, 2007 the unamortized balance of capitalized software costs was approximately $38,000.

Year Ending December 31,
2008	$38,000
2009 and thereafter	—

Total	$38,000

4. Goodwill

On October 17, 2006, AgaveOne and St. Bernard entered into a definitive agreement under which AgaveOne, Inc. became a wholly owned subsidiary of St. Bernard in a transaction accounted for using the purchase method. The aggregate purchase price of approximately $8.1 million includes St. Bernard common stock valued at $1.5 million, assumed stock options with a fair value of approximately $100,000, and cash payments to stockholders and creditors of $5.8 million.

Under the terms of the purchase agreement, St. Bernard issued approximately 471,000 shares of common stock based on an exchange ratio of 0.086224 shares of St. Bernard common stock for each outstanding share of AgaveOne common stock as of October 17, 2006. As a condition to closing, stockholders representing at least 50% of the outstanding AgaveOne, Inc. stock must have elected to receive St. Bernard stock in connection with the merger. At the time of the closing, options held by a single AgaveOne, Inc. employee were converted into an option to purchase approximately 47,000 shares of St. Bernard stock. The fair value of the outstanding options was determined using a Black-Scholes valuation model with the following weighted average assumptions: volatility of 67.85%; risk free interest rate of 4.73%; expected life of 4.5 years; and dividend yield of zero. The debt and other liabilities paid by St. Bernard were paid shortly after the closing.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements—(Continued)

The purchase price and allocation of the purchase price discussed below were subject to adjustments. During the fiscal year ended December 31, 2007, the shares issued in conjunction with the purchase were reduced by 66,667 shares, or approximately $250,000 as a result of indemnification claims. In addition, during fiscal year 2007, approximately $109,000 of cash was paid to creditors to cover additional costs related to the acquisition of AgaveOne.

The total purchase price of the merger was as follows (in thousands):

Amount
Cash paid to stockholders and creditors	$5,838,000
Value of St. Bernard stock issues	1,519,000
Direct transaction costs	181,000
Employee acquisition cost	268,000
Cost of options purchased	231,000
Estimated fair value of options assumed	110,000

Total estimated purchase price	$8,147,000

Using the purchase method of accounting, the total purchase price shown in the table above was allocated to AgaveOne, Inc.’s net tangible and intangible assets based on their estimated fair values as of the date of the completion of the merger. The management of St. Bernard and AgaveOne, Inc. has allocated the purchase price based on a valuation report prepared by a third party valuation specialist. The allocation of the purchase price is as follows:

Amount
Net tangible assets and liabilities	$64,000
Intangibles	3,800,000
Goodwill	4,283,000

$8,147,000

Approximately $4.3 million of the purchase price has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but instead tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of the goodwill has become impaired, the company will incur an accounting charge for the amount of the impairment during the quarter in which the determination is made. During fiscal year 2007, the Company incurred an impairment charge of $3.3 million to write-down the intangible assets related to the acquisition of AgaveOne to zero. See Note 3 above.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following pro forma consolidated information is presented as if the October 2006 acquisition of AgaveOne, Inc occurred on January 1, 2006. The unaudited pro forma consolidated results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisition been in effect in the periods indicated above, or of the future results of operations. The unaudited pro forma consolidated results for the year ended December 31, 2006, are as follows:

December 31, 2006
Net sales	$22,840,000
Net loss	$(9,465,000)

Basic and Diluted Loss per Common Share	(0.81)
Weighted Average Shares Outstanding	11,724,974

5. Debt

Line of Credit

The Company had a $1,250,000 line of credit with a finance company that automatically renewed every six months. The line of credit provided for advances of up to 80% of eligible accounts receivable. Interest was payable monthly at 1.5% per month (18% per annum).

On May 15, 2007, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, a California corporation (“SVB”). Pursuant to the terms of the Loan Agreement, SVB has agreed to provide St. Bernard with a two year revolving line of credit equal to the lesser of (i) $4,000,000 or (ii) the amount of the “Borrowing Base”, or eligible accounts receivable, as described in the Loan Agreement. The Loan Agreement also provides for term loans up to $2,000,000 pursuant to which St. Bernard may request up to a maximum of six term loan advances, the first of which was made available after May 15, 2007, in the amount of $1,000,000. The Loan Agreement further provides for letters of credit, advances in connection with SVB cash management services and a special reserve for foreign currency exchange contracts with SVB which in the aggregate may not exceed $250,000. The borrowing availability on the revolving line of credit is reduced by the amount of outstanding principal of any term loans, any outstanding letters of credit, any advances in connection with SVB cash management services and the amount of the reserve for foreign currency exchange contracts with SVB and is subject to the other terms and conditions described in the Loan Agreement. Advances under the revolving line of credit and the term loans shall accrue interest at a per annum rate equal to 2% above the greater of (i) SVB’s announced prime rate or (ii) 7.50%. At December 31, 2007, the effective interest rate was 9.5%.

The obligations under the Loan Agreement are secured by substantially all of St. Bernard’s assets other than certain intellectual property rights.

The Loan Agreement contains customary affirmative and negative covenants and other restrictions. The affirmative covenants include, among others, the delivery of financial statements and accounts receivables schedules to SVB, the maintenance of insurance and the maintenance of a minimum level of tangible net worth. St. Bernard has also agreed that without the consent of SVB, it shall refrain from activities such as engaging in a merger or acquisition, incurring indebtedness, paying dividends or making distributions to its stockholders, repurchasing capital stock or making payments on subordinated debt. At December 31, 2007 the Company was in compliance with the above stated covenants and restrictions.

In connection with the execution of the Loan Agreement, St. Bernard issued warrants to SVB on May 16, 2007, which allows SVB to purchase up to 100,000 shares of St. Bernard common stock at an exercise price of

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements—(Continued)

$1.60 per share. The warrants expire on the fifth anniversary of the warrant’s issue date. Accordingly, the Company recorded debt issue costs in the amount of $91,000, based on the estimated fair value allocated to the warrants using the following assumptions; 73.56% volatility, risk free interest rate of 4.71%, an expected life of five years and no dividends. Amortization of the interest expense for year ended December 31, 2007 was approximately $11,000. Furthermore, St. Bernard has agreed to grant SVB certain piggyback registration rights with respect to the shares of common stock underlying the warrants. As of December 31, 2007, the balance on the line of credit with SVB was $1.6 million.

The Loan Agreement was amended in January 2008. See Note 14 for the details of the amended Loan Agreement with SVB.

6. Notes Payable to Related Parties

During fiscal year 2007, the Company paid off its promissory note in the amount of $15,000 with its Chief Executive Officer. The note was unsecured and bore no interest.

During fiscal year 2006, the Company paid off its promissory note with its former Chief Executive Officer. The Company originally owed approximately $200,000 pursuant to the terms of a promissory note. The note was unsecured, bore 18% interest, and required monthly payments until May 2007, at which time all amounts outstanding came due. The Company paid approximately $25,000 of interest to its former chief executive officer in 2006.

During 2006 two affiliates of Sand Hill advanced an aggregate of $45,000 to the Parent to cover expenses related to the Merger described in Note 1 above. The Parent entered into unsecured promissory notes in connection with these loans. The loans accrued interest at a rate of 10% per annum and were payable on the earlier of the consummation of the Merger described in Note 1 above or July 26, 2006. The loans were paid in full as of August 4, 2006 in connection with the consummation of the Merger. Interest paid in 2006 was $0.

In May 2006 the Company entered into a loan agreement with a stockholder and a member of the Board of Directors whereby the Company could borrow up to $375,000 secured by a promissory note. The loan bore interest at the rate of 12% and had a 2% origination fee on each advance. The loan matured in November 2006 and was repaid prior to year end. The agreement provided that the Company may re-borrow under the loan without payment of an origination fee on the re-borrowed funds. The loan was secured by all of the assets of the Company subject to the lien of the company’s existing senior lender. The lender received warrants for 18,750 shares of common stock of the Company for an exercise price equal to the last sales price of the Common Stock before the maturity date of the loan, as defined in the agreement. As a result of the Merger, these warrants were converted into warrants to purchase 7,868 shares of common stock of the Company. The exercise price of these warrants was determined to be $1.85. Interest paid in 2006 was approximately $6,600. At December 31, 2006, the balance on the loan was $0.

In May 2006 the Company entered into a loan agreement with a third party whereby the Company could borrow up to $125,000 secured by a promissory note. The loan bore interest at the rate of 12% and there was a 2% origination fee on each advance. The loan matured in November 2006 and was repaid prior to year end. The loan was secured by all of the assets of the Company subject to the lien of the company’s existing senior lender. The lender received warrants for 6,250 shares of common stock of the Company for an exercise price equal to the last sales price of the common stock before the maturity date of the loan, as defined in the agreement. As a result of the Merger, these warrants were converted into warrants to purchase 2,623 shares of common stock of the Company. The exercise price of these warrants was determined to be $1.85. Interest paid in 2006 was approximately $4,560.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements—(Continued)

7. Income Taxes

	Year ended December 31, 2007
	Current	Deferred	Total
Federal	$—	$—	$—
State	7,000	—	7,000
Foreign	35,000	—	35,000

	$42,000	$—	$42,000

	Year ended December 31, 2006
	Current	Deferred	Total
Federal	$—	$754,000	$754,000
State	6,000	305,000	311,000
Foreign	35,000	—	35,000

	$41,000	$1,059,000	$1,100,000

Deferred income tax assets and liabilities consist of the following:

December 31,	2007	2006
Allowance for doubtful accounts	$297,000	$637,000
Inventory	4,000	23,000
Fixed assets	(51,000)	(153,000)
Accrued compensation	92,000	179,000
Deferred revenue	2,327,000	5,063,000
Stock options	601,000	—
Other	343,000	73,000
Net operating loss carryforwards	6,611,000	5,630,000
Tax credits carryforwards	33,000	2,652,000

	10,257,000	14,104,000
Valuation allowance	(10,257,000)	(14,104,000)

Net deferred tax asset	$—	$—

A reconciliation of the actual income tax expense recorded to that based upon expected federal tax rates are as follows:

December 31,	2007	2006
Expected federal tax benefit	$2,636,000	$3,055,000
Expected state benefit, net of federal tax effect	220,000	711,000
Change in valuation allowance	(1,512,000)	(4,993,000)
Impairment of goodwill	(1,238,000)	—
Tax credits and other	(4,000)	304,000
Permanent differences and other	(109,000)	(142,000)
Foreign tax	(35,000)	(35,000)

	$(42,000)	$(1,100,000)

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements—(Continued)

SFAS Statement No. 109 requires that the Company reduce its deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is not more likely than not that all or a portion of a deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. Management has determined that it is not more likely than not that the deferred tax asset will be realized. Accordingly as of December 31, 2007 and 2006, the Company had a valuation allowance of approximately $10.3 million and $14.1 million, respectively.

At December 31, 2007 and 2006, the Company had federal net operating loss carryforwards of approximately $24.1 million and $14.2 million and state net operating loss carryforwards of approximately $23.2 million and $13.4 million, respectively. The federal and state tax net operating loss carryforwards will begin to expire in 2015 and 2010, respectively.

Additionally, at December 31, 2006 and 2007, the Company has tax credit carryforwards, primarily arising from its research and development activities, available to offset future federal and state income taxes of approximately $1.9 million and $1.6 million, respectively. The federal tax credits expire in 2021 through 2024 and the state research tax credits have no expiration.

The future utilization of the Company’s NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred, however, the Company plans to complete a Section 382 analysis regarding the limitation of the net operating losses and research and development credits. Until this analysis has been completed, the Company has removed the deferred tax assets associated with the NOL carryforwards of approximately $3.0 million and the research and development credits of approximately $3.1 million from its deferred tax asset schedule and has recorded a corresponding decrease to their valuation allowance. When the Section 382 analysis is completed, the Company plans to update their unrecognized tax benefits under FIN 48. Therefore, the Company expects that the unrecognized tax benefits may change within 12 months of this reporting date. At this time, the Company cannot estimate how much the unrecognized tax benefits may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. during fiscal year 2007. The Company did not record any adjustments resulting from the adoption of Interpretation 48.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. There was no interest and penalties recorded for the year ended December 31, 2007.

8. Stockholders’ Deficit

Common stock

In July 2005, the Company obtained approximately $1.0 million through the offering of 200,000 units to an investor. Each unit consisted of three shares of common stock, as well as a warrant to acquire an additional five

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements—(Continued)

shares of common stock at a per share price of $1.25. As a result of the Merger, these warrants were converted into warrants to purchase 419,613 shares of common stock of the Company, at a price of $2.98 per share.

Stock option plans

In 2005, the Company adopted the St. Bernard Software 2005 Stock Option Plan (the “2005 Plan”). Under the 2005 Plan, the Company has the ability to grant options to acquire up to 2,098,061 shares of its common stock to employees and others. In 2006, 187,630 options were exercised for total proceeds of $168,000 and 41,098 options were canceled. In 2007, 44,950 options were exercised for total proceeds of $30,000 and 1,841,296 options were canceled.

Warrants

As of December 31, 2007 and 2006, a total of 8,750,104 and 8,650,104 shares of common stock respectively, were reserved for issuance for the exercise of warrants at an exercise price of $1.60, $1.85, $2.98 and $5.00 per share. During 2007, the Company issued warrants to Silicon Valley Bank in connection with the executed Loan Agreement, which allows SVB to purchase up to 100,000 shares of St. Bernard common stock at an exercise price of $1.60 per share. See Note 5. In 2006, the Company granted 10,491 warrants in connection to loans with an exercise price of $1.85 derived using the value of the stock price on the maturity date of the loans at November 25, 2006. See Note 6. In 2006, 54,550 warrants were exercised and 14,687 were forfeited.

On July 30, 2004, the Parent sold 3,600,000 units (“Units”) in a public offering, which included granting the underwriters’ an over-allotment option to purchase up to an additional 540,000 Units. Subsequently, the underwriters exercised their over-allotment option and purchased an additional 510,000 units. Each Unit consisted of one share of the Parent’s common stock, $0.01 par value, and two Redeemable common stock Purchase Warrants (“Warrants”). As a result of the Merger, these Warrants are now exercisable for shares of the Company’s common stock on identical terms. Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 until July 25, 2009. The Warrants are redeemable by the Company at a price of $0.01 per Warrant upon 30 days’ notice only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of the redemption is given. In connection with the Parent’s initial public offering (the “Offering”), the Parent issued an option for $100 to the underwriters’ to purchase 270,000 Units at an exercise price of $7.50 per Unit. The Units issuable upon exercise of this option are identical to those included in the Offering, except that the exercise price of the Warrants included in the Units is $6.65 per share.

9. Employee Benefits

The Company has a qualified 401(k) profit sharing plan (the “Plan”) covering substantially all employees. Company contributions are discretionary and are generally allocated to Plan participants based on contribution levels. Benefits vest ratably over three years beginning with the employees’ first year of service, with 100% vesting immediately upon death or disability. Vested benefits are paid in the form of a lump sum or annuity upon retirement, death, disability or termination. The Company contributed approximately $300,000 and $400,000, net of forfeitures, to the Plan in 2007 and 2006, respectively.

10. Related Party Transactions

During fiscal years 2007 and 2006, the Company paid off its promissory notes with the current and former Chief Executive Officers. See Note 6.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements—(Continued)

During May 2006 the Company entered into loan agreements with related parties. See Note 6.

A stockholder and former member of the Board of Directors provides legal services to the Company in the ordinary course of business. Therefore, amounts due to this related party’s firm exist throughout the year. Billings from the firm totaled approximately $600,000 and $1.6 million for the years ended December 31, 2007 and 2006, respectively. Amounts due at December 31, 2007 and 2006 were approximately $400,000 and $600,000, respectively.

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

11. Commitment and Contingencies

Operating leases

The Company leases its operating facilities and certain equipment under non-cancelable operating leases with various expiration dates through July 2011. Future minimum payments under operating leases are as follows:

Year Ending December 31,
2008	$1,163,000
2009	1,203,000
2010	1,243,000
2011	4,000

Total	$3,613,000

The Company closed its operations in the United Kingdom and Australia in November and July 2007, respectively, and terminated the related office space leases.

Facilities rent expense totaled approximately $1.2 million in 2007 and 2006. To the extent the Company’s operating leases provide for escalating rents during the term of the lease, the Company recognizes rent expense on a straight line basis based upon the average monthly contractual lease amount.

Included in other assets at December 31, 2007 and 2006 were security deposits related to leased assets of approximately $100,000.

Capital leases

The Company leases certain equipment under non-cancelable capital leases, which were included in fixed assets as follows:

December 31,	2007	2006
Software	$61,000	$73,000
Computer equipment	318,000	230,000

	379,000	303,000
Less accumulated depreciation	(73,000)	(49,000)

	$306,000	$254,000

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements—(Continued)

Depreciation expense related to these capitalized lease obligations was approximately $80,000 and $22,000 during 2007 and 2006, respectively. During 2007, the Company wrote-off leased software and computer equipment which were included in fixed assets that had a net book value of $56,000.

Future minimum lease payments are as follows:

Year Ending December 31,
2008	$186,000
2009	160,000
2010	23,000

Total minimum lease payments	369,000
Amount representing interest	46,000

Present value of minimum lease payments	323,000
Less current portion	(153,000)

Long-term portion	$170,000

Litigation

In the normal course of business, the Company is occasionally named as a defendant in various lawsuits. On March 14, 2007, Arthur Budman filed an action against the Company in the San Diego Superior Court for the County of San Diego, asserting claims of intentional misrepresentation, negligent misrepresentation, fraudulent concealment, and negligence. The Company has appealed the Superior Court’s denial of its motion to compel arbitration, which is currently pending. The Company intends to vigorously defend its interests in this matter and expects that the resolution of this matter will not have a material adverse effect on its business, financial condition, results of operations, or cash flows. However, due to the uncertainties in litigation, no assurance can be given as to the outcome of these proceedings.

12. Concentrations

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Credit risk with respect to accounts receivable is mitigated by the large number of geographically diverse customers.

The Company maintains cash balances at various financial institutions located in the United States and Europe. Accounts at US institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. At times, balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents.

Supplier

During 2007 the Company had a major vendor that accounted for approximately $2.3 million (13.1%) of the Company’s total purchases. During 2006, the vendor supplied approximately $2.0 million (13.5%) of the Company’s total purchases. At December 31, 2007 and 2006, the amount payable to this vendor was approximately $27,000 and $389,000, respectively. While the Company believes other suppliers are available if the vendor unexpectedly stops supplying the product, the Company could experience an interruption in its ability to supply its customers.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements—(Continued)

Sales and revenue

The Company considers itself to operate within one business segment, Secure Content Management (SCM). For the years ended December 31, 2007 and 2006, approximately 94% of the Company’s revenue was in North America, the remaining 6% was disbursed over the rest of the world, respectively.

13. Asset Sale/Purchase and License Agreements

On January 29, 2007, pursuant to the terms of an Asset Sale and License Agreement signed and effective as of January 4, 2007, by and between the Company and Shavlik Technologies, LLC (“Shavlik”), St. Bernard assigned and sold to Shavlik St. Bernard’s UpdateEXPERT and UpdateEXPERT Premium software applications and related customer and end user license agreements, software, programming interfaces and other intellectual property rights and contracts for an aggregate purchase price of $1.2 million plus 45% of any maintenance renewal fees collected by Shavlik in excess of $1.2 million for renewals invoiced by Shavlik between February 1, 2007 and January 31, 2008 (the “Asset Sale”). As a result of the sale, the Company realized a gain of $3.6 million primarily due to the relief of liabilities assumed by Shavlik, offset by uncollectible accounts receivable amounts.

On August 14, 2007, pursuant to the terms of a Purchase Agreement signed and effective as of August 13, 2007, by and between the Company and EVault, Inc., a wholly owned subsidiary of Seagate Technology, Inc., (“EVault”), St. Bernard assigned and sold to EVault St. Bernard’s Open File Manager (the “Product”) software applications, which include all of the rights, title, and interest worldwide of St. Bernard in and to (i) the Product, (ii) the Assumed Contracts, (iii) the St. Bernard Materials, (iv) all St. Bernard Intellectual Property Rights, (v) all claims of St. Bernard against third parties relating to the Purchased Assets, whether choate or inchoate, known or unknown, contingent or noncontingent, (vi) all data and information that is collected from, or on behalf of, customers of St. Bernard who are party to the Assumed Contracts (the “Customer Base”), the OEM Partners and any Lead, including to the extent that receipt of such information would not violate any applicable Law, (vii) all routing and billing information and components used in connection with the Assumed Contracts, and (viii) all other tangible or intangible assets of St. Bernard used in the Business and necessary for the operation or use of the Product for an aggregate purchase price of $6.9 million. As a result of the sale, the Company realized a gain of a $7.9 million in August 2007, primarily due to the cash received and the relief of liabilities assumed by EVault.

During the year ended December 31, 2007 the Company disposed of fixed assets and realized a loss of approximately $200,000.

14. Subsequent Events

Agility Capital, LLC Loan Agreement and Warrant

On January 25, 2008, St. Bernard Software, Inc. entered into a Loan Agreement (the “Agility Loan Agreement”) with Agility Capital, LLC (“Agility”). Pursuant to the terms of the Loan Agreement, Agility provided St. Bernard with a non-revolving term loan in the amount of $750,000, at a 15% fixed interest rate (the “Loan”). Beginning March 1, 2008, and on the first day of each month thereafter until July 1, 2008, St. Bernard is required to pay to Agility $25,000 plus accrued but unpaid interest. Beginning July 1, 2008, and on the first day of each month thereafter, St. Bernard is required to pay Agility $50,000 plus accrued interest. The Loan will mature on January 31, 2009 (the “Maturity Date”). Prior to the Maturity Date, St. Bernard may prepay the Loan without penalty. Pursuant to the Loan Agreement, St. Bernard must pay Agility a one-time $25,000 origination fee and a monthly collateral management fee of $750. The obligations under the Loan Agreement are secured by

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements—(Continued)

substantially all of St. Bernard’s assets. Pursuant to a Subordination Agreement between Agility and Silicon Valley Bank, the Loan and security interest held by Agility are subordinated to the loan and the security interest held by Silicon Valley Bank pursuant to that certain Loan and Security Agreement dated May 11, 2007, as amended, between Silicon Valley Bank and St. Bernard.

The Loan Agreement contains customary affirmative and negative covenants and other restrictions. The affirmative covenants include, among others, the delivery of financial statements and tax returns to Agility and granting Agility access to view all of St. Bernard’s accounts and upon request, such other information relating to St. Bernard’s operations and conditions. St. Bernard has also agreed that without the consent of Agility, it shall refrain from activities such as engaging in a merger or acquisition or change of control, transferring assets, making investments, incurring indebtedness, paying dividends, repurchasing capital stock, or making any payments on St. Bernard’s indebtedness that is subordinated to the obligations under the Loan Agreement.

In connection with the execution of the Loan Agreement, St. Bernard issued a warrant to Agility on (the “Agility Warrant”), which allows Agility to purchase up to 460,526 shares of St. Bernard common stock at an exercise price equal to $0.57 per share. The Agility Warrant contains anti-dilution protection in the event of a debt or equity financing, with respect to the exercise price and number of shares. The Agility Warrant expires on January 24, 2015. Furthermore, St. Bernard granted Agility piggyback registration rights with respect to the shares of common stock underlying the Agility Warrant.

If St. Bernard ceases to do business or is dissolved or liquidated before payment in full of the Loan, it may owe Agility an exit fee equal to the greater of $250,000 or the amount Agility would have been entitled to receive had Agility exercised the Agility Warrant immediately before such transaction.

Silicon Valley Bank Loan Amendment and Warrant

On January 25, 2008, St. Bernard entered into a Third Amendment to Loan and Security Agreement (the “Loan Amendment”) with Silicon Valley Bank (“SVB”), amending the Loan and Security Agreement entered into between St. Bernard and SVB on May 11, 2007 as amended by that certain First Amendment to Loan and Security Agreement dated as of July 9, 2007 and that certain Second Amendment to Loan and Security Agreement dated as of August 13, 2007. Pursuant to the terms of the Loan Amendment, among other things, SVB (i) refinanced the existing term loan with the proceeds of an advance under the revolving line of credit (and terminated the term loan facility), (ii) reduced the revolving line of credit it will provide to St. Bernard to an amount not to exceed $2,000,000, (iii) increased the interest rate on the revolving line of credit to 3% (from 2%) over the greater of the prime rate or 7.5%, (iv) modified the tangible net worth covenant, and (v) took a security interest in St. Bernard’s intellectual property.

In connection with the execution of the Loan Amendment, St. Bernard issued a warrant to SVB (the “SVB Warrant”), which allows SVB to purchase up to 140,350 shares of St. Bernard common stock at an exercise price of $0.57 per share. The SVB Warrant expires on January 24, 2015. Furthermore, St. Bernard has granted SVB piggyback registration rights with respect to the shares of common stock underlying the SVB Warrant.

2.1	Agreement and Plan of Merger dated October 26, 2005, by and among Sand Hill IT Security Acquisition Corp., Sand Hill Merger Corp. and St. Bernard Software, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

2.2	Amendment to Agreement and Plan of Merger by and among Sand Hill IT Security Acquisition Corp., Sand Hill Merger Corp. and St. Bernard Software, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

2.3	Amendment to Agreement and Plan of Merger by and among Sand Hill IT Security Acquisition Corp., Sand Hill Merger Corp. and St. Bernard Software, Inc. (incorporated herein by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

2.4	Agreement and Plan of Merger and Reorganization dated as of October 3, 2006, by and among St. Bernard Software, Inc., AgaveOne Acquisition Corp., Singlefin Acquisition, LLC, AgaveOne, Inc. (d/b/a Singelfin) and Jake Jacoby (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2006).

2.5	Amendment to Agreement and Plan of Merger and Reorganization dated as of October 16, 2006, by and among St. Bernard Software, Inc., AgaveOne Acquisition Corp., Singlefin Acquisition, LLC, AgaveOne, Inc. (d/b/a Singlefin) and Jake Jacoby (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2006).

2.6	Asset Sale and License Agreement dated as of January 4, 2007, by and between St. Bernard Software, Inc. and Shavlik Technologies, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2007).

3.1	Amended and Restated Certificate of Incorporation of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

3.2	Amended and Restated Bylaws of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K initially filed with the Securities and Exchange Commission on April 5, 2007)

4.1	Specimen Unit Certificate of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 4.1 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-114861) filed with the Securities and Exchange Commission on June 23, 2004).

4.2	Specimen Common Stock Certificate of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.)

4.3	Specimen Warrant Certificate of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 4.3 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-114861) filed with the Securities and Exchange Commission on June 23, 2004).

4.4	Unit Purchase Option No. UPO-2 dated July 30, 2004, granted to Newbridge Securities Corporation (incorporated herein by reference to Exhibit 4.4.1 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.5	Unit Purchase Option No. UPO-3 dated July 30, 2004, granted to James E. Hosch (incorporated herein by reference to Exhibit 4.4.2 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.6	Unit Purchase Option No. UPO-4 dated July 30, 2004, granted to Maxim Group, LLC (incorporated herein by reference to Exhibit 4.4.3 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.7	Unit Purchase Option No. UPO-5 dated July 30, 2004, granted to Broadband Capital Management, LLC (incorporated herein by reference to Exhibit 4.4.4 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.8	Unit Purchase Option No. UPO-6 dated July 30, 2004, granted toI-Bankers Securities Incorporated (incorporated herein by reference to Exhibit 4.4.5 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.9	Warrant issued by St. Bernard Software, Inc. on May 16, 2007 to Silicon Valley Bank (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2007).

4.10	Warrant issued by St. Bernard Software, Inc. on January 25, 2008 to Agility Capital, LLC (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008).

4.11	Warrant issued by St. Bernard Software, Inc. on January 25, 2008 to Silicon Valley Bank (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008).

10.1	Letter Agreement among St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.), Newbridge Securities and I-Bankers Securities Incorporated and Humphrey P. Polanen (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.2	Letter Agreement among St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.), Newbridge Securities and I-Bankers Securities Incorporated and Cary M. Grossman (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.3	Letter Agreement among St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.), Newbridge Securities and I-Bankers Securities Incorporated and Daniel J. Johnson (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.4	Letter Agreement among St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.), Newbridge Securities and I-Bankers Securities Incorporated and Keith A. Walz (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.5	Letter Agreement among St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.), Newbridge Securities and I-Bankers Securities Incorporated and Scott Broomfield (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.6	Letter Agreement among St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.), Newbridge Securities and I-Bankers Securities Incorporated and Alberto Micalizzi (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.7	Investment Management Trust Agreement between American Stock Transfer & Trust Company and St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.8	Stock Escrow Agreement between St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.), American Stock Transfer & Trust Company and the Initial Stockholders (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.9	Registration Rights Agreement among St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) and the Initial Stockholders (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.10	Letter Agreement between Sand Hill LLC and St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) regarding administrative support (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.11	Revolving Credit Agreement in the principle amount of $60,000 between St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) and Sand Hill Security, LLC (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

10.12	Warrant Purchase Agreement among Humphrey P. Polanen and Newbridge Securities Corporation and I-Bankers Securities Incorporated (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-114861) filed with the Securities and Exchange Commission on April 26, 2004.)

10.13	Form of Escrow Agreement by and among St. Bernard Software, Inc., Sand Hill IT Security Acquisition Corp., the Stockholders’ Representative and the Parent Indemnified Parties’ Representative (incorporated herein by reference to Exhibit E of Exhibit 2.1 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

10.14	Promissory Note, dated March 15, 2006, in the original principal amount of $25,000 made by Sand Hill Security Acquisition Corp. payable to the order of the Broomfield Family Trust (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.15	Promissory Note, dated March 15, 2006, in the original principal amount of $20,000 made by Sand Hill Security Acquisition Corp. payable to the order of Sand Hill Security, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2006).

10.16	Promissory Note, dated April 30, 2006, in the original principal amount of $10,000 made by Sand Hill Security Acquisition Corp. payable to the order of Sand Hill Security Acquisition Corp. payable to the order of Humphrey P. Polanen (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

10.17*	St. Bernard Software, Inc. 1992 Stock Option Plan (incorporated herein by reference to Annex C to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

10.18*	St. Bernard Software, Inc. 2000 Stock Option Plan (incorporated herein by reference to Annex D to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

10.19*	St. Bernard Software, Inc. Amended and Restated 2005 Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2008).

10.20*	AgaveOne, Inc. (dba Singlefin) 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 28, 2006).

10.21*	St. Bernard Software, Inc. 2006 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2006).

10.22*	St. Bernard Software, Inc. 2006 Recruitment Equity incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2006).

10.23	Loan and Security Agreement, by and between St. Bernard Software, Inc. and Camel Financial, Inc. (incorporated herein by reference to Exhibit 10.24 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 17, 2006).

10.24	Secured Promissory Note, dated May 25, 2006, in the original principal amount of $375,000 made by St. Bernard Software, Inc. payable to the order of BeeBird Beheer B.V., with form of warrant attached (incorporated herein by reference to Exhibit 10.25.1 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

10.25	Secured Promissory Note, dated May 25, 2006, in the original principal amount of $125,000 made by St. Bernard Software, Inc. payable to the order of Broomfield Family Trust, with form of warrant attached (incorporated herein by reference to Exhibit 10.25.2 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

10.26	Loan and Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated May 11, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2007).

10.27	Asset Purchase Agreement between St. Bernard Software, Inc. and EVault, Inc. dated August 13, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2007).

10.28	Third Amendment to Loan and Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated January 25, 2008 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008)

10.29	Loan Agreement between St. Bernard Software, Inc. and Agility Capital, LLC dated January 25, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008).

10.30	Intellectual Property Security Agreement between St. Bernard Software, Inc. and Agility Capital, LLC dated January 25, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008).

10.31	Subordination Agreement between Agility Capital, LLC and Silicon Valley Bank dated January 25, 2008 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008).

10.32	Intellectual Property Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated January 25, 2008 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008).

10.33*	Separation Agreement and Release between St. Bernard Software, Inc. and John E. Jones executed November 3, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2006).

10.34*	Letter Agreement between St. Bernard Software, Inc. and Vincent Rossi dated July 18, 2006.

10.35*	Letter Agreement between St. Bernard Software, Inc. and Steve Yin dated October 23, 2004.

10.36*	Letter Agreement between St. Bernard Software, Inc. and Troy Saxton-Getty dated October 2, 2006.

10.37*	Separation Agreement and Release between St. Bernard Software, Inc. and Robert Crowe executed May 11, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2007).

10.38*	Employee Separation Agreement and Release of Claims between St. Bernard Software, Inc. and Al Riedler executed October 8, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2007).

14.1	Code of Business Conduct and Ethics adopted September 7, 2006

23.1(i)	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP

23.1(ii)	Consent of Mayer Hoffman McCann P.C.

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement