Form 10-Q
period 2008-03-31
ST. BERNARD SOFTWARE, INC.
filed 2008-05-14
CIK 1288496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 14, 2008 there were 14,772,367 shares of the registrant’s common stock outstanding.

ST. BERNARD SOFTWARE, INC.

For the Quarter Ended March 31, 2008

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

St. Bernard Software, Inc.

Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$834,000	$1,297,000
Accounts receivable - net of allowance for doubtful accounts of $37,000 and $59,000 at March 31, 2008 and December 31, 2007, respectively	2,560,000	3,255,000
Inventories - Net	271,000	158,000
Prepaid expenses and other current assets	614,000	440,000

Total current assets	4,279,000	5,150,000
Fixed Assets - Net	1,153,000	1,301,000
Other Assets	199,000	215,000
Goodwill	7,568,000	7,568,000

	$13,199,000	$14,234,000

Liabilities and Stockholders’ Deficit

Current Liabilities
Short-tem borrowings	$2,171,000	$1,566,000
Accounts payable	2,106,000	3,026,000
Accrued compensation expenses	880,000	1,188,000
Accrued expenses and other current liabilities	600,000	406,000
Current portion of capitalized lease obligations	145,000	153,000
Deferred revenue	9,556,000	9,589,000

Total current liabilities	15,458,000	15,928,000
Deferred Rent	177,000	232,000
Capitalized Lease Obligations, Less Current Portion	142,000	170,000
Deferred Revenue	5,504,000	5,860,000

Total liabilities	21,281,000	22,190,000

Commitments and Contingencies
Stockholders’ Deficit
Preferred stock, $0.01 par value; 5,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized and 14,772,367 and 14,760,052 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	148,000	148,000
Additional paid-in capital	39,352,000	39,079,000
Accumulated deficit	(47,582,000)	(47,183,000)

Total stockholders’ deficit	(8,082,000)	(7,956,000)

	$13,199,000	$14,234,000

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.

Unaudited Consolidated Statements of Operations

	Three months ended March 31,
	2008	2007
Revenues
Subscription	$3,304,000	$3,772,000
Appliance	601,000	745,000
License	4,000	856,000

Total Revenues	3,909,000	5,373,000

Cost of Revenues
Subscription	556,000	1,077,000
Appliance	425,000	558,000
License	1,000	32,000

Total Cost of Revenues	982,000	1,667,000

Gross Profit	2,927,000	3,706,000
Sales and marketing expenses	1,816,000	4,060,000
Research and development expenses	753,000	1,859,000
General and administrative expenses	1,198,000	2,428,000

Total Operating Expenses	3,767,000	8,347,000

Loss from Operations	(840,000)	(4,641,000)
Other (Income) Expense
Interest expense - net	143,000	13,000
Gain on sale of assets	(320,000)	(3,714,000)
Other income	(264,000)	(9,000)

Total Other Income	(441,000)	(3,710,000)

Loss Before Income Taxes	(399,000)	(931,000)
Income tax expense	—	(4,000)

Net Loss	$(399,000)	$(935,000)

Loss Per Common Share - Basic and Diluted	$(0.03)	$(0.06)

Weighted Average Shares Outstanding	14,771,825	14,794,863

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.

Unaudited Consolidated Statement of Stockholders’ Deficit

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2007	14,760,052	$148,000	$39,079,000	$(47,183,000)	$(7,956,000)
Common stock issued under the employee stock purchase plan	12,315	—	6,000	—	6,000
Compensation expense on stock options	—	—	58,000	—	58,000
Value of warrants issued	—	—	209,000	—	209,000
Net loss	—	—	—	(399,000)	(399,000)

Balance at March 31, 2008	14,772,367	148,000	39,352,000	(47,582,000)	(8,082,000)

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.

Unaudited Consolidated Statements of Cash Flows

	Three months ended March 31,
	2008	2007
Cash Flows From Operating Activities
Net loss	$(399,000)	$(935,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	164,000	365,000
Provision for bad debts	(22,000)	68,000
Gain on sale of assets	(320,000)	(3,714,000)
Stock-based compensation expense	58,000	260,000
Noncash interest expense	61,000	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	717,000	566,000
Inventories	(113,000)	74,000
Prepaid expenses and other current assets	(172,000)	28,000
Accounts payable	(921,000)	(1,302,000)
Accrued expenses and other current liabilities	(136,000)	49,000
Deferred rent	115,000	—
Deferred revenue	(389,000)	(70,000)

Net cash used in operating activities	(1,357,000)	(4,611,000)

Cash Flows From Investing Activities
Additional costs related to purchase of business	—	(66,000)
Purchases of fixed assets	—	(145,000)
Proceeds from the sale of assets	320,000	1,200,000

Net cash provided by investing activities	320,000	989,000

Cash Flows From Financing Activities
Proceeds from stock option and warrant exercises	—	30,000
Proceeds from the sales of stock under the employee stock purchase plan	6,000	—
Principal payments on capitalized lease obligations	(37,000)	(23,000)
Net increase (decrease) in line of credit	605,000	(69,000)

Net cash provided (used) by financing activities	574,000	(62,000)

Net Decrease in Cash and Cash Equivalents	(463,000)	(3,684,000)
Cash and Cash Equivalents at Beginning of Period	1,297,000	4,842,000

Cash and Cash Equivalents at End of Period	$834,000	$1,158,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$108,133	$57,000
Income taxes	$—	$1,000

Non Cash Investing and Financing Activities:

In January 2008, the Company amended its loan agreement with a bank. As a result, the Company issued warrants which allows the bank to purchase up to 140,350 shares of the Company's common stock at an exercise price of $0.57 a share. Debt issuance costs of $58,000 were recorded in connection with the issuance of the warrants. See Note 3.

In January 2008, the Company entered into a loan agreement with a lender. As a result, the Company issued a warrant which allows the lender to purchase up to 460,526 shares of the Company's common stock at an exercise price of $0.57 a share. Debt discount of $151,000 was recorded in connection with the issuance of the warrants. See Note 3.

During the three months ended March 31, 2007, the Company entered into capitalized lease obligations for the purchase of $158,000 in fixed assets.

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

Basis of presentation

The consolidated balance sheet as of March 31, 2008, the consolidated statement of stockholders’ deficit for the three months ended March 31, 2008, and the consolidated statements of operations and cash flows for the three months ended March 31, 2008 and 2007, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, stockholders’ deficit, and cash flows for the interim periods presented. The consolidated balance sheet as of December 31, 2007 was derived from the Company’s audited financial statements. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2008. These consolidated financial statements should be read in conjunction with the Company’s December 31, 2007 consolidated financial statements and notes thereto included in the Company’s Annual Report filed on Form 10-KSB with the Securities and Exchange Commission on March 20, 2008.

The consolidated financial statements include our accounts and those of our subsidiaries, which, for the 2007 periods presented, include our operations in the UK and Australia. All inter-company balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates used in preparing the consolidated financial statements include those assumed in computing revenue recognition, the allowance for uncollectible accounts receivable, the valuation allowance on deferred tax assets, testing goodwill for impairment, and assumptions used to determine the fair value of stock options under SFAS 123R.

Liquidity

As of March 31, 2008, the Company had $0.8 million of cash and cash equivalents and a working capital deficit of $11.2 million. Operating losses for the three months ended March 31, 2008 and 2007 were $0.8 million and $4.6 million, respectively. The Company reported a realized gain of $0.3 million from the release of the first half of funds from an indemnification escrow as a result of the sale of the Open File Manager line in third quarter of 2007. The above mentioned activity yielded a net loss of $0.4 million for the three months ended March 31, 2008.

At March 31, 2008, our current liabilities exceeded our current assets by approximately $11.2 million and we had a stockholders’ deficit of approximately $8.1 million. Our expenses consist primarily of expenses that can be modified to meet our operating needs should management deem that changes are necessary. In addition, approximately $9.6 million of our current liability balance at March 31, 2008 consists of deferred revenues, which represents amounts that will be amortized into revenue as they are earned.

The Company has a history of losses and has not been able to achieve profitability. The cumulative net loss was approximately $47.6 million and $47.2 million as of March 31, 2008 and December 31, 2007, respectively. During the fourth quarter of 2007 and the first quarter of 2008, the Company made substantial changes to the cost structure of its business. These changes included the closure

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

of its sales and marketing offices within Europe, reducing headcount to be in line with the current size of its business, renegotiating vendor contracts, and refocusing its marketing strategy around its core business. In addition to the changes described above, the Company has also amended its current line of credit with Silicon Valley Bank and entered into a bridge financing agreement with Agility Capital, LLC in January 2008 for the amount of $750,000 with monthly payments commencing on March 1, 2008 and the balance maturing on January 31, 2009.

The Company believes that its existing cash resources, combined with projected billings/revenues for 2008, cost reductions implemented in the fourth quarter of 2007 and the first quarter of 2008, and its line of credit and bridge financing completed in the first quarter of 2008, will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected revenue will be achieved or the improvement in operating results will occur. In the event cash flow from operations is not sufficient, the Company may require additional sources of financing in order to maintain its current operations. These additional sources of financing may include public or private offerings of equity or debt securities. Whereas management believes it will have access to these financing sources, no assurance can be given that such additional sources of financing will be available on acceptable terms, on a timely basis, or at all.

Fair value of financial instruments

The Company’s financial instruments whose fair value approximates their carrying value due to the short-term nature of the instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The fair value of the Company’s obligations under its line of credit, capital leases, and notes payable approximates their carrying value as the stated interest rates of these instruments reflect rates which are otherwise currently available to the Company.

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

Research and development and capitalized software costs

The Company’s research and development expenses include payroll, employee benefits, stock-based compensation, offshore development and other head-count related costs associated with product development and are expensed as incurred. In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. The Company has determined that technological feasibility for its products is reached after beta testing which is shortly before the products are released to manufacturing/operations. Costs incurred after technological feasibility is established are not material, and accordingly, the Company expenses all research and development costs when incurred. The technological feasibility of significant intellectual property that is purchased has been established prior to

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

the acquisition and therefore the cost is capitalized. Amortization is computed on an individual product basis using the straight-line method over a useful life ranging from three to six years.

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

Goodwill

The Company accounts for goodwill in accordance with the provisions of SFAS No. 142, “Goodwill and other Intangible Assets”. The Company subjects the goodwill to an annual impairment test or when events indicate that impairment has occurred. The impairment test consists of a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that reporting unit. The fair value used in this evaluation is based upon discounted future cash flow projections for the reporting unit. As a result of our significant underperformance relative to the expected operating results, we tested our goodwill for impairment in 2007. Based upon the results of the impairment test, management of the Company has concluded there was no impairment of goodwill at March 31, 2008. The Company is one reporting unit for purposes of testing goodwill.

Goodwill totaled $7.6 million at March 31, 2008 and December 31, 2007, respectively, and arose through business acquisitions made in 2000 and 2006.

Intangible assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, management reviews our long-lived asset groups, including property and equipment and other intangibles, for impairment and whenever events indicate that their carrying amount may not be recoverable. When management determines that one or more impairment indicators are present for an asset group, we compare the carrying amount of the asset group to net future undiscounted cash flows that the asset group is expected to generate. If the carrying amount of the asset group is greater than the net future undiscounted cash flows that the asset group is expected to generate, management compares the fair value to the book value of the asset group. If the fair value is less than the book value, we would recognize an impairment loss. The impairment loss would be the excess of the carrying amount of the asset group over its fair value. As a result of our significant underperformance relative to the expected operating results and current-period operating and cash flow losses coupled with the operating history of such losses, the Company tested its intangible assets for impairment during the nine months ended September 30, 2007. Based upon the results of the test, management concluded that the intangible assets related to the acquisition of AgaveOne, Inc. were impaired during 2007. Per the analysis, the Company determined that the carrying value of the long-lived intangible assets exceeded the sum of the undiscounted cash flow, over a five year projection period, expected to result from the use and eventual disposition of the asset group. As a result, an impairment charge of $3.3 million was recorded at September 30, 2007 to write-down the intangible asset to zero.

Revenue and cost recognition

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-4 and SOP 98-9, and the interpretations of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Sales to the Company’s customers include multi-element arrangements that include a delivered element (a software license and an appliance unit) and undelivered elements (such as subscription and support). In these instances, the Company determines if these elements can be separated into multiple units of accounting. The entire fee from the arrangement is allocated to each respective element based on its relative fair value. Revenue for each element is then recognized when revenue recognition criteria for that element is met. If the Company cannot establish fair value for any undelivered element, the Company is required to recognize revenue for the whole arrangement at the time revenue recognition criteria for the undelivered element is met. Fair value for the delivered software element is based on the value received in transactions in which the software is sold on a stand-alone basis. Fair value for subscription is based on substantive renewal rates. Discounts applied to multiple-element sales are allocated to the elements based upon their respective VSOE of fair value (i.e. the price charged when the same element is sold separately). If VSOE cannot be established for one element, discounts are applied to the revenue related to the delivered elements. The Company records shipping costs in both revenue and cost of revenue when it bills its customers for shipping. The costs incurred for shipping billed to customers are reflected in cost of revenue.

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

Deferred revenue

Revenues from support and subscription agreements are recognized ratably over the term of the support subscription period. The Company has contracts that extend to 2011.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Stock-based compensation and expense

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R (revised 2004), “Share-based Payment” (“SFAS 123R”), using the modified prospective method. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 are based upon the grant date fair value estimated in accordance with SFAS 123R.

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

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based compensation, expected stock price volatility factor, and the pre-vesting option forfeiture rate. The weighted average fair value of options granted during the three months ended March 31, 2008 and 2007 was calculated using the Black-Scholes option pricing model using the valuation assumptions in the table below. The Company estimates the expected life of stock options granted based upon management’s consideration of the historical life of the options and the vesting period and contractual period of the options granted. The Company estimates the expected volatility factor of its common stock based on the weighted average of the historical volatility of a publicly traded surrogate of the Company and the Company’s implied volatility from its common stock price. The Company applies its risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The Company has no history or expectation of paying any cash dividends on its common stock. Forfeitures were estimated based on historical experience.

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Average expected life (years)	6.5	6.5
Average expected volatility factor	74.4%	72.0%
Average risk-free interest rate	3.6%	4.7%
Average expected dividend yield	0	0

Total stock-based compensation expense was approximately $58,000 and $260,000 for the three months ended March 31, 2008 and 2007, respectively. The stock-based compensation expenses were charged to operating expenses. The earnings per share effect as a result of the stock based compensation expense was approximately $0.00 and $0.02 for the three months ended March 31, 2008 and 2007, respectively. The tax effect was immaterial.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

The following is a summary of stock option activity under the Plans as of March 31, 2008 and changes during the three months ended March 31, 2008:

	Number of Shares Outstanding	Weighted Average Exercise Price
Options outstanding at December 31, 2007	2,074,861	$1.77
Granted	413,500	$0.59
Exercised	—	$—
Forfeited	(363,608)	$1.37

Options outstanding at March 31, 2008	2,124,753	$1.61

Additional information regarding options outstanding as of March 31, 2008 is as follows:

Range of Exercise Prices		Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.52	to $0.54	37,000	9.74	$0.53	—	$—
$0.57	to $0.57	375,000	9.66	$0.57	—	$—
$0.59	to $0.59	372,995	9.19	$0.59	38,495	$0.59
$0.60	to $1.79	195,283	6.77	$0.89	123,773	$0.97
$1.80	to $1.80	28,579	7.64	$1.80	13,922	$1.80
$1.90	to $1.90	275,000	8.72	$1.90	113,781	$1.90
$1.95	to $1.95	564,110	8.21	$1.95	208,130	$1.95
$3.71	to $3.71	200,000	8.44	$3.71	99,500	$3.71
$4.75	to $4.75	60,000	1.79	$4.75	60,000	$4.75
$5.20	to $5.20	16,786	8.29	$5.20	16,786	$5.20

$0.52	to $5.20	2,124,753	8.43	$1.61	674,387	$2.27

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2008 was $18,000 and $385, respectively. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2007 was $238,000 . The aggregate intrinsic value represents the total intrinsic value based upon the stock price of $0.60 and $1.75 at March 31, 2008 and 2007, respectively. The intrinsic value of option exercises for the three months ended March 31, 2008 and 2007 was approximately $0 and $69,000, respectively.

As of March 31, 2008, there was approximately $2.0 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the option plans. The cost is expected to be recognized over a weighted average period of 2.15 years.

Employee stock purchase plan

The Company’s Employee Stock Purchase Plan, or ESPP, was adopted by our board of directors in December 2006, and approved by our shareholders in June 2007 at the annual shareholders’ meeting. The ESPP provides a means by which employees of the Company (and any parent or subsidiary of the Company designated by the Board of Directors to participate in the ESPP) may be given an opportunity to purchase Common Stock of the Company at semi-annual intervals through payroll deductions and to assist the Company in retaining the services of its employees, to secure and retain the services of new employees, and to provide incentives for such persons to exert maximum efforts for the success of the Company. The Company has 400,000 shares that have been initially reserved for issuance pursuant to purchase rights under the ESPP. A participant may contribute up to 15% of his or her compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on the purchase date, which is

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

the last trading day of the offering period. The purchase price per share will be equal to 85% of the fair market value per share on the start date of the offering period in which the participant is enrolled or, if lower, 85% of the fair market value per share on the purchase date. In addition, the number of shares available for issuance under the ESPP may be increased annually on the first day of each Company fiscal year, beginning in 2008 and ending in (and including) 2016, by an amount equal to the least of: (i) the difference between four hundred thousand (400,000) and the number of shares remaining authorized for issuance after the last purchase of shares, (ii) four hundred thousand (400,000) shares of Common Stock, or (iii) an amount determined by the Board of Directors or a committee of the Board of Directors appointed to administer the ESPP. If rights granted under the ESPP expire, lapse or otherwise terminate without being exercised, the shares of Common Stock not purchased under such rights again become available for issuance under the ESPP.

For the offering period of July 1, 2007 to December 31, 2007, approximately $6,000 was withheld from employee earnings the stock purchases of 12,315 shares of Common Stock on January 2, 2008. As of March 31, 2008, approximately $8,000 has been withheld from employee earnings for stock purchases of Common Stock under the ESPP for the offering period of January 1, 2008 to June 30, 2008. Compensation expense was immaterial for the three months ended March 31, 2008.

Shares available for issuance under the ESPP are as follows:

Number of Shares
Shares reserved for issuance at December 31, 2007	382,482
Shares issued during the three months ended March 31, 2008	(12,315)

Shares reserved for issuance at March 31, 2008	370,167

The Company used the following assumptions to estimate the fair value of the semi-annual employee stock purchase plan share grants during the three months ended March 31, 2008:

Three Months Ended March 31, 2008
Average expected life (years)	0.5
Average expected volatility factor	80.5%
Average risk-free interest rate	3.9%
Average expected dividend yield	0

Loss per share

Basic loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding. Diluted loss per share includes the components of basic loss per share and also gives effect to dilutive common stock equivalents. Potentially dilutive common stock equivalents include stock options and warrants. No dilutive effect was calculated for the three months ended March 31, 2008 and 2007, respectively, as the Company reported a net loss in each period.

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

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

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

New accounting standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The accounting provisions of SFAS 161 will be effective for the Company beginning January 1, 2009. The Company does not anticipate that this statement will have a material impact on its financial position, cash flows, or results of operations.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The accounting provisions of SFAS 160 will be effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact, if any, this statement will have on its financial position, cash flows, or results of operations.

In December 2007, FASB issued SFAS No. 141R (revised), “Business Combinations”. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The accounting provisions of SFAS No. 160 will be effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact, if any, this statement will have on its financial position, cash flows, or results of operations.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

On February 15, 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The Company adopted SFAS 159 on January 1, 2008. The adoption of SFAS 159 did not have a material impact on its financial position, cash flows, or results of operations.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. This statement applies in those instances where other accounting pronouncements require or permit fair value measurements and the board of directors has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The Company adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 did not have a material impact on its financial position, cash flows, or results of operations.

Reclassifications

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 classifications. These reclassifications have no effect on reported net income.

2. Other Assets

Other assets consisted of the following:

	March 31, 2008	December 31, 2007
Capitalized software costs, net of amortization	$22,000	$38,000
Security deposits	177,000	177,000

Total other assets	$199,000	$215,000

Amortization for the capitalized software costs is computed on an individual-product basis using the straight-line method over a useful life of three years. Amortization expense related to capitalized software was approximately $16,000 and $142,000 for the three months ended March 31, 2008 and 2007, respectively. Amortization for the customer related intangible was computed using the straight-line method over a useful life of five years. Amortization expense for a customer related intangible was approximately $0 and $65,000 for the three months ended March 31, 2008 and 2007, respectively.

3. Debt

Credit Facility

On May 15, 2007, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, a California corporation (“SVB”). Pursuant to the terms of the Loan Agreement, SVB agreed to provide St. Bernard with a two year revolving line of credit equal to the lesser of (i) $4,000,000 or (ii) the amount of the “Borrowing Base”, or eligible accounts receivable, as described in the Loan Agreement. The Loan Agreement also provided for term loans up to $2,000,000 pursuant to which St. Bernard may request up to a maximum of six term loan advances, the first of which was made available after May 15, 2007,

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

in the amount of $1,000,000. The Loan Agreement further provided for letters of credit, advances in connection with SVB cash management services and a special reserve for foreign currency exchange contracts with SVB which in the aggregate may not exceed $250,000. The borrowing availability on the revolving line of credit is reduced by the amount of outstanding principal of any term loans, any outstanding letters of credit, any advances in connection with SVB cash management services and the amount of the reserve for foreign currency exchange contracts with SVB and is subject to the other terms and conditions described in the Loan Agreement. Advances under the revolving line of credit and the term loans accrue interest at a per annum rate equal to 2% above the greater of (i) SVB’s announced prime rate or (ii) 7.50%.

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

In connection with the execution of the Loan Agreement, St. Bernard issued warrants to SVB on May 16, 2007, which allows SVB to purchase up to 100,000 shares of St. Bernard common stock at an exercise price of $1.60 per share. The warrants expire on the fifth anniversary of the warrant’s issue date. Accordingly, the Company recorded debt issue costs in the amount of $91,000, based on the estimated fair value allocated to the warrants using the following assumptions; 73.56% volatility, risk free interest rate of 4.71%, an expected life of five years and no dividends. Amortization of the debt issuance costs, which is being recorded as interest expense, for the three months ended March 31, 2008 was approximately $29,000. Furthermore, St. Bernard has agreed to grant SVB certain piggyback registration rights with respect to the shares of common stock underlying the warrants. As of March 31, 2008, the balance on the line of credit with SVB was $1.6 million.

On January 25, 2008, St. Bernard entered into an Amendment to the Loan and Security Agreement (the “Loan Amendment”) with SVB, amending the Loan and Security Agreement entered into between St. Bernard and SVB on May 15, 2007. Pursuant to the terms of the Loan Amendment, among other things, SVB (i) refinanced the existing term loan with the proceeds of an advance under the revolving line of credit (and terminated the term loan facility), (ii) reduced the revolving line of credit it will provide to St. Bernard to an amount not to exceed $2,000,000, (iii) increased the interest rate on the revolving line of credit to 3% (from 2%) over the greater of the prime rate or 7.5%, (iv) modified the tangible net worth covenant, and (v) took a security interest in St. Bernard’s intellectual property. At March 31, 2008, the effective interest rate was 10.5%. At March 31, 2008 the Company was in compliance with the above stated covenants and restrictions.

In connection with the execution of the Loan Amendment, St. Bernard issued warrants to SVB on January 25, 2008, which allows SVB to purchase up to 140,350 shares of St. Bernard common stock at an exercise price of $0.57 per share. The warrants expire on the seventh anniversary of the issue date of the warrants. Accordingly, the Company recorded debt issue costs in the amount of $58,000, based on the estimated fair value allocated to the warrants using the following assumptions; 75.35% volatility, risk free interest rate of 3.61%, an expected life of seven years and no dividends. Amortization of the debt issuance costs for three months ended March 31, 2008, which is being recorded as interest expense, was approximately $7,000. Furthermore, St. Bernard has agreed to grant SVB certain piggyback registration rights with respect to the shares of common stock underlying the warrants.

Bridge Loan

On January 25, 2008, St. Bernard Software, Inc. entered into a Loan Agreement (the “Agility Loan Agreement”) with Agility Capital, LLC (“Agility”). Pursuant to the terms of the Agility Loan Agreement, Agility provided St. Bernard with a non-revolving

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Additionally, the Agility Loan Agreement contains customary events of default including the following: nonpayment of principal or interest; the violation of an Agility Loan Agreement covenant; the occurrence of a material adverse change; the attachment of any portion of St. Bernard’s assets; insolvency; material misrepresentations by St. Bernard; and the default by St. Bernard under any other loan agreement. Upon the occurrence of an event of default by St. Bernard, the applicable interest rate shall become 5% above the rate that would otherwise be applicable and certain fees become payable. At March 31, 2008 the Company was in compliance with the above stated covenants and restrictions.

In connection with the execution of the Agility Loan Agreement, St. Bernard issued warrants to Agility (the “Agility Warrants”), which allows Agility to purchase up to 460,526 shares of St. Bernard common stock at an exercise price equal to $0.57 per share. The Agility Warrants expire on the seventh anniversary of their issue date. The Company estimated the fair value of the warrants to be $189,000 using the following assumptions; 75.35% volatility, risk free interest rate of 3.61%, an expected life of seven years and no dividends. In accordance with Accounting Principles Board Opinion No. 14, the relative fair value of the warrants, estimated to be approximately $151,000, was record as debt discount. Amortization of the debt discount for three months ended March 31, 2008, which is being recorded as interest expense, was approximately $25,000. The Agility Warrants contains anti-dilution protection in the event of a debt or equity financing, with respect to the exercise price and number of shares. Furthermore, St. Bernard granted Agility piggyback registration rights with respect to the shares of common stock underlying the Agility Warrants. As of March 31, 2008, the balance on the bridge loan with Agility was approximately $725,000.

If St. Bernard ceases to do business or is dissolved or liquidated before payment in full of the Loan, it may owe Agility an exit fee equal to the greater of $250,000 or the amount Agility would have been entitled to receive had Agility exercised the Agility Warrants immediately before such transaction.

4. Stockholders’ Deficit

Warrants

As of March 31, 2008 and December 31, 2007, a total of 9,350,980 and 8,750,104 shares of common stock, respectively, were reserved for issuance for the exercise of warrants at exercise prices of $0.57, $1.60, $1.85, $2.98, and $5.00 per share. During the quarter ended March 31, 2008, warrants to purchase an aggregate of 600,876 shares of common stock at an exercise price of $0.57 per share were granted and there were no warrants that were exercised or expired.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Related Party Transactions

During 2007, a stockholder and former member of the Board of Directors provided legal services to the Company in the ordinary course of business. Billings for such services totaled approximately $0 and $622,000 for the three months ended March 31, 2008 and 2007, respectively. Amounts due at March 31, 2008 and December 31, 2007 were approximately $0 and $400,000, respectively. The Company settled the amounts due with this related party for approximately $179,000 resulting in a gain of $246,000 during the three months ended March 31, 2008. The amount due before the settlement was approximately $425,000.

The Company previously occupied office space provided by an affiliate of certain officers and directors of the Company. The Company paid this affiliate $7,500 per month to lease 2,000 square feet of office space in Amsterdam. The lease was terminated on February 15, 2008.

6. Commitment and Contingencies

Litigation

In the normal course of business, the Company is occasionally named as a defendant in various lawsuits. On March 14, 2007, a stockholder filed an action against the Company seeking money damages in the San Diego Superior Court for the County of San Diego, asserting claims of intentional misrepresentation, negligent misrepresentation, fraudulent concealment, and negligence. The Company has appealed the Superior Court's denial of its motion to compel arbitration, which is currently pending. The Company intends to vigorously defend its interests in this matter and expects that the resolution of this matter will not have a material adverse effect on its business, financial condition, results of operations, or cash flows. However, due to the uncertainties in litigation, no assurance can be given as to the outcome of these proceedings.

7. Concentrations

Sales and revenue

The Company considers itself to operate within one business segment, Secure Content Management (“SCM”). For the three months ended March 31, 2008 and 2007, approximately 95% and 91%, respectively, of the Company’s revenue was in North America, the remaining 5% and 9%, respectively, were disbursed over the rest of the world.

8. Gain on the Sale of Assets

On January 29, 2007, pursuant to the terms of an Asset Sale and License Agreement signed and effective as of January 4, 2007, by and between the Company and Shavlik Technologies, LLC (“Shavlik”), St. Bernard assigned and sold to Shavlik St. Bernard’s UpdateEXPERT and UpdateEXPERT Premium software applications and related customer and end user license agreements, software, programming interfaces and other intellectual property rights and contracts for an aggregate purchase price of $1.2 million plus 45% of any maintenance renewal fees collected by Shavlik in excess of $1.2 million for renewals invoiced by Shavlik between February 1, 2007 and January 31, 2008 (the “Asset Sale”). As a result of the sale, the Company realized a gain of approximately $70,000 during the three months ended March 31, 2008, due to the excess renewal fees collected by Shavlik.

On August 14, 2007, pursuant to the terms of a Purchase Agreement signed and effective as of August 13, 2007 , by and between the Company and EVault, Inc., a wholly owned subsidiary of Seagate Technology, Inc., (“EVault”), St. Bernard assigned and sold to EVault St. Bernard’s Open File Manager (the “Product”) software applications, which include all of the rights, title, and interest worldwide of St. Bernard in and to (i) the Product, (ii) the assumed contracts, (iii) the St. Bernard Materials (as defined in the agreement), (iv) all St. Bernard Intellectual Property Rights, (v) all claims of St. Bernard against third parties relating to the Purchased Assets, whether choate or inchoate, known or unknown, contingent or noncontingent, (vi) all data and information that is collected from, or on behalf of, customers of St. Bernard who are party to the assumed contracts (the “Customer Base”), the OEM Partners and any Lead, including to the extent that receipt of such information would not violate any applicable Law, (vii) all routing and billing information and components used in connection with the Assumed Contracts, and (viii) all other tangible or intangible assets of St. Bernard used in the Business and necessary for the operation or use of the Product for an aggregate purchase price of $6.9 million. During the three months ended March 31, 2008, the Company realized a gain of $250,000 as payment of the first part of the “Holdback Amount” by EVault in satisfaction of Article 8 of the signed agreement between EVault and St. Bernard Software.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements concerning our anticipated future revenues and earnings, adequacy of future cash flow, and related matters. These forward-looking statements include, but are not limited to, statements or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “would” and similar expressions, and the negative thereof. Forward-looking statements are not guarantees of performance. We assume no obligation to update any such forward-looking statements, and these statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. For a summary of such risks and uncertainties, please see Risk Factors located in our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 20, 2008.

OVERVIEW

Our Business

We design, develop, and market Secure Content Management, SCM, and policy compliance solutions to small, medium, and enterprise class customers. These SCM solutions enable our customers to efficiently filter and manage their employee usage policy for the internet, e-mail and instant messaging, or IM. We also provide an on-demand archiving solution for internet usage, e-mail and IM that supports our customers policy requirements for message retention and discovery. Our solutions are delivered as appliances and as on-demand software as a service, or SaaS.

Our customers include more than 5,000 business, education, and government institutions. Our customers purchase our solutions directly from us, through our 1-tier and 2-tier reseller network, and through OEMs. Appliance purchases consist of an initial hardware purchase and software subscription, with recurring fees for data and maintenance. SaaS purchases consist of a single or multi-year subscription to the hosted services. Our primary customers are IT managers, directors, and administrators.

We invested significantly in research and development activities and for the three months ended March 31, 2008 and 2007 we spent $0.8 million and $1.9 million, respectively, on research and development. Our research and development efforts have been focused on network based secure content management solutions and expanding our product portfolio into new delivery models, such as SaaS, and additional secure content management markets, such as messaging security.

Our Strategy

During the quarter ended December 31, 2006, we announced a strategy that focused on the SCM market. We implemented a significant transformation that includes the divestiture of two legacy product lines, capacity expansion of our LivePrism SaaS business, and numerous cost reduction initiatives to deliver this strategy. With most of the planned transformation complete, we announced in October 2007 our intent to deliver a “hybrid” secure content management product family during the first half of 2008. We believe that this “hybrid” product strategy will differentiate the Company and enable us to grow faster than our competition. We have also started to realign our sales and marketing efforts to allow us to better serve medium-sized and enterprise class customers in conjunction with the above mentioned product strategy. As we move through 2008, we intend to finalize the Company’s transformation and continue to expand our product portfolio to create additional leverage across our customer base.

Our Business Growth

We have historically grown on our internal organic growth and through acquisitions. On October 26, 2005 we entered into a merger agreement with Sand Hill IT Security Acquisition Corp., (“Sand Hill” or “Parent”), a publicly held Delaware corporation. On July 27, 2006 stockholders of Sand Hill voted to approve the merger agreement and the transactions set forth therein in which we became the Parent’s wholly-owned subsidiary. Sand Hill then changed its name to St. Bernard Software, Inc.

The shares of common stock held by the former stockholders of the private company in the merger were converted into a total of 9,733,771 shares of our stock, or approximately 69.2% of our outstanding common stock following the merger.

Upon consummation of the merger, approximately $22.3 million was released from a trust to be used by the combined company. With respect to the business combination, any public stockholder who voted against the merger could demand that we redeem their shares. The per share redemption price was equal to $5.40 per share. After payments of redeemed shares of approximately $4.2 million and costs related to the merger of approximately $1.3 million the net proceeds received by us were approximately $16.8 million. The costs incurred in connection with the merger were reflected as a reduction to the proceeds as of the effective date of the merger.

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

Effective October 17, 2006, we acquired AgaveOne, Inc., a Nevada corporation doing business as Singlefin. Singlefin provided on-demand security and business services to small and medium sized companies, including email filtering, web filtering and instant messaging management as a hosted or on demand service. In connection with the Singlefin acquisition, we paid Singlefin stockholders and option holders $0.47 million in cash, issued 471,288 shares of common stock and assumed certain stock options granted by Singlefin and converted them into options to acquire 47,423 shares of our common stock. We also satisfied $5.5 million in Singlefin indebtedness and certain Singlefin employees received bonuses totaling $0.25 million. The aggregate value of the transaction initially recorded was approximately $8.0 million. During 2007, 66,667 shares, valued at $250,000, issued in conjunction with the purchase were cancelled as a result of indemnification claims.

Our Financial Results

We reported revenues of $3.9 million for the three months ended March 31, 2008 compared to $5.4 million in the same period in 2007, a decrease of 27.8%; a net loss for the three months ended March 31, 2008 of $0.4 million, compared to a net loss of $0.9 million in the same period in 2007; net basic and diluted loss per share for the three months ended March 31, 2008 was $0.03, compared to $0.06 reported in the same in 2007. The decrease in the basic and diluted loss per share was primarily attributable to a decrease in operating expenses of $4.5 million, offset by a quarter over quarter decrease in the gain on the sale of assets for the three months ended March 31, 2008 as compared to the same period in 2007.

Cash used in operations for the three months ended March 31, 2008 was $1.4 million compared to cash used during the three months ended March 31, 2007 of $4.6 million. The net decrease in use of cash was due primarily to lower operating losses, offset by changes in our operating asset and liability accounts.

We utilize cash in ways that management believes provide an optimal return on investment. Principal uses of our cash for investing and financing activities include new product development and purchases of property and equipment.

On May 15, 2007, we established a line of credit with SVB, terminating our line of credit with Camel Financial. On January 25, 2008, we amended our line of credit agreement with SVB. See section titled, “Credit Facility” for the terms of the original and amended agreement with SVB. The outstanding balance on the line of credit with SVB was $1.6 million as of March 31, 2008 and December 31, 2007. In addition, we secured a bridge loan with Agility Capital, LLC for $750,000 on January 25, 2008. See section titled, “Bridge Loan” for the terms of the agreement with Agility Capital, LLC.

During the three months ended March 31, 2008, we continued to invest in product development. Our efforts have been directed toward continual improvement of our secure content management appliances and system protection products. In addition, we have developed the next generation of Hybrid Solutions and the integration of our iPrism and LivePrism products.

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

These policies and estimates and our procedures related to them are described in detail below and under specific areas within the discussion and analysis of our financial condition and results of operations. Please refer to Note 1, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements of St. Bernard for the three months ended March 31, 2008 included herein for further discussion of our accounting policies and estimates. There have been no material changes to these accounting policies during the three months ended March 31, 2008.

Revenue Recognition

For each arrangement, we make significant judgments related to revenue recognition and regarding the fair value of multiple elements contained in our arrangements, judgments regarding whether our fees are fixed or determinable and judgments regarding whether collection is probable. We also make significant judgments when accounting for potential product returns. These judgments, and their effect on revenue recognition, are discussed below.

Multiple-Element Arrangements

We typically enter into arrangements with customers that include perpetual software licenses, database subscriptions, hardware appliances, maintenance and technical support. Software licenses are on a per copy basis which give customers the right to use a single copy of licensed software. We make judgments regarding the fair value of each element in the arrangement and generally account for each element separately.

Assuming all other revenue recognition criteria are met, license, appliance, and product revenue is recognized upon delivery in accordance with Statement of Position, or SOP, 97-2 Software Revenue Recognition. Under 97-2, we have established vendor specific objective evidence, or VSOE, on each element of multiple-element arrangements using the price charged when the same element is sold separately. Undelivered elements typically include subscription, maintenance and technical support and are recognized ratably over the term.

If we cannot establish fair value for any undelivered element, we would be required to recognize revenue for the whole arrangement at the time revenue recognition criteria for the undelivered element is met using Statement of Position (SOP) No. 98-9, Modification of SOP No. 97-2, with respect to certain transactions.

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

Indirect Channel Sales

We generally recognize revenue from licensing of software products through our indirect sales channel upon sell-through or when evidence of an end-user exists. For certain types of customers, such as distributors, we recognize revenue upon receipt of a point of sales report, which is our evidence that the products have been sold through to an end-user. For resellers, we recognize revenue when we obtain evidence that an end-user exists, which is usually when the software is delivered. For licensing of our software to OEMs, royalty revenue is recognized when the OEM reports the sale of software to an end-user customer, in some instances, on a quarterly basis.

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

Product Returns and Exchanges

Our license arrangements do not typically provide customers a contractual right of return. Some of our sales programs allow customers limited product exchange rights. Management estimates potential future product returns and exchanges and reduces current period product revenue in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists”. The estimate is based on an analysis of historical returns and exchanges. Actual returns may vary from estimates if we experience a change in actual sales, returns or exchange patterns due to unanticipated changes in products or competitive or economic conditions.

Allowance for Doubtful Accounts

Management estimates potential future uncollectible accounts and recognizes expense as appropriate. The estimate is based on an analysis of historical uncollectible accounts and a review of all significant outstanding invoices. Actual bad debts may vary from estimates if we experience a change in actual sales, returns or exchange patterns due to unanticipated changes in products or competitive or economic conditions.

Impairment of Goodwill and Long-Lived Assets

In accordance with the SFAS No. 142, “Goodwill and Other Intangible Assets”, management tests our goodwill for impairment annually and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

We compare the implied fair value of our reporting unit’s goodwill to its carrying amount. If the carrying amount of our reporting unit’s goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.

Goodwill arose through business acquisitions made in 2000 and 2006. We completed the test for the goodwill that arose in 2000 during the fourth quarter of 2006, and we were not required to record an impairment loss on that goodwill. As a result of our significant underperformance relative to the expected operating results, we tested our goodwill that arose in 2006 for impairment at September 30, 2007 in accordance with SFAS No. 142. We were not required to record an impairment loss on that goodwill. Goodwill will be tested during 2008 and annually, unless events indicate that an impairment test is warranted sooner. The Company is considered one reporting unit for purposes of testing goodwill.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, management reviews our long-lived asset groups, including property and equipment and other intangibles, for impairment and whenever events indicate that their carrying amount may not be recoverable. When management determines that one or more impairment indicators are present for an asset group, we compare the carrying amount of the asset group to net future undiscounted cash flows that the asset group is expected to generate. If the carrying amount of the asset group is greater than the net future undiscounted cash flows that the asset group is expected to generate, we compare the fair value to the book value of the asset group. If the fair value is less than the book value, we would recognize an impairment loss. The impairment loss would be the excess of the carrying amount of the asset group over its fair value. As a result of our significant underperformance relative to the expected operating results and current-period operating and cash flow losses coupled with the operating history of such losses, the Company tested its intangible assets for impairment during the nine months ended September 30, 2007. Based upon the results of the test, management concluded that the intangible assets related to the acquisition of AgaveOne, Inc. were impaired during 2007. Per the analysis, the Company determined that the carrying value of the long-lived intangible assets exceeded the sum of the undiscounted cash flow, over a five year projection period, expected to result from the use and eventual disposition of the asset group. As a result, an impairment charge of $3.3 million was recorded at September 30, 2007 to write-down the intangible asset to zero.

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

Accounting for Income Taxes

We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This process requires that management estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences identified are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. Management’s judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, its interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or management’s interpretation of tax laws, and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our balance sheet and results of operations. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance, if required. As of March 31, 2008 and 2007, we fully reserved the deferred tax assets resulting in a tax expense of $0 and $4,000, respectively. The deferred tax assets include net operating losses and may be subject to significant annual limitation under certain provisions of the Internal Revenue Code of 1986, as amended. Management’s determination of the valuation allowance is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income and the relative proportion of revenue and income before taxes in the various domestic and international jurisdictions in which we operate.

The Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 effective January 2007. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. There was no interest and penalties recorded for the three months ended March 31, 2008.

Accounting for Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R (revised 2004), “Share-based Payment” (“SFAS 123R”), using the modified prospective method. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 are based upon the grant date fair value estimated in accordance with SFAS 123R.

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

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based compensation, expected stock price volatility factor, and the pre-vesting option forfeiture rate. The weighted average fair value of options granted during the three months ended March 31, 2008 and 2007 was calculated using the Black-Scholes option pricing model. The Company estimates the expected life of stock options granted based upon management’s consideration of the historical life of the options and the vesting and contractual period of the options granted. The Company estimates the expected volatility factor of its common stock based on the weighted average of the historical volatility of a publicly traded surrogate of the Company and the Company’s implied volatility from its common stock price. The Company applies its risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The Company has no history or expectation of paying any cash dividends on its common stock. Forfeitures were estimated based on historical experience.

Commitments and Contingencies

In the normal course of business, the Company is occasionally named as a defendant in various lawsuits. On March 14, 2007, a stockholder filed an action against the Company seeking money damages in the San Diego Superior Court for the County of San Diego, asserting claims of intentional misrepresentation, negligent misrepresentation, fraudulent concealment, and negligence. The Company has appealed the Superior Court's denial of its motion to compel arbitration, which is currently pending. The Company intends to vigorously defend its interests in this matter and expects that the resolution of this matter will not have a material adverse effect on its business, financial condition, results of operations, or cash flows. However, due to the uncertainties in litigation, no assurance can be given as to the outcome of these proceedings.

Results of Operations of St. Bernard

Comparisons of the Three Months Ended March 31, 2008 and 2007 (in millions, except percentages)

Revenues

	For the Three Months Ended March 31,
	2008	2007	% Change
Total revenues	$3.9	$5.4	(27.8)%

Revenues decreased $1.5 million for the three months ended March 31, 2008 as compared to the comparable period in 2007 primarily due to an increase of $0.3 million in our core product line revenue, which includes iPrism, offset by a decrease of $1.7 million in our UpdateEXPERT and Open File Manager revenue. We sold the UpdateEXPERT product line to Shavlik Technologies in January 2007, and we sold the Open File Manager product line to EVault, Inc. in August 2007. See discussion of changes in net license revenue, net appliance revenue, and net subscriptions below.

Subscription Revenues

	For the Three Months Ended March 31,
	2008	2007	% Change
Subscription revenues	$3.3	$3.8	(13.2)%
As a percentage of revenues	84.6%	70.4%

For the three months ended March 31, 2008, our subscription revenues decreased $0.5 million over the same period in 2007 due primarily to the sale of UpdateEXPERT to Shavlik Technologies in January 2007 and the sale of Open File Manager to EVault in August 2007. The net decrease was comprised of a $0.5 million increase in our core product lines, which includes iPrism, offset by a $1.0 million decrease in the UpdateEXPERT and Open File Manager subscription revenues. We expect our subscription revenues to increase in future periods through increases to our customer base and exploring opportunities to increase our core business lines. The subscription renewal rates for our products traditionally range from 75% to 95%.

Appliance Revenues

	For the Three Months Ended March 31,
	2008	2007	% Change
Appliance revenues	$0.6	$0.7	(14.3)%
As a percentage of revenues	15.4%	13.0%

For the three months ended March 31, 2008, appliance hardware sales decreased $0.1 million as compared to the same period in 2007. Total units shipped for the three months ended March 31, 2008 were 529 compared with 607 for the same period in 2007. We expect appliance revenue to increase in future periods due to the increased efforts of our sales team to upsell our customers to our new h-series appliances, which are designed to enhance the iPrism web filtering capabilities.

License Revenues

	For the Three Months Ended March 31,
	2008	2007	% Change
License revenues	$0.0	$0.9	(100.0)%
As a percentage of revenues	0.0%	16.7%

For the three months ended March 31, 2008 our net license revenues decreased $0.9 million as compared to the same period in 2007 due primarily to a decrease in UpdateEXPERT and Open File Manager license revenue. We sold the UpdateEXPERT product line to Shavlik Technologies in January 2007, and we sold the Open File Manager product line to EVault, Inc. in August 2007. We do not expect significant license revenue in future periods due to the sale of the two products lines.

Cost of Revenues

	For the Three Months Ended March 31,
	2008	2007	% Change
Total cost of revenues	$1.0	$1.7	(41.2)%
Gross margin percent	74.4%	68.5%

Cost of revenues consist primarily of the cost of contract manufactured hardware, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Cost of revenues decreased $0.7 million for the three months ended March 31, 2008 compared to the same period in 2007. Gross margin increased 5.9% for the three months ended March 31, 2008 compared to the same period in 2007, primarily due to a decrease in appliance hardware costs and the costs associated with subscription revenue, which includes direct subscription costs and payroll costs for the technical operations group that maintains the various databases and the technical support group.

Cost of Subscription Revenues

	For the Three Months Ended March 31,
	2008	2007	% Change
Total cost of subscription revenues	$0.6	$1.1	(45.5)%
Gross margin percent	81.8%	71.1%

The cost of subscription revenues includes the technical operations group that maintains the various databases and the technical support group, which include direct subscription costs and payroll related costs for our subscription products. Due to the sale of UpdateEXPERT and Open File Manager in January and August 2007, respectively, costs related to these two product lines were non-existent for the three months ended March 31, 2008. In addition, payroll and other direct expenses related to LivePrism, a subscription only product which was launched in the first quarter of 2007, decreased in the three months ended March 31, 2008 as compared to the same period in 2007.

Cost of Appliance Revenues

	For the Three Months Ended March 31,
	2008	2007	% Change
Total cost of appliance revenues	$0.4	$0.6	(33.3)%
Gross margin percent	33.3%	14.3%

The cost of appliance revenues includes contract manufactured equipment, packaging and freight. The cost of hardware for the three months ended March 31, 2008 decreased $0.2 million from the same period in 2007. The decrease in costs and the 19.0% increase in gross margin percentage for three months ended March 31, 2008, as compared to the same period in 2007, can be attributed to a decrease in the net number of outstanding customer-service replacement units, the decrease of 78 fewer appliances units shipped, and a decrease in the costs of freight.

Sales and Marketing

	For the Three Months Ended March 31,
	2008	2007	% Change
Total sales and marketing	$1.8	$4.1	(56.1)%
As a percentage of revenues	46.2%	75.9%

Sales and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the three months ended March 31, 2008, the sales and marketing expenses decreased 56.1%, or $2.3 million, over the same period in 2007. The decrease was attributable to our cost reduction efforts and the closure of our sales offices in Europe during the fourth quarter of 2007. The most significant decreases include compensation and consulting expenses of $1.4 million and advertising expenses of $0.7 million. We continue to anticipate a sizable decrease in sales and marketing expenses in future periods as a result of our cost reduction efforts.

Research and Development

	For the Three Months Ended March 31,
	2008	2007	% Change
Total research and development	$0.8	$1.9	(58.0)%
As a percentage of revenues	20.5%	35.2%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The decrease of $1.1 million for the three months ended March 31, 2008 compared to the same period in 2007 was primarily the result of a decrease in compensation expenses related to Company layoffs and the sale of UpdateExpert and Open File Manager. In total, there were 56 fewer employees from March 31, 2008 versus the same period in 2007. Management believes that a significant investment in research and development is required to remain competitive and we expect to continue to invest in research and development activities.

We believe that the present level of research and development costs during the first quarter of 2008 will be sufficient in the future to keep our existing products competitive, however, additional development staff and other development resources will be required if a new product development effort is undertaken.

General and Administrative

	For the Three Months Ended March 31,
	2008	2007	% Change
Total general and administrative	$1.2	$2.4	(50.0)%
As a percentage of revenues	30.8%	44.4%

General and administrative expenses, which consist primarily of salaries, related benefits, and fees for professional services, such as legal and accounting services, decreased $1.2 million for the three months ended March 31, 2008, compared to the same period in 2007, due to our extensive cost cutting efforts. The most significant decreases in the first quarter of 2008 included compensation expense of $0.5 million, SFAS 123R expenses of $0.2 million, and accounting, legal, and insurance costs of $0.3 million.

Interest and Other Income, Net

	For the Three Months Ended March 31,
	2008	2007	% Change
Total interest and other income, net	$0.1	$0.0	100.0%
As a percentage of revenues	2.6%	0.0%

Interest and other income, net, includes interest expense, interest income, and other income. The increase for the three months ended March 31, 2008 over the same period in 2007 was due to the gain on the settlement of trade payables and an increase in interest expense.

Gain on Sale of Assets

	For the Three Months Ended March 31,
	2008	2007	% Change
Gain on sale of assets	$0.3	$3.7	(91.9)%
As a percentage of revenues	7.7%	68.5%

The gain on the sale of assets for the three months ended March 31, 2008 was approximately $0.3 million as compared to $3.7 million for the same period in 2007. During the first and third quarter of fiscal year 2007, the Company sold its UpdateExpert product line to Shavlik and Open File Manager product line to EVault and recognized a gain of approximately $ 3.6 million and $7.9 million, respectively. The gain for the three months ended March 31, 2008 consisted of a gain from the excess renewal fees collected by Shavlik and from the release of the first half of funds from an indemnification from EVault.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The accounting provisions of SFAS 161 will be effective for the Company beginning January 1, 2009. The Company does not anticipate that this statement will have a material impact on its financial position, cash flows, or results of operations.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The accounting provisions of SFAS 160 will be effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact, if any, this statement will have on its financial position, cash flows, or results of operations.

In December 2007, FASB issued SFAS No. 141R (revised), “Business Combinations”. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The accounting provisions of SFAS No. 160 will be effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact, if any, this statement will have on its financial position, cash flows, or results of operations.

On February 15, 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The Company adopted SFAS 159 on January 1, 2008. The adoption of SFAS 159 did not have a material impact on its financial position, cash flows, or results of operations.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. This statement applies in those instances where other accounting pronouncements require or permit fair value measurements and the board of directors has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. The Company adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 did not have a material impact on its financial position, cash flows, or results of operations.

Liquidity and Capital Resources

Cash Flows

Our largest source of operating cash flows is cash collections from our customers for purchases of products, subscription, maintenance and technical support. Our standard payment terms for both license and support invoices are net 30 days from the date of invoice. The recurring revenue subscription portion of our business is a mainstay of the cash flow we generate. Our primary uses of cash for operating activities include personnel and facilities, related expenditures and technology costs, as well as costs associated with outside support and services.

Cash used in operations for the three months ended March 31, 2008 was $1.4 million compared to cash used during the three months ended March 31, 2007 of $4.6 million. The net decrease in use of cash was due primarily to lower operating losses, offset by changes in our operating asset and liability accounts.

Cash flows provided by investing activities for the three months ended March 31, 2008 and 2007 was $0.3 million and $1.0 million, respectively. The cash provided by investing activities as of March 31, 2008 was from the $250,000 payment of the first part of the “Holdback Amount” by EVault in satisfaction of the signed agreement between EVault and the Company for the sale of the Open File Manager product line.

Cash flows provided by financing activities for the three months ended March 31, 2008 was $0.6 million compared to the cash used of $62,000 for the three months ended March 31, 2007. The cash provided by financing activities in the first quarter of 2008 was primarily from the net increase in short-term borrowings.

As a result of the activity noted above, the net decrease in cash and cash equivalents was $0.5 million for the three months ended March 31, 2008 as compared to a net decrease in cash of approximately $3.7 million for the comparable period in 2007.

Credit Facility

During the first quarter of 2007, the Company had a $1,250,000 line of credit with a finance company that automatically renewed every six months. The line of credit provided for advances of up to 80% of eligible accounts receivable. Interest was payable monthly at 1.5% per month (18% per annum).

On May 15, 2007, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank, a California corporation (“SVB”). Pursuant to the terms of the Loan Agreement, SVB agreed to provide St. Bernard with a two year revolving line of credit equal to the lesser of (i) $4,000,000 or (ii) the amount of the “Borrowing Base”, or eligible accounts receivable, as described in the Loan Agreement. The Loan Agreement also provided for term loans up to $2,000,000 pursuant to which St. Bernard may request up to a maximum of six term loan advances, the first of which was made available after May 15, 2007, in the amount of $1,000,000. The Loan Agreement further provided for letters of credit, advances in connection with SVB cash management services and a special reserve for foreign currency exchange contracts with SVB which in the aggregate may not exceed $250,000. The borrowing availability on the revolving line of credit is reduced by the amount of outstanding principal of any term loans, any outstanding letters of credit, any advances in connection with SVB cash management services and the amount of the reserve for foreign currency exchange contracts with SVB and is subject to the other terms and conditions described in the Loan Agreement. Advances under the revolving line of credit and the term loans accrue interest at a per annum rate equal to 2% above the greater of (i) SVB’s announced prime rate or (ii) 7.50%.

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

In connection with the execution of the Loan Agreement, St. Bernard issued warrants to SVB on May 16, 2007, which allows SVB to purchase up to 100,000 shares of St. Bernard common stock at an exercise price of $1.60 per share. The warrants expire on the fifth anniversary of the warrant’s issue date. Accordingly, the Company recorded debt issue costs in the amount of $91,000, based on the estimated fair value allocated to the warrants using the following assumptions; 73.56% volatility, risk free interest rate of 4.71%, an expected life of five years and no dividends. Amortization of the debt issuance costs, which is being recorded as interest expense, for the three months ended March 31, 2008 was approximately $29,000. Furthermore, St. Bernard has agreed to grant SVB certain piggyback registration rights with respect to the shares of common stock underlying the warrants. As of March 31, 2008, the balance on the line of credit with SVB was $1.6 million.

On January 25, 2008, St. Bernard entered into an Amendment to the Loan and Security Agreement (the “Loan Amendment”) with SVB, amending the Loan and Security Agreement entered into between St. Bernard and SVB on May 15, 2007. Pursuant to the terms of the Loan Amendment, among other things, SVB (i) refinanced the existing term loan with the proceeds of an advance under the revolving line of credit (and terminated the term loan facility), (ii) reduced the revolving line of credit it will provide to St. Bernard to an amount not to exceed $2,000,000, (iii) increased the interest rate on the revolving line of credit to 3% (from 2%) over the greater of the prime rate or 7.5%, (iv) modified the tangible net worth covenant, and (v) took a security interest in St. Bernard’s intellectual property. At March 31, 2008, the effective interest rate was 10.5%. At March 31, 2008 the Company was in compliance with the above stated covenants and restrictions.

In connection with the execution of the Loan Amendment, St. Bernard issued warrants to SVB on January 25, 2008, which allows SVB to purchase up to 140,350 shares of St. Bernard common stock at an exercise price of $0.57 per share. The warrants expire on the seventh anniversary of the issue date of the warrants. Accordingly, the Company recorded debt issue costs in the amount of $58,000, based on the estimated fair value allocated to the warrants using the following assumptions; 75.35% volatility, risk free interest rate of 3.61%, an expected life of seven years and no dividends. Amortization of the debt issuance costs for three months ended March 31, 2008, which is being recorded as interest expense, was approximately $7,000. Furthermore, St. Bernard has agreed to grant SVB certain piggyback registration rights with respect to the shares of common stock underlying the warrants.

Bridge Loan

On January 25, 2008, St. Bernard Software, Inc. entered into a Loan Agreement (the “Agility Loan Agreement”) with Agility Capital, LLC (“Agility”). Pursuant to the terms of the Agility Loan Agreement, Agility provided St. Bernard with a non-revolving term loan in the amount of $750,000, at a 15% fixed interest rate (the “Loan”). Beginning March 1, 2008, and on the first day of each month thereafter until July 1, 2008, St. Bernard is required to pay to Agility $25,000 plus accrued but unpaid interest. Beginning July 1, 2008, and on the first day of each month thereafter, St. Bernard is required to pay Agility $50,000 plus accrued interest. The Loan will mature on January 31, 2009 (the “Maturity Date”). Prior to the Maturity Date, St. Bernard may prepay the Loan without penalty. Pursuant to the Agility Loan Agreement, St. Bernard must pay Agility a one-time $25,000 origination fee and a monthly collateral management fee of $750. The obligations under the Agility Loan Agreement are secured by substantially all of St. Bernard's assets. Pursuant to a Subordination Agreement between Agility and Silicon Valley Bank, the Loan and security interest held by Agility are subordinated to the loan and the security interest held by Silicon Valley Bank pursuant to that certain Loan and Security Agreement dated May 11, 2007, as amended, between Silicon Valley Bank and St. Bernard.

The Agility Loan Agreement contains customary affirmative and negative covenants and other restrictions. The affirmative covenants include, among others, the delivery of financial statements and tax returns to Agility and granting Agility access to view all of St. Bernard's accounts and upon request, such other information relating to St. Bernard's operations and conditions. St. Bernard has also agreed that without the consent of Agility, it shall refrain from activities such as engaging in a merger or acquisition or change of control, transferring assets, making investments, incurring indebtedness, paying dividends, repurchasing capital stock, or making any payments on St. Bernard's indebtedness that is subordinated to the obligations under the Agility Loan Agreement.

Additionally, the Agility Loan Agreement contains customary events of default including the following: nonpayment of principal or interest; the violation of an Agility Loan Agreement covenant; the occurrence of a material adverse change; the attachment of any portion of St. Bernard's assets; insolvency; material misrepresentations by St. Bernard; and the default by St. Bernard under any other loan agreement. Upon the occurrence of an event of default by St. Bernard, the applicable interest rate shall become 5% above the rate that would otherwise be applicable and certain fees become payable. At March 31, 2008 the Company was in compliance with the above stated covenants and restrictions.

In connection with the execution of the Agility Loan Agreement, St. Bernard issued warrants to Agility (the “Agility Warrants”), which allows Agility to purchase up to 460,526 shares of St. Bernard common stock at an exercise price equal to $0.57 per share. The Agility Warrants expire on the seventh anniversary of their issue date. The Company estimated the fair value of the warrants to be $189,000 using the following assumptions; 75.35% volatility, risk free interest rate of 3.61%, an expected life of seven years and no dividends. In accordance with Accounting Principles Board Opinion No. 14, the relative fair value of the warrants, estimated to be approximately $151,000, was record as debt discount. Amortization of the debt discount for three months ended March 31, 2008, which is being recorded as interest expense, was approximately $25,000. The Agility Warrants contains anti-dilution protection in the event of a debt or equity financing, with respect to the exercise price and number of shares. Furthermore, St. Bernard granted Agility piggyback registration rights with respect to the shares of common stock underlying the Agility Warrants. As of March 31, 2008, the balance on the bridge loan with Agility was approximately $725,000.

If St. Bernard ceases to do business or is dissolved or liquidated before payment in full of the Loan, it may owe Agility an exit fee equal to the greater of $250,000 or the amount Agility would have been entitled to receive had Agility exercised the Agility Warrants immediately before such transaction.

Losses from Operations – Liquidity

As of March 31, 2008, the Company had $0.8 million of cash and cash equivalents and a working capital deficit of $11.2 million. Operating losses for the three months ended March 31, 2008 and 2007 were $0.8 million and $4.6 million, respectively. The Company reported a realized gain of $0.3 million from the release of the first half of funds from an indemnification escrow as a result of the sale of the Open File Manager line in the third quarter of 2007. The Company had a net loss of $0.4 million for the three months ended March 31, 2008.

At March 31, 2008, our current liabilities exceeded our current assets by approximately $11.2 million and we had a stockholders’ deficit of approximately $8.1 million. Our expenses consist primarily of expenses that can be modified to meet our operating needs should management deem that changes are necessary. In addition, approximately $9.6 million of our current liability balance at March 31, 2008 consists of deferred revenues, which represents amounts that will be amortized into revenue as they are earned.

The Company has a history of losses and has not been able to achieve profitability. The cumulative net loss was approximately $47.6 million and $47.2 million as of March 31, 2008 and December 31, 2007, respectively. During the fourth quarter of 2007 and the first quarter of 2008, the Company made substantial changes to the cost structure of its business. These changes included the closure of its sales and marketing offices within Europe, reducing headcount to be in line with the current size of its business, renegotiating vendor contracts, and refocusing its marketing strategy around its core business. In addition to the changes described above, the Company also amended its line of credit with SVB and entered into a bridge financing agreement with Agility Capital, LLC in January 2008 for the amount of $750,000 with monthly payments commencing on March 1, 2008 and the balance maturing on January 31, 2009.

The Company believes that its existing cash resources, combined with projected billings/revenues for 2008, cost reductions implemented in the fourth quarter of 2007 and the first quarter of 2008, and its line of credit and bridge financing completed in the first quarter of 2008, will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected revenue will be achieved or the improvement in operating results will occur. In the event cash flow from operations is not sufficient, the Company may require additional sources of financing in order to maintain its current operations. These additional sources of financing may include public or private offerings of equity or debt securities. Whereas management believes it will have access to these financing sources, no assurance can be given that such additional sources of financing will be available on acceptable terms, on a timely basis, or at all.

Off-Balance Sheet Arrangements

Except for the commitments arising from our operating lease arrangements, we have no other off-balance sheet arrangements that are reasonably likely to have a material effect on our financial statements.

Employee Stock Purchase Plan

The Company’s ESPP was adopted by our board of directors in December 2006, and approved by our shareholders in June 2007 at the annual shareholders’ meeting. The ESPP provides a means by which employees of the Company (and any parent or subsidiary of the Company designated by the Board of Directors to participate in the ESPP) may be given an opportunity to purchase Common

Stock of the Company at semi-annual intervals through payroll deductions and to assist the Company in retaining the services of its employees, to secure and retain the services of new employees, and to provide incentives for such persons to exert maximum efforts for the success of the Company. The Company has 400,000 shares that have been initially reserved for issuance pursuant to purchase rights under the ESPP. A participant may contribute up to 15% of his or her compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on the purchase date, which is the last trading day of the offering period. The purchase price per share will be equal to 85% of the fair market value per share on the start date of the offering period in which the participant is enrolled or, if lower, 85% of the fair market value per share on the purchase date. In addition, the number of shares available for issuance under the ESPP may be increased annually on the first day of each Company fiscal year, beginning in 2008 and ending in (and including) 2016, by an amount equal to the least of: (i) the difference between four hundred thousand (400,000) and the number of shares remaining authorized for issuance after the last purchase of shares, (ii) four hundred thousand (400,000) shares of Common Stock, or (iii) an amount determined by the Board of Directors or a committee of the Board of Directors appointed to administer the ESPP. If rights granted under the ESPP expire, lapse or otherwise terminate without being exercised, the shares of Common Stock not purchased under such rights again become available for issuance under the ESPP.

For the offering period of July 1, 2007 to December 31, 2007, approximately $6,000 was withheld from employee earnings for the stock purchases of 12,315 shares of Common Stock on January 2, 2008. As of March 31, 2008, approximately $8,000 has been withheld from employee earnings for stock purchases of Common Stock under the ESPP for the offering period of January 1, 2008 to June 30, 2008. Compensation expense was immaterial for the three months ended March 31, 2008.

Asset Sale/Purchase and License Agreements

On January 29, 2007, pursuant to the terms of an Asset Sale and License Agreement signed and effective as of January 4, 2007, by and between the Company and Shavlik Technologies, LLC (“Shavlik”), St. Bernard assigned and sold to Shavlik St. Bernard’s UpdateEXPERT and UpdateEXPERT Premium software applications and related customer and end user license agreements, software, programming interfaces and other intellectual property rights and contracts for an aggregate purchase price of $1.2 million plus 45% of any maintenance renewal fees collected by Shavlik in excess of $1.2 million for renewals invoiced by Shavlik between February 1, 2007 and January 31, 2008 (the “Asset Sale”). As a result of the sale, the Company realized a gain of approximately $70,000 during the three months ended March 31, 2008 due to the excess renewal fees collected by Shavlik.

On August 14, 2007, pursuant to the terms of a Purchase Agreement signed and effective as of August 13, 2007 , by and between the Company and EVault, Inc., a wholly owned subsidiary of Seagate Technology, Inc., (“EVault”), St. Bernard assigned and sold to EVault St. Bernard’s Open File Manager (the “Product”) software applications, which include all of the rights, title, and interest worldwide of St. Bernard in and to (i) the Product, (ii) the Assumed Contracts, (iii) the St. Bernard Materials, (iv) all St. Bernard Intellectual Property Rights, (v) all claims of St. Bernard against third parties relating to the Purchased Assets, whether choate or inchoate, known or unknown, contingent or noncontingent, (vi) all data and information that is collected from, or on behalf of, customers of St. Bernard who are party to the Assumed Contracts (the “Customer Base”), the OEM Partners and any Lead, including to the extent that receipt of such information would not violate any applicable Law, (vii) all routing and billing information and components used in connection with the Assumed Contracts, and (viii) all other tangible or intangible assets of St. Bernard used in the Business and necessary for the operation or use of the Product for an aggregate purchase price of $6.9 million. During the three months ended March 31, 2008, the Company realized a gain of $250,000 as payment of the first part of the “Holdback Amount” by EVault in satisfaction of Article 8 of the signed agreement between EVault and St. Bernard Software.

Forward-Looking Statements

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to predict accurately or over which we have no control.

Certain statements contained in this report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this interim report could differ materially from those stated in such forward-looking statements due to various factors, including but not limited to, the fact that we derive a majority of our license revenue from sales of a few product lines, our ability to manage our direct sales and OEM distribution channels effectively, our ability to successfully promote awareness of the need for our products and of our brand, risks associated with the IT security industry and those other risks and uncertainties detailed in filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q. In addition to those risks is the risk that we may not be successful in our efforts to integrate acquisitions. Our failure to manage risks associated with acquisitions could harm the business. A component of our business strategy is to enter new markets and to expand our presence in existing markets by acquiring complementary technologies that allow us to increase our product offerings, augment our distribution channels, expand our market opportunities or broaden our customer base. For example, we acquired Singlefin in October 2006. Acquisitions involve a number of risks, including:

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

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4(T).	Controls and Procedures

Evaluation of Disclosure Controls

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (and Acting Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q and subject to the foregoing, our Chief Executive Officer (and Acting Chief Financial Officer) has concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of business, the Company is occasionally named as a defendant in various lawsuits. On March 14, 2007, a stockholder filed an action against the Company seeking money damages in the San Diego Superior Court for the County of San Diego, asserting claims of intentional misrepresentation, negligent misrepresentation, fraudulent concealment, and negligence. The Company has appealed the Superior Court's denial of its motion to compel arbitration, which is currently pending. The Company intends to vigorously defend its interests in this matter and expects that the resolution of this matter will not have a material adverse effect on its business, financial condition, results of operations, or cash flows. However, due to the uncertainties in litigation, no assurance can be given as to the outcome of these proceedings.

Item 1A.	Risk Factors

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 6.	Exhibits

2.1	Agreement and Plan of Merger dated October 26, 2005, by and among Sand Hill IT Security Acquisition Corp., Sand Hill Merger Corp. and St. Bernard Software, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

2.2	Amendment to Agreement and Plan of Merger by and among Sand Hill IT Security Acquisition Corp., Sand Hill Merger Corp. and St. Bernard Software, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

2.3	Amendment to Agreement and Plan of Merger by and among Sand Hill IT Security Acquisition Corp., Sand Hill Merger Corp. and St. Bernard Software, Inc. (incorporated herein by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

2.4	Agreement and Plan of Merger and Reorganization dated as of October 3, 2006, by and among St. Bernard Software, Inc., AgaveOne Acquisition Corp., Singlefin Acquisition, LLC, AgaveOne, Inc. (d/b/a Singelfin) and Jake Jacoby (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2006).

2.5	Amendment to Agreement and Plan of Merger and Reorganization dated as of October 16, 2006, by and among St. Bernard Software, Inc., AgaveOne Acquisition Corp., Singlefin Acquisition, LLC, AgaveOne, Inc. (d/b/a Singlefin) and Jake Jacoby (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2006).

2.6	Asset Sale and License Agreement dated as of January 4, 2007, by and between St. Bernard Software, Inc. and Shavlik Technologies, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2007).

3.1	Amended and Restated Certificate of Incorporation of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

3.2	Amended and Restated Bylaws of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K initially filed with the Securities and Exchange Commission on April 5, 2007)

4.1	Specimen Unit Certificate of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 4.1 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-114861) filed with the Securities and Exchange Commission on June 23, 2004).

4.2	Specimen Common Stock Certificate of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2008).

4.3	Specimen Warrant Certificate of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 4.3 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-114861) filed with the Securities and Exchange Commission on June 23, 2004).

4.4		Unit Purchase Option No. UPO-2 dated July 30, 2004, granted to Newbridge Securities Corporation (incorporated herein by reference to Exhibit 4.4.1 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.5		Unit Purchase Option No. UPO-3 dated July 30, 2004, granted to James E. Hosch (incorporated herein by reference to Exhibit 4.4.2 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.6		Unit Purchase Option No. UPO-4 dated July 30, 2004, granted to Maxim Group, LLC (incorporated herein by reference to Exhibit 4.4.3 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.7		Unit Purchase Option No. UPO-5 dated July 30, 2004, granted to Broadband Capital Management, LLC (incorporated herein by reference to Exhibit 4.4.4 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.8		Unit Purchase Option No. UPO-6 dated July 30, 2004, granted to I-Bankers Securities Incorporated (incorporated herein by reference to Exhibit 4.4.5 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005).

4.9		Warrant issued by St. Bernard Software, Inc. on May 16, 2007 to Silicon Valley Bank (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2007).

4.10		Warrant issued by St. Bernard Software, Inc. on January 25, 2008 to Agility Capital, LLC (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008).

4.11		Warrant issued by St. Bernard Software, Inc. on January 25, 2008 to Silicon Valley Bank (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008).

10.1	*	St. Bernard Software, Inc. Amended and Restated 2005 Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2008).

10.2		Third Amendment to Loan and Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated January 25, 2008 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008).

10.3		Loan Agreement between St. Bernard Software, Inc. and Agility Capital, LLC dated January 25, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008).

10.4		Intellectual Property Security Agreement between St. Bernard Software, Inc. and Agility Capital, LLC dated January 25, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008).

10.5		Subordination Agreement between Agility Capital, LLC and Silicon Valley Bank dated January 25, 2008 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008).

10.6		Intellectual Property Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated January 25, 2008 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008).

10.7	*	St. Bernard Software, Inc. 2008 Variable (Bonus) Compensation Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2008).

31.1		Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. BERNARD SOFTWARE, INC.

Date: May 14, 2008	By:	/s/ Vincent Rossi
Vincent Rossi Chief Executive Officer Acting Chief Financial Officer