Form 10-Q
period 2008-06-30
ST. BERNARD SOFTWARE, INC.
filed 2008-08-12
CIK 1288496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-Q
__________________

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 12, 2008 there were 14,783,090 shares of the registrant’s common stock outstanding.

ST. BERNARD SOFTWARE, INC.
For the Quarter Ended June 30, 2008
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements
St. Bernard Software, Inc.

Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$376,000	$1,297,000
Accounts receivable - net of allowance for doubtful
accounts of $70,000 and $59,000 at June 30, 2008 and	3,769,000	3,255,000
December 31, 2007, respectively
Inventories - net	345,000	158,000
Prepaid expenses and other current assets	405,000	440,000

Total current assets	4,895,000	5,150,000

Fixed Assets - Net	1,016,000	1,301,000

Other Assets	180,000	215,000

Goodwill	7,568,000	7,568,000
Total Assets	$13,659,000	$14,234,000

Liabilities and Stockholders’ Deficit

Current Liabilities
Short-term borrowings	$2,462,000	$1,566,000
Accounts payable	2,115,000	3,026,000
Accrued compensation expenses	885,000	1,188,000
Accrued expenses and other current liabilities	506,000	406,000
Current portion of capitalized lease obligations	161,000	153,000
Deferred revenue	9,885,000	9,589,000

Total current liabilities	16,014,000	15,928,000

Deferred Rent	157,000	232,000

Capitalized Lease Obligations, Less Current Portion	88,000	170,000

Deferred Revenue	6,146,000	5,860,000
Total liabilities	22,405,000	22,190,000

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.01 par value; 5,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares
authorized; 14,772,367 and 14,760,052 shares issued
and outstanding at June 30, 2008 and December 31, 2007,
respectively	148,000	148,000
Additional paid-in capital	39,628,000	39,079,000
Accumulated deficit	(48,522,000)	(47,183,000)
Total stockholders’ deficit	(8,746,000)	(7,956,000)
Total Liabilities and Stockholders’ Deficit	$13,659,000	$14,234,000

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.

Unaudited Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues
Subscription	$3,427,000	$3,600,000	$6,731,000	$7,372,000
Appliance	1,161,000	882,000	1,762,000	1,627,000
License	12,000	559,000	16,000	1,415,000
Total Revenues	4,600,000	5,041,000	8,509,000	10,414,000

Cost of Revenues

Subscription	557,000	1,023,000	1,113,000	2,099,000
Appliance	811,000	779,000	1,236,000	1,337,000
License	4,000	18,000	5,000	50,000
Total Cost of Revenues	1,372,000	1,820,000	2,354,000	3,486,000

Gross Profit	3,228,000	3,221,000	6,155,000	6,928,000

Sales and marketing expenses	2,065,000	3,414,000	3,881,000	7,474,000
Research and development expenses	746,000	1,789,000	1,499,000	3,647,000
General and administrative expenses	1,377,000	2,441,000	2,575,000	4,870,000
Total Operating Expenses	4,188,000	7,644,000	7,955,000	15,991,000

Loss from Operations	(960,000)	(4,423,000)	(1,800,000)	(9,063,000)

Other (Income) Expense
Interest expense - net	157,000	59,000	300,000	72,000
(Gain) loss on sale of assets	-	251,000	(320,000)	(3,463,000)
Other income	(180,000)	-	(444,000)	(9,000)
Total Other (Income) Expense	(23,000)	310,000	(464,000)	(3,400,000)
Loss Before Income Taxes	(937,000)	(4,733,000)	(1,336,000)	(5,663,000)

Income tax expense	3,000	-	3,000	4,000
Net Loss	$(940,000)	$(4,733,000)	$(1,339,000)	$(5,667,000)
Net Loss Per Common Share - Basic and Diluted	$(0.06)	$(0.32)	$(0.09)	$(0.38)
Weighted Average Shares Outstanding - Basic and Diluted	14,772,367	14,764,512	14,772,096	14,779,434

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.

Unaudited Consolidated Statement of Stockholders' Deficit

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2007	14,760,052	$148,000	$39,079,000	$(47,183,000)	$(7,956,000)
Common stock issued under the employee stock purchase plan	12,315	-	6,000	-	6,000
Stock-based compensation expense	-	-	334,000	-	334,000
Value of warrants issued	-	-	209,000	-	209,000
Net loss	-	-	-	(1,339,000)	(1,339,000)
Balance at June 30, 2008	14,772,367	$148,000	$39,628,000	$(48,522,000)	$(8,746,000)

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.

Unaudited Consolidated Statements of Cash Flows

	Six months ended June 30,
	2008	2007
Cash Flows From Operating Activities
Net loss	$(1,339,000)	$(5,667,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	321,000	740,000
Allowance for doubtful accounts	11,000	(32,000)
Gain on sale of assets	(320,000)	(3,463,000)
Stock-based compensation expense	334,000	581,000
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(525,000)	(92,000)
Inventories	(187,000)	4,000
Prepaid expenses and other assets	38,000	(24,000)
Accounts payable	(911,000)	(564,000)
Accrued expenses and other current liabilities	(242,000)	72,000
Deferred rent	51,000	-
Deferred revenue	582,000	1,031,000
Net cash used in operating activities	(2,065,000)	(7,412,000)

Cash Flows From Investing Activities
Additional costs related to purchase of business	-	(83,000)
Purchases of fixed assets	(4,000)	(231,000)
Proceeds from the sale of assets	320,000	1,200,000
Net cash provided by investing activities	316,000	886,000

Cash Flows From Financing Activities
Proceeds from stock option and warrant exercises	-	30,000
Proceeds from the sales of stock under the employee stock purchase plan	6,000	-
Principal payments on capitalized lease obligations	(74,000)	(51,000)
Net increase in short-term borrowings	896,000	2,042,000
Net cash provided by financing activities	828,000	2,021,000
Net Decrease in Cash and Cash Equivalents	(921,000)	(4,505,000)
Cash and Cash Equivalents at Beginning of Period	1,297,000	4,842,000
Cash and Cash Equivalents at End of Period	$376,000	$337,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$190,000	$125,000
Income taxes	$-	$2,000

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

In April 2007, the shares issued in conjunction with the purchase of AgaveOne were reduced by 66,667 shares or $250,000 as a result of indemnification claims.

In May 2007, the Company issued 100,000 warrants in conjunction with a loan agreement with a bank.  See Note 3.

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

St. Bernard Software, Inc., a Delaware corporation (the “Company” or “St. Bernard”) is a software development company that designs, develops, and markets Secure Content Management, SCM, and policy compliance solutions to small, medium, and enterprise class customers. The Company sells its products through distributors, dealers, and original equipment manufacturers (“OEM”), and directly to network managers and administrators worldwide.

Basis of presentation

The consolidated balance sheet as of June 30, 2008, the consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, the consolidated statement of stockholders’ deficit for the six months ended June 30, 2008, and the consolidated statements of cash flows for the six months ended June 30, 2008 and 2007, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, stockholders’ deficit, and cash flows for the interim periods presented. The consolidated balance sheet as of December 31, 2007 was derived from the Company’s audited financial statements. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2008. These consolidated financial statements should be read in conjunction with the Company’s December 31, 2007 consolidated financial statements and notes thereto included in the Company’s Annual Report filed on Form 10-KSB with the Securities and Exchange Commission on March 20, 2008.

The consolidated financial statements include our accounts and those of our subsidiaries which include our operations in the UK and Australia; such entities were dissolved in 2007. All inter-company balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates used in preparing the consolidated financial statements include those assumed in computing revenue recognition, the allowance for doubtful accounts, warranty liability, the valuation allowance on deferred tax assets, testing goodwill for impairment, and assumptions used to determine the fair value of stock options under Statement of Financial Accounting Standards, or SFAS, No. 123R (revised 2004), “Share-based Payment” (“SFAS 123R”).

Liquidity

As of June 30, 2008, the Company had approximately $0.4 million of cash and cash equivalents and a working capital deficit of $11.1 million.  Approximately $9.9 million of our current liability balance at June 30, 2008 consists of deferred revenues, which represents amounts that will be amortized into revenue as they are earned in future periods. The Company also had a stockholders’ deficit of approximately $8.7 million at June 30, 2008.

The Company has a history of losses and has not been able to achieve profitability. For the three and six months ended June 30, 2008, the Company incurred net losses of $0.9 million and $1.3 million, respectively, and through June 30, 2008 has recorded a cumulative net loss of $48.5 million. During the fourth quarter of 2007 and through the second quarter of 2008, the Company made substantial changes to the cost structure of its business. These changes included the closure of its sales and marketing offices within Europe, reducing headcount to be in line with the current size of its business, renegotiating vendor contracts, and refocusing its marketing strategy around its core business. In addition to the changes described above, the Company  entered into a Loan and Security Agreement (the “PFG Loan Agreement”) with Partners for Growth II, L.P. (“PFG”) in July 2008 for the amount of $1.5 million. See Note 7.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements

The Company believes that its existing cash resources, combined with projected billings for 2008, cost reductions implemented in the fourth quarter of 2007 and through the second quarter of 2008, and its borrowing availability under existing credit facilities, will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected revenue will be achieved or the improvement in operating results will occur. In the event cash flow from operations is not sufficient, the Company may require additional sources of financing in order to maintain its current operations. These additional sources of financing may include public or private offerings of equity or debt securities. Whereas management believes it will have access to these financing sources, no assurance can be given that additional sources of financing will be available on acceptable terms, on a timely basis, or at all.

Loss per common share

Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding. Diluted loss per common share includes the components of basic loss per common share and also gives effect to dilutive common stock equivalents. Potentially dilutive common stock equivalents include stock options and warrants. No dilutive effect was calculated for the three and six months ended June 30, 2008 and 2007, respectively, as the Company reported a net loss in each period and the effect would have been anti-dilutive.

New accounting standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principle”.  SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities.  SFAS 162 will be effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411.  The Company is currently evaluating the impact, if any, this statement will have on its financial position, cash flows, or results of operations.

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

Reclassifications

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 classifications. These reclassifications have no effect on previously reported net income.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements

2. Stock-based Compensation Expense

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective method. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 are based upon the grant date fair value estimated in accordance with SFAS 123R.

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

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based compensation, expected stock price volatility factor, and the pre-vesting option forfeiture rate. The weighted average fair value of options granted during the six months ended June 30, 2008 and 2007 was calculated using the Black-Scholes option pricing model using the valuation assumptions in the table below. The Company estimates the expected life of stock options granted based upon management’s consideration of the historical life of the options and the vesting and contractual period of the options granted. The Company estimates the expected volatility factor of its common stock based on the weighted average of the historical volatility of three publicly traded surrogates of the Company and the Company’s implied volatility from its common stock price. The Company applies its risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The Company has no history or expectation of paying any cash dividends on its common stock.  Forfeitures were estimated based on historical experience.

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
Average expected life (years)	6.5	6.5
Average expected volatility factor	73.3%	74.0%
Average risk-free interest rate	3.8%	4.8%
Average expected dividend yield	0	0

Total stock-based compensation expense was approximately $277,000 and $321,000 for the three months ended June 30, 2008 and 2007, respectively, and $334,000 and $581,000 for the six months ended June 30, 2008 and 2007, respectively. The stock-based compensation expenses were charged to operating expenses. The earnings per share effect as a result of the stock based compensation expense was approximately $0.02 for the three and six months ended June 30, 2008. The tax effect was immaterial.

The following is a summary of stock option activity under the Plans as of June 30, 2008 and changes during the six months ended June 30, 2008:

	Number of Shares Outstanding	Weighted Average Exercise Price
Options outstanding at December 31, 2007	2,074,861	$1.77
Granted	472,000	$0.58
Exercised	—	$—
Forfeited	(509,857)	$1.64
Options outstanding at June 30, 2008	2,037,004	$1.60

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements

Additional information regarding options outstanding as of June 30, 2008 is as follows:

Range of Exercise Prices		Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.36	to $0.54	52,500	9.69	$0.52	—	$—
$0.57	to $0.57	375,000	9.41	$0.57	—	$—
$0.58	to $0.58	3,000	9.76	$0.58	—	$—
$0.59	to $0.59	331,977	8.81	$0.59	35,977	$0.59
$0.60	to $1.80	192,728	6.77	$1.03	133,856	$1.04
$1.90	to $1.90	275,000	8.47	$1.90	136,812	$1.90
$1.95	to $1.95	552,347	8.02	$1.95	204,912	$1.95
$3.71	to $3.71	177,666	6.94	$3.71	114,852	$3.71
$4.75	to $4.75	60,000	1.54	$4.75	60,000	$4.75
$5.20	to $5.20	16,786	4.10	$5.20	16,786	$5.20
$0.36	to $5.20	2,037,004	8.08	$1.60	703,195	$2.30

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2008 was $0. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2007 was $39,000. The aggregate intrinsic value represents the total intrinsic value based upon the stock price of $0.51 at June 30, 2008.

As of June 30, 2008, there was approximately $1.5 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the option plans. The cost is expected to be recognized over a weighted average period of 1.93 years.

3. Debt

Credit Facility

On May 15, 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, a California corporation (“SVB”).  The Loan and Security Agreement with SVB was later amended during the first quarter of 2008 as discussed below.

On January 25, 2008, St. Bernard entered into an Amendment to the Loan and Security Agreement (the “SVB Loan Amendment”) with SVB, amending the Loan and Security Agreement entered into between St. Bernard and SVB on May 15, 2007. Pursuant to the terms of the SVB Loan Amendment, among other things, SVB (i) refinanced the existing term loan with the proceeds of an advance under the revolving line of credit (and terminated the term loan facility), (ii) reduced the revolving line of credit it will provide to St. Bernard to an amount not to exceed $2,000,000, (iii) increased the interest rate on the revolving line of credit to 3% (from 2%) over the greater of the prime rate or 7.5%, (iv) modified the tangible net worth covenant, and (v) took a security interest in St. Bernard’s intellectual property. At June 30, 2008, the effective interest rate was 10.5%. At June 30, 2008 the Company was in compliance with the above stated covenants and restrictions.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements

In connection with the execution of the SVB Loan Amendment, St. Bernard issued warrants to SVB on January 25, 2008, which allows SVB to purchase up to 140,350 shares of St. Bernard common stock at an exercise price of $0.57 per share. The warrants expire on the seventh anniversary of the issue date of the warrants. Accordingly, the Company recorded debt issue costs in the amount of $58,000, based on the estimated fair value allocated to the warrants using the following assumptions; 75.35% volatility, risk free interest rate of 3.61%, an expected life of seven years and no dividends.  Amortization of the debt issuance costs for three and six months ended June 30, 2008, which is being recorded as interest expense, was approximately $11,000 and $19,000, respectively. Furthermore, St. Bernard has agreed to grant SVB certain piggyback registration rights with respect to the shares of common stock underlying the warrants. As of June 30, 2008, the balance on the line of credit with SVB was $1.9 million.

Bridge Loan

On January 25, 2008, St. Bernard Software, Inc. entered into a Loan Agreement (the "Agility Loan Agreement") with Agility Capital, LLC ("Agility"). Pursuant to the terms of the Agility Loan Agreement, Agility provided St. Bernard with a non-revolving term loan in the amount of $750,000, at a 15% fixed interest rate (the “Agility Loan”). Beginning March 1, 2008, and on the first day of each month thereafter until July 1, 2008, St. Bernard is required to pay to Agility $25,000 plus accrued but unpaid interest. Beginning July 1, 2008, and on the first day of each month thereafter, St. Bernard is required to pay Agility $50,000 plus accrued interest.  The obligations under the Agility Loan Agreement are secured by substantially all of St. Bernard's assets subordinated by the SVB Loan Amendment.

The Agility Loan Agreement contains customary affirmative and negative covenants and other restrictions.  At June 30, 2008, the Company was in compliance with the above stated covenants.

In connection with the execution of the Agility Loan Agreement, St. Bernard issued warrants to Agility (the "Agility Warrants"), which allows Agility to purchase up to 460,526 shares of St. Bernard common stock at an exercise price equal to $0.57 per share. The Agility Warrants expire on the seventh anniversary of their issue date. The Company estimated the fair value of the warrants to be $189,000 using the following assumptions; 75.35% volatility, risk free interest rate of 3.61%, an expected life of seven years and no dividends.  In accordance with Accounting Principles Board Opinion No. 14, the relative fair value of the warrants, estimated to be approximately $151,000, was recorded as debt discount.   Amortization of the debt discount for three and six months ended June 30, 2008, which is being recorded as interest expense, was approximately $38,000 and $63,000, respectively. The Agility Warrants contains anti-dilution protection in the event of a debt or equity financing, with respect to the exercise price and number of shares. Furthermore, St. Bernard granted Agility piggyback registration rights with respect to the shares of common stock underlying the Agility Warrants. As of June 30, 2008, the balance on the Agility loan was approximately $650,000.

In July 2008, the entire outstanding balance on the Agility Loan was paid using the proceeds from a new loan (See Note 7).

4. Stockholders’ Deficit

Warrants

As of June 30, 2008 and December 31, 2007, a total of 9,350,980 and 8,750,104 shares of common stock, respectively, were reserved for issuance for the exercise of warrants at exercise prices of $0.57, $1.60, $1.85, $2.98, and $5.00 per share.  During the six months ended June 30, 2008, warrants to purchase an aggregate of 600,876 shares of common stock at an exercise price of $0.57 per share were granted resulting in $209,000 in compensation costs. There were no warrants that were exercised or expired during this period.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements

5. Related Party Transactions

During 2007, a stockholder and former member of the Board of Directors provided legal services to the Company in the ordinary course of business. Billings for such services totaled approximately $14,000 for the three months ended June 30, 2007 and $636,000 for the six months ended June 30, 2007. Amounts due at December 31, 2007 were approximately $400,000.  The Company settled the amounts due with this related party for approximately $179,000 resulting in a gain of $246,000 during the three months ended March 31, 2008. No such services were rendered in 2008.

The Company previously occupied office space provided by an affiliate of certain officers and directors of the Company. The Company paid this affiliate $7,500 per month to lease 2,000 square feet of office space in Amsterdam. The lease was terminated on February 15, 2008.

6. Concentrations

Sales and revenue

The Company considers itself to operate within one business segment, Secure Content Management (“SCM”). For the six months ended June 30, 2008 and 2007, approximately 97% and 92%, respectively, of the Company’s revenue was in North America, the remaining 3% and 8%, respectively, were disbursed over the rest of the world.

7. Subsequent Events

On July 21, 2008, the Company entered into a Loan Agreement with Partners for Growth II, LP (“PFG”), which became effective on July 23, 2008. Pursuant to the terms of the PFG Loan Agreement, PFG provided St. Bernard with a revolving line of credit in the amount not to exceed the lesser of (a) $1,500,000 at any one time outstanding or (b) up to 30% of the amount of St. Bernard’s aggregate Eligible Billings (as defined in the PFG Loan Agreement) over a rolling three month period calculated monthly.

The annual interest rate on the PFG Loan is set at the Prime Rate, quoted by Silicon Valley Bank as its Prime Rate from time to time, plus 3% (the “Applicable Rate”).  St. Bernard is required to maintain a minimum borrowing amount of at least $750,000 (the “Minimum Borrowing Amount”) or pay PFG a minimum interest amount (the “Minimum Interest Amount”) equal to $750,000, multiplied by the Applicable Rate, and further multiplied by the number of days (based on a 360-day year) from the date of such failure to maintain the Minimum Borrowing Amount to the Maturity Date (as defined in the PFG Loan Agreement).  Pursuant to the terms of the PFG Loan Agreement, St. Bernard paid PFG a one-time commitment fee of $30,000 and agreed to reimburse PFG for PFG’s reasonable attorneys’ fees in connection with the negotiation of the PFG Loan Agreement.

Subject to the requirement to maintain the Minimum Borrowing Amount or pay the Minimum Interest Amount, St. Bernard may borrow, repay and reborrow from time to time until the Maturity Date. Proceeds of the initial loan amount were used to pay all indebtedness owing to Agility, with the remaining amount to be used for working capital.

The PFG Loan Agreement will terminate on July 20, 2010, on which date all principal, interest and other outstanding monetary obligations must be repaid to PFG. The obligations under the PFG Loan Agreement are secured by a security interest in collateral comprised of substantially all of St. Bernard’s assets, subordinated by the SVB Loan Agreement.

The PFG Loan Agreement contains affirmative, negative and financial covenants customary for credit facilities of this type, including, among other things, limitations on indebtedness, liens, sales of assets, mergers, investments, and dividends.  The PFG Loan Agreement also requires that St. Bernard maintain a Modified Net Income (as defined in the PFG Loan Agreement) greater than zero. The PFG Loan Agreement contains events of default customary for credit facilities of this type (with customary grace or cure periods, as applicable) and provides that upon the occurrence and during the continuance of an event of default, among other things, the interest rate on all borrowings will be increased, the payment of all borrowings may be accelerated, PFG’s commitments may be terminated and PFG shall be entitled to exercise all of its rights and remedies, including remedies against the collateral.

In connection with the execution of the PFG Loan Agreement, St. Bernard issued a warrant to PFG on July 21, 2008 (the “Warrant”), which allows PFG to purchase up to 450,000 shares of St. Bernard common stock at an exercise price equal to $0.46 per share. The Warrant expires on July 20, 2013.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements concerning our anticipated future revenues and earnings, adequacy of future cash flow, and related matters. These forward-looking statements include, but are not limited to, statements or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,”  “would” and similar expressions, and the negative thereof. Forward-looking statements are not guarantees of performance. These statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  We assume no obligation to update any such forward-looking statements. For a summary of such risks and uncertainties, please see Risk Factors located in our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 20, 2008.

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

We invested significantly in research and development activities, and for the six months ended June 30, 2008 and 2007 we spent $1.5 million and $3.6 million, respectively, on research and development. Our research and development efforts have been focused on network based secure content management solutions and expanding our product portfolio into new delivery models, such as SaaS, and additional secure content management markets, such as messaging security.

Our Strategy

During the first half of 2008, we started to deliver a “hybrid” secure content management family of products. We believe that this “hybrid” product strategy will differentiate us from our competitors and enable us to grow faster than our competition.  We have also started to realign our sales and marketing efforts to allow us to better serve medium-sized and enterprise class customers in conjunction with the above mentioned product strategy.  As we move through 2008, we intend to finalize the Company’s transformation and continue to expand our product portfolio to create additional leverage across our customer base.

Our Business Growth

We have historically grown through internal organic growth and through acquisitions.  In 2006 we completed a merger with Sand Hill IT Security and Acquisition Corp. (“Sand Hill”), a publicly held Delaware Corporation.

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

Effective October 17, 2006, we acquired AgaveOne, Inc., a Nevada corporation doing business as Singlefin. Singlefin provided on-demand security and business services to small and medium sized companies, including email filtering, web filtering and instant messaging management as a hosted or on demand service. In connection with the Singlefin acquisition, we paid Singlefin stockholders and option holders $0.47 million in cash, issued 471,288 shares of common stock and assumed certain stock options granted by Singlefin and converted them into options to acquire 47,423 shares of our common stock. We also paid off $5.5 million in Singlefin indebtedness and certain Singlefin employees received bonuses totaling $0.25 million. The aggregate value of the transaction initially recorded was approximately $8.0 million. During 2007, 66,667 shares, valued at $250,000, issued in conjunction with the purchase were cancelled as a result of indemnification claims.

Our Financial Results

We reported revenues of $4.6 million for the three months ended June 30, 2008, compared to $5.0 million in the same period in 2007, a decrease of 8.0%; a net loss for the three months ended June 30, 2008 of $0.9 million, compared to a net loss of $4.7 million in the same period in 2007; and net basic and diluted loss per share for the three months ended June 30, 2008 of $0.06, compared to $0.32 reported in the same period in 2007. The decrease in the basic and diluted loss per share was primarily attributable to a decrease in operating expenses of $3.5 million, offset by a quarter over quarter decrease in the gain on the sale of assets for the three months ended June 30, 2008 compared to the same period in 2007.

We reported revenues of $8.5 million for the first six months of 2008 compared to $10.4 million in the same period in 2007, a decrease of 18.3%; a net loss for the first six months of 2008 of $1.3 million, compared to a net loss of $5.7 million in the same period in 2007; and net basic loss per share for the first six months of 2008 of $0.09, compared to $0.38 reported in the same period in 2007.

Cash used in operations for the six months ended June 30, 2008 was $2.1 million compared to cash used during the six months ended June 30, 2007 of $7.4 million. The net decrease in use of cash was due primarily to lower operating losses.

On May 15, 2007, we established a line of credit with SVB, terminating our line of credit with Camel Financial. On January 25, 2008, we amended our line of credit agreement with SVB. See section below titled, “Credit Facility” for the terms of the original and amended agreement with SVB. The outstanding balance on the line of credit with SVB was $1.9 million as of June 30, 2008. In addition, we secured a bridge loan with Agility Capital, LLC for $750,000 on January 25, 2008. See section below titled, “Bridge Loan” for the terms of the agreement with Agility Capital, LLC. The outstanding balance on the bridge loan with Agility was approximately $650,000 as of June 30, 2008.

On July 21, 2008, we entered into a Loan Agreement with Partners for PFG, which became effective on July 23, 2008. Pursuant to the terms of the Loan Agreement, PFG provided us with a revolving line of credit in the amount not to exceed the lesser of (a) $1,500,000 at any one time outstanding or (b) up to 30% of the amount of St. Bernard’s aggregate Eligible Billings over a rolling three month period calculated monthly. The line of credit was used to pay off the entire amount of the outstanding balance on the bridge loan with Agility.  See Note 7.

During the six months ended June 30, 2008, we continued to invest in product development. Our efforts have been directed toward continual improvement of our secure content management appliances and system protection products. In addition, we have developed the next generation of Hybrid Solutions and the integration of our iPrism and LivePrism products.

Critical Accounting Policies and Estimates

There are several accounting policies that are critical to understanding our historical and future performance, because these policies affect the reported amounts of revenue and other significant areas in our reported financial statements and involve management’s judgments and estimates. These critical accounting policies and estimates include:

•	revenue recognition;

•	warranty liability;

•	allowance for doubtful accounts;

•	impairment of goodwill and long-lived assets;

•	accounting for income taxes; and

•	accounting for stock options.

Please refer to the” Management’s Discussion and Analysis of Financial Condition and Results of Operation” located within our 10-K filed on March 20, 2008 for the year ended December 31, 2007 for further discussion of our  “Summary of Significant Accounting Policies and Estimates”. There have been no material changes to these accounting policies during the six months ended June 30, 2008.

Results of Operations of St. Bernard

Comparisons of the Three Months Ended June 30, 2008 and 2007 (in millions, except percentages)

Revenues

	For the
	Three Months Ended
	June 30,
	2008	2007	% Change
Total revenues	$4.6	$5.0	(8.0%	)

Revenues decreased $0.4 million for the three months ended June 30, 2008, compared to the same period in 2007, primarily due to an increase of $0.8 million in our core product line revenue, which includes iPrism, offset by a decrease of $1.2 million in our UpdateEXPERT and Open File Manager revenue. We sold the UpdateEXPERT product line to Shavlik Technologies in January 2007, and we sold the Open File Manager product line to EVault, Inc. in August 2007. See discussion of changes in subscription revenues, appliance revenues, and license revenues below.

Subscription Revenues

	For the
	Three Months Ended
	June 30,
	2008	2007	% Change
Subscription revenues	$3.4	$3.6	(5.6%	)
As a percentage of revenues	73.9%	72.0%

For the three months ended June 30, 2008, our subscription revenues decreased $0.2 million compared to the same period in 2007 primarily due to an increase of $0.5 million in our core product line revenue, which includes iPrism, offset by a decrease of $0.7 million in revenue resulting from the sale in January 2007 and August 2007, respectively, of our UpdateEXPERT and Open File Manager product lines. We expect our subscription revenues to increase in future periods through increases to the customer base of our core product lines. The subscription renewal rates for our products traditionally range from 75% to 95%.

Appliance Revenues

	For the
	Three Months Ended
	June 30,
	2008	2007	% Change
Appliance revenues	$1.2	$0.9	33.3%
As a percentage of revenues	26.1%	18.0%

For the three months ended June 30, 2008, appliance hardware sales increased approximately $0.3 million compared to the same period in 2007. Total units shipped for the three months ended June 30, 2008 were 661 compared with 713 for the same period in 2007. Though we shipped fewer appliance units, the increase is attributed to the higher selling price of our h-series appliances. We have seen a noticeable shift in customer demand toward the higher-end models during 2008. We expect appliance revenue to increase in future periods due to the increased efforts of our sales team to upsell our customers to our new, higher-end h-series appliances, which are designed to enhance the iPrism web filtering capabilities.

License Revenues

	For the
	Three Months Ended
	June 30,
	2008	2007	% Change
License revenues	$0.0	$0.6	(100.0%	)
As a percentage of revenues	0.0%	12.0%

For the three months ended June 30, 2008 our net license revenues were almost non-existent and as a result decreased approximately $0.6 million compared to the same period in 2007 due primarily to a loss in UpdateEXPERT and Open File Manager license revenues resulting from the sale of these product lines in 2007. We do not expect significant license revenues in future periods due to the sale of these two products lines.

Cost of Revenues

	For the
	Three Months Ended
	June 30,
	2008	2007	% Change
Total cost of revenues	$1.4	$1.8	(22.2%	)
Gross margin percent	69.6%	64.0%

Cost of revenues consist primarily of the cost of contract manufactured hardware, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Cost of revenues decreased $0.4 million for the three months ended June 30, 2008 compared to the same period in 2007. Gross margin increased 5.6% for the three months ended June 30, 2008 compared to the same period in 2007, primarily due to a decrease in the costs associated with subscription revenue, which includes direct subscription and payroll costs for the technical operations group that maintains the various databases and the technical support group. See the discussion of changes in the cost of subscription and appliance revenue below.

Cost of Subscription Revenues

	For the
	Three Months Ended
	June 30,
	2008	2007	% Change
Total cost of subscription revenues	$0.6	$1.0	(40.0%	)
Gross margin percent	82.4%	72.2%

The cost of subscription revenues includes the technical operations group that maintains the various databases and the technical support group. Due to the sale of UpdateEXPERT and Open File Manager in January and August 2007, respectively, costs related to these two product lines were non-existent for the three months ended June 30, 2008. In addition, payroll and other direct expenses related to our core product line, which includes iPrism, decreased in the three months ended June 30, 2008 compared to the same period in 2007 due primarily to a reduction in our workforce for the comparable periods mentioned above.

Cost of Appliance Revenues

	For the
	Three Months Ended
	June 30,
	2008	2007	% Change
Total cost of appliance revenues	$0.8	$0.8	0.0%
Gross margin percent	33.3%	11.1%

The cost of appliance revenues includes contract manufactured equipment, packaging, and freight. The cost of hardware for the three months ended June 30, 2008 remained virtually unchanged for the same period in 2007, even though we shipped out 52 fewer appliance units during the comparable periods. The increase in the cost can be attributed to the increased costs for the new, higher-end h-series appliances and the increased cost of freight.

Sales and Marketing

	For the
	Three Months Ended
	June 30,
	2008	2007	% Change
Total sales and marketing	$2.1	$3.4	(38.2%	)
As a percentage of revenues	45.7%	68.0%

Sales and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the three months ended June 30, 2008, the sales and marketing expenses decreased 38.2%, or $1.3 million, over the same period in 2007. The decrease was attributable to our cost reduction efforts and the closure of our sales offices in Europe during the fourth quarter of 2007. The most significant decreases include compensation and consulting expenses of $1.1 million and advertising expenses of $0.2 million.

Research and Development

	For the
	Three Months Ended
	June 30,
	2008	2007	% Change
Total research and development	$0.8	$1.8	(55.6%	)
As a percentage of revenues	17.4%	36.0%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The decrease of $1.0 million for the three months ended June 30, 2008 compared to the same period in 2007 was primarily the result of a decrease in compensation expenses related to layoffs and the sale of UpdateExpert and Open File Manager. In total, we have 39 fewer employees for the period ended June 30, 2008 versus the same period in 2007.

We believe that the present level of research and development costs will be sufficient in the future to keep our existing products competitive, however, additional development staff and other development resources will be required if a new product development effort is undertaken.

General and Administrative

	For the
	Three Months Ended
	June 30,
	2008	2007	% Change
Total general and administrative	$1.4	$2.4	(41.7%	)
As a percentage of revenues	30.4%	48.0%

General and administrative expenses, which consist primarily of salaries, related benefits, and fees for professional services, such as legal and accounting services, decreased $1.0 million for the three months ended June 30, 2008, compared to the same period in 2007, due to our extensive cost cutting efforts. The most significant decreases in the second quarter of 2008 included compensation and consulting expenses of $0.4 million, SFAS 123R expenses of $0.1 million, lease and rent expenses of $0.1 million, and accounting, legal, and insurance costs of $0.3 million.

Interest and Other Income, Net

	For the
	Three Months Ended
	June 30,
	2008	2007	% Change
Total interest and other income, net	$0.0	$(0.1)	100.0%
As a percentage of revenues	0.0%	2.0%

Interest and other income, net, includes interest expense, interest income, and other income. The increase for the three months ended June 30, 2008 over the same period in 2007 was due to the gain on the settlement of trade payables, offset by an increase in interest expense due to the increase in short-term borrowings.

Gain on Sale of Assets

	For the
	Three Months Ended
	June 30,
	2008	2007	% Change
Gain on sale of assets	$0.0	$0.3	(100.0%	)
As a percentage of revenues	0.0%	6.0%

The gain on the sale of assets for the three months ended June 30, 2008 was $0.0 million as compared to approximately $0.3 million for the same period in 2007. During the first and third quarter of fiscal year 2007, we sold our UpdateExpert product line to Shavlik and Open File Manager product line to EVault and recognized a gain of approximately $ 3.6 million and $7.9 million, respectively. The gain for the three months ended June 30, 2007 consisted of a gain from the excess renewal fees collected by Shavlik.

Comparisons of the Six Months Ended June 30, 2008 and 2007 (in millions, except percentages)

Revenues

	For the
	Six Months Ended
	June 30,
	2008	2007	% Change
Total revenues	$8.5	$10.4	(18.3%	)

Revenues decreased $1.9 million for the six months ended June 30, 2008, compared to the same period in 2007 primarily due to an increase of $1.1 million in our core product line revenue, which includes iPrism, offset by a decrease of $3.0 million in our UpdateEXPERT and Open File Manager revenues. We sold the UpdateEXPERT product line to Shavlik Technologies in January 2007, and we sold the Open File Manager product line to EVault, Inc. in August 2007. See discussion of changes in subscription revenues, appliance revenues, and license revenues below.

Subscription Revenues

	For the
	Six Months Ended
	June 30,
	2008	2007	% Change
Subscription revenues	$6.7	$7.4	(9.5%	)
As a percentage of revenues	78.8%	71.2%

For the six months ended June 30, 2008, our subscription revenues decreased $0.7 million compared to the same period in 2007 primarily due to an increase of $1.0 million in our core product line revenue, which includes iPrism, offset by a decrease of $1.7 million in revenue resulting from the sale in January 2007 and August 2007, respectively, of our UpdateEXPERT and Open File Manager product lines. We expect our subscription revenues to increase in future periods through increases to our customer base in our core product lines. The subscription renewal rates for our products traditionally range from 75% to 95%.

Appliance Revenues

	For the
	Six Months Ended
	June 30,
	2008	2007	% Change
Appliance revenues	$1.8	$1.6	12.5%
As a percentage of revenues	21.2%	15.4%

For the six months ended June 30, 2008, appliance hardware sales increased approximately $0.2 million compared to the same period in 2007. Total units shipped for the six months ended June 30, 2008 were 1,190 as compared with 1,333 for the same period in 2007. Though we shipped less appliance units, the increase is attributed to the higher selling price of our h-series appliances. We have seen a noticeable shift in customer demand toward the higher-end models during 2008. We expect appliance revenue to increase in future periods due to the increased efforts of our sales team to upsell our customers to our new, higher-end  h-series appliances, which are designed to enhance the iPrism web filtering capabilities.

License Revenues

	For the
	Six Months Ended
	June 30,
	2008	2007	% Change
License revenues	$0.0	$1.4	(100.0%	)
As a percentage of revenues	0.0%	13.5%

For the six months ended June 30, 2008 our net license revenues were almost non-existent and as a result decreased approximately $1.4 million compared to the same period in 2007 due primarily to a loss in UpdateEXPERT and Open File Manager license revenues resulting from the sale of these product lines in 2007. We do not expect significant license revenue in future periods due to the sale of these two products lines.

Cost of Revenues

	For the
	Six Months Ended
	June 30,
	2008	2007	% Change
Total cost of revenues	$2.4	$3.5	(31.4%	)
Gross margin percent	71.8%	66.3%

Cost of revenues consist primarily of the cost of contract manufactured hardware, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Cost of revenues decreased $1.1 million for the six months ended June 30, 2008 compared to the same period in 2007. Gross margin increased 5.5% for the six months ended June 30, 2008 compared to the same period in 2007, primarily due to a decrease in the costs associated with subscription revenues, which includes direct subscription costs and payroll costs for the technical operations group that maintains the various databases and the technical support group. See the discussion of changes in the cost of subscription and appliance revenues below.

Cost of Subscription Revenues

	For the
	Six Months Ended
	June 30,
	2008	2007	% Change
Total cost of subscription revenues	$1.1	$2.1	(47.6%	)
Gross margin percent	83.6%	71.6%

The cost of subscription revenues includes the technical operations group that maintains the various databases and the technical support group. Due to the sale of UpdateEXPERT and Open File Manager in January and August 2007, respectively, costs related to these two product lines were non-existent for the six months ended June 30, 2008. In addition, payroll and other direct expenses related to our core product line, which includes iPrism, decreased in the six months ended June 30, 2008 compared to the same period in 2007 due primarily to a reduction in our workforce for the comparable periods mentioned above.

Cost of Appliance Revenues

	For the
	Six Months Ended
	June 30,
	2008	2007	% Change
Total cost of appliance revenues	$1.2	$1.3	(7.7%	)
Gross margin percent	33.3%	18.8%

The cost of appliance revenues includes contract manufactured equipment, packaging and freight. The cost of hardware for the six months ended June 30, 2008 decreased $0.1 million from the same period in 2007. The decrease in costs and the 14.5% increase in gross margin percentage for the six months ended June 30, 2008, as compared to the same period in 2007, and can be attributed to a decrease in the net number of outstanding customer-service replacement units, 143 fewer appliance units shipped, offset by an increase in the cost of our new, higher-end h-series appliances and an increase in the costs of freight.

Sales and Marketing

	For the
	Six Months Ended
	June 30,
	2008	2007	% Change
Total sales and marketing	$3.9	$7.5	(48.0%	)
As a percentage of revenues	45.9%	72.1%

Sales and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the six months ended June 30, 2008, the sales and marketing expenses decreased 48.0%, or $3.6 million, over the same period in 2007. The decrease was attributable to our cost reduction efforts and the closure of our sales offices in Europe during the fourth quarter of 2007. The most significant decreases include compensation and consulting expenses of $2.5 million and advertising expenses of $1.0 million.

Research and Development

	For the
	Six Months Ended
	June 30,
	2008	2007	% Change
Total research and development	$1.5	$3.6	(58.3%	)
As a percentage of revenues	17.6%	34.6%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The decrease of $2.1 million for the six months ended June 30, 2008 compared to the same period in 2007 was primarily the result of a decrease in compensation expenses related to layoffs and the sale of UpdateExpert and Open File Manager. In total, we have 39 fewer employees for the period ended June 30, 2008 versus the same period in 2007. Management believes that a significant investment in research and development is required to remain competitive and we expect to continue to invest in research and development activities.

We believe that the present level of research and development costs will be sufficient in the future to keep our existing products competitive, however, additional development staff and other development resources will be required if a new product development effort is undertaken.

General and Administrative

	For the
	Six Months Ended
	June 30,
	2008	2007	% Change
Total general and administrative	$2.6	$4.9	(46.9%	)
As a percentage of revenues	30.6%	47.1%

General and administrative expenses, which consist primarily of salaries, related benefits, and fees for professional services, such as legal and accounting services, decreased $2.3 million for the six months ended June 30, 2008, compared to the same period in 2007, due to our extensive cost cutting efforts. The most significant decreases in the second quarter of 2008 included compensation and consulting expenses of $0.7 million, SFAS 123R expenses of $0.3 million, lease and rent expenses of $0.2 million, utilities expense of $0.1 million, and accounting, legal, and insurance costs of $0.6 million.

Interest and Other Income, Net

	For the
	Six Months Ended
	June 30,
	2008	2007	% Change
Total interest and other income, net	$0.1	$(0.1)	200.0%
As a percentage of revenues	1.2%	1.0%

Interest and other income, net, includes interest expense, interest income, and other income. The increase for the six months ended June 30, 2008 over the same period in 2007 was due to the gain on the settlement of trade payables, offset by an increase in interest expense due to the increase in short-term borrowings.

Gain on Sale of Assets

	For the
	Six Months Ended
	June 30,
	2008	2007	% Change
Gain on sale of assets	$0.3	$3.5	(91.4%	)
As a percentage of revenues	3.5%	33.7%

The gain on the sale of assets for the six months ended June 30, 2008 was approximately $0.3 million as compared to approximately $3.5 million for the same period in 2007. During the first and third quarter of fiscal year 2007, the Company sold its UpdateExpert product line to Shavlik and Open File Manager product line to EVault and recognized a gain of approximately $ 3.6 million and $7.9 million, respectively. The gain for the six months ended June 30, 2008 consisted of a gain from the excess renewal fees collected by Shavlik and from the release of the first half of funds from an indemnification from EVault.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principle”.  SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities.  SFAS 162 will be effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411.  The Company is currently evaluating the impact, if any, this statement will have on its financial position, cash flows, or results of operations.

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

Liquidity and Capital Resources

Cash Flows

Our largest source of operating cash flows is cash collections from our customers for purchases of products, subscription, maintenance and technical support. Our standard payment terms for both subscription and support invoices are net 30 days from the date of invoice. The recurring revenue subscription portion of our business is a mainstay of the cash flow we generate. Our primary uses of cash for operating activities include personnel and facilities, related expenditures and technology costs, as well as costs associated with outside support and services.

Cash used in operations for the six months ended June 30, 2008 was $2.1 million compared to cash used during the six months ended June 30, 2007 of $7.4 million. The net decrease in use of cash was due primarily to lower operating losses.

Cash flows provided by investing activities for the six months ended June 30, 2008 and 2007 was $0.3 million and $0.9 million, respectively. The cash provided by investing activities as of June 30, 2008 included the $250,000 payment of the first part of the “Holdback Amount” by EVault in satisfaction of the signed agreement between EVault and the Company for the sale of the Open File Manager product line.

Cash flows provided by financing activities for the three months ended June 30, 2008 and 2007 was $0.8 million and $2.0 million, respectively. The decrease in cash provided by financing activities in the second quarter of 2008 was primarily from the net decrease in short-term borrowings.

As a result of the foregoing, the net decrease in cash and cash equivalents was $0.9 million for the six months ended June 30, 2008 as compared to a net decrease in cash of approximately $4.5 million for the comparable period in 2007.

Losses from Operations – Liquidity

As of June 30, 2008, the Company had approximately $0.4 million of cash and cash equivalents and a working capital deficit of $11.1 million.  Operating losses for the three and six months ended June 30, 2008 were $1.0 million and $1.8 million, respectively. During the three months ended March 31, 2008, the Company reported a realized gain of $0.3 million from the release of the first half of funds from an indemnification escrow as a result of the sale of the Open File Manager product in third quarter of 2007. As a result, the Company had a net loss of $0.9 million and $1.3 million for the three and six months ended June 30, 2008.

At June 30, 2008, we had a stockholders’ deficit of approximately $8.7 million. Our expenses consist primarily of expenses that can be modified to meet our operating needs should management deem that changes are necessary. In addition, approximately $9.9 million of our current liability balance at June 30, 2008 consists of deferred revenues, which represents amounts that will be amortized into revenue as they are earned.

The Company has a history of losses and has not been able to achieve profitability.  For the three and six months ended June 30,2008, the Company incurred net losses of $0.9 million and $1.3 million, respectively, and through June 30, 2008 has recorded a cumulative net loss of $48.5 million. During the fourth quarter of 2007 and through the second quarter of 2008, the Company made substantial changes to the cost structure of its business. These changes included the closure of its sales and marketing offices within Europe, reducing headcount to be in line with the current size of its business, renegotiating vendor contracts, and refocusing its marketing strategy around its core business. In addition to the changes described above, the Company also entered into a Loan Agreement with PFG in July 2008. See Note 7.

The Company believes that its existing cash resources, combined with projected billings for 2008, cost reductions implemented in the fourth quarter of 2007 and through the second quarter of 2008, and its borrowing availability under existing credit facilities, will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected revenue will be achieved or the improvement in operating results will occur. In the event cash flow from operations is not sufficient, the Company may require additional sources of financing in order to maintain its current operations. These additional sources of financing may include public or private offerings of equity or debt securities. Whereas management believes it will have access to these financing sources, no assurance can be given that additional sources of financing will be available on acceptable terms, on a timely basis, or at all.

Credit Facility

During the first quarter of 2007, the Company had a $1,250,000 line of credit with a finance company that automatically renewed every six months. The line of credit provided for advances of up to 80% of eligible accounts receivable. Interest was payable monthly at 1.5% per month (18% per annum).

On May 15, 2007, the Company entered into a Loan and Security Agreement with SVB.  The Loan and Security Agreement with SVB was later amended during the first quarter of 2008 as discussed below.

On January 25, 2008, St. Bernard entered into the SVB Loan Amendment with SVB, amending the Loan and Security Agreement entered into between St. Bernard and SVB on May 15, 2007. Pursuant to the terms of the SVB Loan Amendment, among other things, SVB (i) refinanced the existing term loan with the proceeds of an advance under the revolving line of credit (and terminated the term loan facility), (ii) reduced the revolving line of credit it will provide to St. Bernard to an amount not to exceed $2,000,000, (iii) increased the interest rate on the revolving line of credit to 3% (from 2%) over the greater of the prime rate or 7.5%, (iv) modified the tangible net worth covenant, and (v) took a security interest in St. Bernard’s intellectual property. At June 30, 2008, the effective interest rate was 10.5%. At June 30, 2008 the Company was in compliance with the above stated covenants and restrictions.

In connection with the execution of the SVB Loan Amendment, St. Bernard issued warrants to SVB on January 25, 2008, which allows SVB to purchase up to 140,350 shares of St. Bernard common stock at an exercise price of $0.57 per share. The warrants expire on the seventh anniversary of the issue date of the warrants. Accordingly, the Company recorded debt issue costs in the amount of $58,000, based on the estimated fair value allocated to the warrants using the following assumptions; 75.35% volatility, risk free interest rate of 3.61%, an expected life of seven years and no dividends.  Amortization of the debt issuance costs for three and six months ended June 30, 2008, which is being recorded as interest expense, was approximately $11,000 and $19,000, respectively. Furthermore, St. Bernard has agreed to grant SVB certain piggyback registration rights with respect to the shares of common stock underlying the warrants. As of June 30, 2008, the balance on the line of credit with SVB was $1.9 million.

Bridge Loan

On January 25, 2008, St. Bernard Software, Inc. entered into the Agility Loan Agreement with Agility. Pursuant to the terms of the Agility Loan Agreement, Agility provided St. Bernard with a non-revolving Agility Loan in the amount of $750,000, at a 15% fixed interest rate. Beginning March 1, 2008, and on the first day of each month thereafter until July 1, 2008, St. Bernard is required to pay to Agility $25,000 plus accrued but unpaid interest. Beginning July 1, 2008, and on the first day of each month thereafter, St. Bernard is required to pay Agility $50,000 plus accrued interest.  The obligations under the Agility Loan Agreement are secured by substantially all of St. Bernard's assets subordinated by the SVB Loan Amendment.

The Agility Loan Agreement contains customary affirmative and negative covenants and other restrictions.  At June 30, 2008, the Company was in compliance with the above stated covenants.

In connection with the execution of the Agility Loan Agreement, St. Bernard issued Agility Warrants, which allows Agility to purchase up to 460,526 shares of St. Bernard common stock at an exercise price equal to $0.57 per share. The Agility Warrants expire on the seventh anniversary of their issue date. The Company estimated the fair value of the warrants to be $189,000 using the following assumptions; 75.35% volatility, risk free interest rate of 3.61%, an expected life of seven years and no dividends.  In accordance with Accounting Principles Board Opinion No. 14, the relative fair value of the warrants, estimated to be approximately $151,000, was recorded as debt discount.   Amortization of the debt discount for three and six months ended June 30, 2008, which is being recorded as interest expense, was approximately $38,000 and $63,000, respectively. The Agility Warrants contains anti-dilution protection in the event of a debt or equity financing, with respect to the exercise price and number of shares. Furthermore, St. Bernard granted Agility piggyback registration rights with respect to the shares of common stock underlying the Agility Warrants. As of June 30, 2008, the balance on the Agility loan was approximately $650,000.

In July 2008, the entire outstanding balance on the Agility Loan was paid using the proceeds from a credit facility with PFG.

On July 21, 2008, the Company entered into a Loan Agreement with Partners for Growth II, LP (“PFG”), which became effective on July 23, 2008. Pursuant to the terms of the PFG Loan Agreement, PFG provided St. Bernard with a revolving line of credit (the “PFG Loan”) in the amount not to exceed the lesser of (a) $1,500,000 at any one time outstanding or (b) up to 30% of the amount of St. Bernard’s aggregate Eligible Billings (as defined in the PFG Loan Agreement) over a rolling three month period calculated monthly.

The annual interest rate on the PFG Loan is set at the Prime Rate, quoted by Silicon Valley Bank as its Prime Rate from time to time, plus 3% (the “Applicable Rate”).  St. Bernard is required to maintain a minimum borrowing amount of at least $750,000 (the “Minimum Borrowing Amount”) or pay PFG a minimum interest amount (the “Minimum Interest Amount”) equal to $750,000, multiplied by the Applicable Rate, and further multiplied by the number of days (based on a 360-day year) from the date of such failure to maintain the Minimum Borrowing Amount to the Maturity Date (as defined in the PFG Loan Agreement).  Pursuant to the terms of the Loan Agreement, St. Bernard paid PFG a one-time commitment fee of $30,000 and agreed to reimburse PFG for PFG’s reasonable attorneys’ fees in connection with the negotiation of the PFG Loan Agreement.

Subject to the requirement to maintain the Minimum Borrowing Amount or pay the Minimum Interest Amount, St. Bernard may borrow, repay and reborrow from time to time until the Maturity Date. Proceeds of the initial loan amount were used to pay all indebtedness owing to Agility, with the remaining amount to be used for working capital.

The PFG Loan Agreement will terminate on July 20, 2010, on which date all principal, interest and other outstanding monetary obligations must be repaid to PFG. The obligations under the PFG Loan Agreement are secured by a security interest in collateral comprised of substantially all of St. Bernard’s assets, subordinated by the SVB Loan Agreement.

The PFG Loan Agreement contains affirmative, negative and financial covenants customary for credit facilities of this type, including, among other things, limitations on indebtedness, liens, sales of assets, mergers, investments, and dividends.  The PFG Loan Agreement also requires that St. Bernard maintain a Modified Net Income (as defined in the Loan Agreement) greater than zero. The PFG Loan Agreement contains events of default customary for credit facilities of this type (with customary grace or cure periods, as applicable) and provides that upon the occurrence and during the continuance of an event of default, among other things, the interest rate on all borrowings will be increased, the payment of all borrowings may be accelerated, PFG’s commitments may be terminated and PFG shall be entitled to exercise all of its rights and remedies, including remedies against the collateral.

Off-Balance Sheet Arrangements

Except for the commitments arising from our operating lease arrangements, we have no other off-balance sheet arrangements that are reasonably likely to have a material effect on our financial statements.

Asset Sale/Purchase and License Agreements

On January 29, 2007, pursuant to the terms of an Asset Sale and License Agreement signed and effective as of January 4, 2007, by and between the Company and Shavlik Technologies, LLC, or Shavlik, the Company assigned and sold to Shavlik the Company’s UpdateEXPERT and UpdateEXPERT Premium software applications and related customer and end user license agreements, software, programming interfaces and other intellectual property rights and contracts for an aggregate purchase price of $1.2 million plus 45% of any maintenance renewal fees collected by Shavlik in excess of $1.2 million for renewals invoiced by Shavlik between February 1, 2007 and January 31, 2008 (the “Asset Sale”). As a result of the sale, the Company realized a gain of approximately $70,000 during the six months ended June 30, 2008, due to the excess renewal fees collected by Shavlik.

On August 14, 2007, pursuant to the terms of a Purchase Agreement signed and effective as of August 13, 2007 , by and between the Company and EVault, Inc., a wholly owned subsidiary of Seagate Technology, Inc., (“EVault”), the Company assigned and sold to EVault the Company’s Open File Manager (the “Product”) software applications, which include all of the Company’s rights, title, and interest worldwide in and to (i) the Product, (ii) the assumed contracts, (iii) the Company Materials (as defined in the agreement), (iv) all the Company Intellectual Property Rights, (v) all claims of the Company against third parties relating to the Purchased Assets, (vi) all data and information that is collected from, or on behalf of, customers of the Company who are party to the assumed contracts (the “Customer Base”), the OEM Partners and any Lead, including to the extent that receipt of such information would not violate any applicable Law, (vii) all routing and billing information and components used in connection with the Assumed Contracts, and (viii) all other tangible or intangible assets of the Company used in the Business and necessary for the operation or use of the Product for an aggregate purchase price of $6.9 million. During the six months ended June 30, 2008, the Company realized a gain of $250,000 as payment of the first part of the “Holdback Amount” by EVault in satisfaction of Article 8 of the signed agreement between EVault and the Company.

Forward-Looking Statements

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to predict accurately or over which we have no control.

Certain statements contained in this report including, but not limited to, statements that can be identified by the  use of  forward-looking  terminology such as “may,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this interim report could differ materially from those stated in such forward-looking statements due to various factors, including but not limited to, the fact that we derive a majority of our revenue from sales of a few product lines, our ability to manage our direct sales and OEM distribution channels effectively, our ability to successfully promote awareness of the need for our products and of our brand, risks associated with the IT security industry and those other risks and uncertainties detailed in filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q.  A component of our business strategy is to enter new markets and to expand our presence in existing markets by acquiring complementary technologies that allow us to increase our product offerings, augment our distribution channels, expand our market opportunities or broaden our customer base.  Acquisitions involve a number of risks, including:

●	diversion of management’s attention;

●	difficulty in integrating and absorbing the acquired business and its employees, corporate culture, managerial systems and processes, technology, products and services;

●	failure to retain key personnel and employee turnover;

●	challenges in retaining customers of the acquired business, and customer dissatisfaction or performance problems with the acquired firm;

●	developing products or services that meet our customers’ needs;

●	assumption of unknown liabilities;

●	dilutive issuances of securities or use of debt or limited cash;

●	incremental amortization expenses related to acquired intangible assets, as well as potential future impairment charges to goodwill or intangible assets; and

●	other unanticipated events or circumstances.

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

Item 4(T).        Controls and Procedures

Evaluation of Disclosure Controls

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (and Acting Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q and subject to the foregoing, our Chief Executive Officer (and Acting Chief Financial Officer) has concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

In the normal course of business, the Company is occasionally named as a defendant in various lawsuits. On March 14, 2007, a stockholder filed an action against the Company seeking money damages in the San Diego Superior Court for the County of San Diego, asserting claims of intentional misrepresentation, negligent misrepresentation, fraudulent concealment, and negligence. The Company has successfully appealed the Superior Court's denial of its motion to compel arbitration. The Company intends to vigorously defend its interests in this matter and expects that the resolution of this matter will not have a material adverse effect on its business, financial condition, results of operations, or cash flows. However, due to the uncertainties in litigation, no assurance can be given as to the outcome of these proceedings.

Item 1A.          Risk Factors

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4.             Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on Thursday, June 5, 2008.  The following matters were voted upon at the meeting and were adopted by the margins indicated:

1. The stockholders elected five Directors to hold office until the 2009 Annual Meeting of Stockholders or until his or her successor is elected and qualified.

	Number of Shares
Name of Director Elected	For	Withheld
Humphrey Polanen	9,588,691	1,463,295
Scott Broomfield	9,588,691	1,463,295
Bart A.M. van Hedel	9,588,691	1,463,295
Louis Ryan	9,588,691	1,463,295
Vince Rossi	9,586,013	1,465,973

2. The stockholders ratified the selection by the Audit Committee of the Board of Directors of Squar, Milner, Miranda & Williamson, LLP as independent auditors of the Company for its fiscal year ending December 31, 2008.

For	10,828,816
Against	67,531
Abstain	155,639

Item 6.    Exhibits

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

10.1*
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

ST. BERNARD SOFTWARE, INC.

Date: August 12, 2008	By:	/s/ Vincent Rossi
Vincent Rossi Chief Executive Officer Acting Chief Financial Officer