Form 10-Q/A
period 2008-06-30
ST. BERNARD SOFTWARE, INC.
filed 2008-08-27
CIK 1288496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q is being filed to amend the Quarterly Report on Form 10-Q for the period ended June 30, 2008 of St. Bernard Software, Inc. (“St. Bernard” or the “Company”), originally filed on August 12, 2008, solely to correct a typographical error of $122,000 made by our financial printers for “Noncash interest expense” that should have been included in the “Cash Flows From Operating Activities” section of the Company’s Unaudited Consolidated Statement of Cash Flows.  The “Net cash used in operating activities” remains unchanged at approximately $2.1 million, but the omitted line item within the cash flow statement has been inserted to correct the omission.

Except as described above, no other changes have been made to the Original Filing. The Original Filing, as amended, continues to speak as of the date of the Original Filing.  As part of the Amended Filing, Exhibits 31.1 and 31.2 containing the certifications of our Chief Executive Officer and Acting Chief Financial Officer that were filed as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amended Filing.

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

St. Bernard Software, Inc.

Unaudited Consolidated Statements of Cash Flows

	Six months ended June 30,
	2008	2007

Cash Flows From Operating Activities
Net loss	$(1,339,000)	$(5,667,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	321,000	740,000
Allowance for doubtful accounts	11,000	(32,000)
Gain on sale of assets	(320,000)	(3,463,000)
Stock-based compensation expense	334,000	581,000
Noncash interest expense	122,000	2,000
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(525,000)	(92,000)
Inventories	(187,000)	4,000
Prepaid expenses and other assets	38,000	(24,000)
Accounts payable	(911,000)	(564,000)
Accrued expenses and other current liabilities	(242,000)	72,000
Deferred rent	51,000	-
Deferred revenue	582,000	1,031,000
Net cash used in operating activities	(2,065,000)	(7,412,000)

Cash Flows From Investing Activities
Additional costs related to purchase of business	-	(83,000)
Purchases of fixed assets	(4,000)	(231,000)
Proceeds from the sale of assets	320,000	1,200,000
Net cash provided by investing activities	316,000	886,000

Cash Flows From Financing Activities
Proceeds from stock option and warrant exercises	-	30,000
Proceeds from the sales of stock under the employee stock purchase plan	6,000	-
Principal payments on capitalized lease obligations	(74,000)	(51,000)
Net increase in short-term borrowings	896,000	2,042,000
Net cash provided by financing activities	828,000	2,021,000
Net Decrease in Cash and Cash Equivalents	(921,000)	(4,505,000)
Cash and Cash Equivalents at Beginning of Period	1,297,000	4,842,000
Cash and Cash Equivalents at End of Period	$376,000	$337,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$190,000	$125,000
Income taxes	$-	$2,000

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

PART II – OTHER INFORMATION

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

ST. BERNARD SOFTWARE, INC.

Date: August 26, 2008	By:	/s/ Vincent Rossi
Vincent Rossi Chief Executive Officer Acting Chief Financial Officer