Form 10-Q
period 2008-09-30
ST. BERNARD SOFTWARE, INC.
filed 2008-11-12
CIK 1288496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-Q
__________________

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

As of November 12, 2008 there were 14,783,090 shares of the registrant’s common stock outstanding.

ST. BERNARD SOFTWARE, INC.
For the Quarter Ended September 30, 2008
Form 10-Q

PART I – FINANCIAL INFORMATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements”. To the extent that the information presented in this Quarterly Report discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking.

Certain statements contained in this report including, but not limited to, statements that can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this interim report could differ materially from those stated in such forward-looking statements due to various factors, including but not limited to, the fact that we derive a majority of our revenue from sales of a few product lines, our ability to manage our direct sales and OEM distribution channels effectively, our ability to successfully promote awareness of our brand and the need for our products, risks associated with the IT security industry and those other risks and uncertainties detailed in filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q.

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

Item 1.	Consolidated Financial Statements

St. Bernard Software, Inc.

Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)

Assets

Current Assets
Cash and cash equivalents	$722,000	$1,297,000
Accounts receivable - net of allowance for doubtful
accounts of $83,000 and $59,000 at September 30, 2008 and	3,580,000	3,255,000
December 31, 2007, respectively
Inventories - net	384,000	158,000
Prepaid expenses and other current assets	508,000	440,000

Total current assets	5,194,000	5,150,000

Fixed Assets - Net	884,000	1,301,000

Other Assets	174,000	215,000

Goodwill	7,568,000	7,568,000
Total Assets	$13,820,000	$14,234,000

Liabilities and Stockholders’ Deficit

Current Liabilities
Short-term borrowings	$2,462,000	$1,566,000
Accounts payable	1,565,000	3,026,000
Accrued compensation expenses	898,000	1,188,000
Accrued expenses and other current liabilities	356,000	406,000
Current portion of capitalized lease obligations	159,000	153,000
Deferred revenue	10,439,000	9,589,000

Total current liabilities	15,879,000	15,928,000

Deferred Rent	138,000	232,000

Capitalized Lease Obligations, Less Current Portion	51,000	170,000

Deferred Revenue	6,537,000	5,860,000
Total liabilities	22,605,000	22,190,000

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.01 par value; 5,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares
authorized; 14,783,090 and 14,760,052 shares issued
and outstanding at September 30, 2008 and December 31, 2007,
respectively	148,000	148,000
Additional paid-in capital	40,093,000	39,079,000
Accumulated deficit	(49,026,000)	(47,183,000)
Total stockholders’ deficit	(8,785,000)	(7,956,000)
Total Liabilities and Stockholders’ Deficit	$13,820,000	$14,234,000

The accompanying notes are an integral part of these consolidated financial statements.

	St. Bernard Software, Inc.

	Unaudited Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenues
Subscription	$3,519,000	$3,582,000	$10,250,000	$10,955,000
Appliance	906,000	622,000	2,668,000	2,249,000
License	2,000	253,000	18,000	1,668,000
Total Revenues	4,427,000	4,457,000	12,936,000	14,872,000

Cost of Revenues

Subscription	545,000	912,000	1,658,000	3,012,000
Appliance	612,000	400,000	1,848,000	1,736,000
License	-	4,000	5,000	55,000
Total Cost of Revenues	1,157,000	1,316,000	3,511,000	4,803,000

Gross Profit	3,270,000	3,141,000	9,425,000	10,069,000

Sales and marketing expenses	1,828,000	2,848,000	5,709,000	10,322,000
Research and development expenses	629,000	1,157,000	2,128,000	4,806,000
General and administrative expenses	1,322,000	1,690,000	3,897,000	6,559,000
Impairment expenses	-	3,262,000	-	3,262,000
Total Operating Expenses	3,779,000	8,957,000	11,734,000	24,949,000

Loss from Operations	(509,000)	(5,816,000)	(2,309,000)	(14,880,000)

Other (Income) Expense
Interest expense - net	230,000	73,000	530,000	145,000
Gain on sale of assets	(244,000)	(7,967,000)	(564,000)	(11,430,000)
Other Income (loss)	9,000	(98,000)	(435,000)	(107,000)
Total Other Income	(5,000)	(7,992,000)	(469,000)	(11,392,000)
Income (Loss) Before Income Taxes	(504,000)	2,176,000	(1,840,000)	(3,488,000)

Income tax expense	-	-	3,000	4,000
Net Income (Loss)	$(504,000)	$2,176,000	$(1,843,000)	$(3,492,000)

Income (Loss) Per Common Share - Basic	$(0.03)	$0.15	$(0.12)	$(0.24)
Income (Loss) Per Common Share - Diluted	$(0.03)	$0.15	$(0.12)	$(0.24)

Weighted Average Shares Outstanding - Basic	14,783,090	14,759,671	14,775,832	14,772,774
Weighted Average Shares Outstanding - Diluted	14,783,090	14,804,689	14,775,832	14,772,774

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.

Unaudited Consolidated Statement of Stockholders' Deficit

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2007	14,760,052	$148,000	$39,079,000	$(47,183,000)	$(7,956,000)
Common stock issued under the employee stock purchase plan	23,038	-	11,000	-	11,000
Stock-based compensation expense	-	-	668,000	-	668,000
Value of warrants issued in connection with debt	-	-	335,000	-	335,000
Net loss	-	-	-	(1,843,000)	(1,843,000)
Balance at September 30, 2008	14,783,090	$148,000	$40,093,000	$(49,026,000)	$(8,785,000)

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.

Unaudited Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2008	2007
Cash Flows From Operating Activities
Net loss	$(1,843,000)	$(3,492,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	455,000	927,000
Allowance for doubtful accounts	24,000	(256,000)
Gain on sale of assets	(563,000)	(11,430,000)
Impairment of intangible assets related to the acquisition of AgaveOne	-	3,262,000
Stock-based compensation expense	668,000	841,000
Noncash interest expense	246,000	7,000
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(349,000)	1,351,000
Inventories	(226,000)	(59,000)
Prepaid expenses and other assets	(64,000)	(218,000)
Accounts payable	(1,461,000)	(1,421,000)
Accrued expenses and other current liabilities	(344,000)	(482,000)
Deferred revenue	1,526,000	1,254,000
Net cash used in operating activities	(1,931,000)	(9,716,000)

Cash Flows From Investing Activities
Additional costs related to an acquisition	-	(109,000)
Purchases of fixed assets	(7,000)	(286,000)
Proceeds from the sale of assets	570,000	7,413,000
Net cash provided by investing activities	563,000	7,018,000

Cash Flows From Financing Activities
Proceeds from stock option and warrant exercises	-	30,000
Proceeds from the sales of stock under the employee stock purchase plan	11,000	15,000
Principal payments on capitalized lease obligations	(114,000)	(86,000)
Net increase in short-term borrowings	896,000	704,000
Net cash provided by financing activities	793,000	663,000
Net Decrease in Cash and Cash Equivalents	(575,000)	(2,035,000)
Cash and Cash Equivalents at Beginning of Period	1,297,000	4,842,000
Cash and Cash Equivalents at End of Period	$722,000	$2,807,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$265,000	$205,000
Income taxes	$-	$2,000

Non Cash Investing and Financing Activities:

In January 2008, the Company issued warrants to purchase up to 140,350 shares of the of the Company's common stock in connection with the amendment of a loan agreement.  Deferred debt issuance costs of $58,000 were recorded based on the estimated fair value of the warrants. See Note 3.

In January 2008, the Company issued warrants to purchase up to 460,526 shares of the Company's common stock in connection with a loan agreement. Debt discount of $151,000 was recorded based on the estimated relative fair value of the warrants. See Note 3.

In July 2008, the Company issued warrants to purchase up to 450,000 shares of the Company's common stock in connection with a loan agreement.  Deferred debt issuance costs of $125,000 were recorded based on the estimated fair value of the warrants.  See Note 3.

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

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

St. Bernard Software, Inc., a Delaware corporation (“we,” “us,”  “our,” the “Company,” or “St. Bernard”) is a software development company that designs, develops, and markets Secure Content Management (“SCM”) and policy compliance solutions to small, medium, and enterprise class customers. The Company sells its products through distributors, dealers, and original equipment manufacturers (“OEM”), and directly to network managers and administrators worldwide.

 Basis of presentation

The consolidated balance sheet as of September 30, 2008, the consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, the consolidated statement of stockholders’ deficit for the nine months ended September 30, 2008, and the consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, stockholders’ deficit, and cash flows for the interim periods presented. The consolidated balance sheet as of December 31, 2007 was derived from the Company’s audited financial statements. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2008. These consolidated financial statements should be read in conjunction with the Company’s December 31, 2007 consolidated financial statements and notes thereto included in the Company’s Annual Report filed on Form 10-KSB with the Securities and Exchange Commission on March 20, 2008.

The consolidated financial statements include our accounts and those of our subsidiaries which include our operations in the UK and Australia.  The Company closed its European and Australian sales and marketing offices in 2007. All inter-company balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates used in preparing the consolidated financial statements include those assumed in computing revenue recognition, the allowance for doubtful accounts, warranty liability, the valuation allowance on deferred tax assets, testing goodwill for impairment, and stock-based compensation.

Liquidity

As of September 30, 2008, the Company had approximately $0.7 million of cash and cash equivalents and a working capital deficit of $10.7 million.  Approximately $10.4 million of our current liability balance at September 30, 2008 consists of deferred revenues, which represents amounts that will be amortized into revenue as they are earned in future periods. The Company also had a stockholders’ deficit of approximately $8.8 million at September 30, 2008.

The Company has a history of losses and has not yet been able to achieve profitability. For the three and nine months ended September 30, 2008, the Company incurred net losses of $0.5 million and $1.8 million, respectively, and through September 30, 2008 has recorded a cumulative net loss of $49.0 million. During the fourth quarter of 2007 and through the second quarter of 2008, the Company made substantial changes to the cost structure of its business. These changes included the closure of its sales and marketing offices in Europe and Australia, reducing headcount to be in line with the current size of its business, renegotiating vendor contracts, and refocusing its marketing strategy around its core business. In addition to these changes, the Company entered into a Loan and Security Agreement (the “PFG Loan Agreement”) with Partners for Growth II, L.P. (“PFG”) in July 2008 for the amount of $1.5 million. See Note 3.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company believes that its existing cash resources, combined with projected billings, implemented cost reductions, and borrowing availability under existing credit facilities, will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected revenue will be achieved or the improvement in operating results will occur. In the event cash flow from operations is not sufficient, the Company may require additional sources of financing in order to maintain its current operations. These additional sources of financing may include public or private offerings of equity or debt securities. Whereas management believes it will have access to these financing sources, no assurance can be given that additional sources of financing will be available on acceptable terms, on a timely basis, or at all.

Loss per common share

Basic loss per common share is calculated by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share includes the components of basic loss per common share and also gives effect to dilutive common stock equivalents. Potentially dilutive common stock equivalents include stock options and warrants. No dilutive effect was calculated for the three months ended September 30, 2008 and nine months ended September 30, 2008 and 2007, as the Company reported a net loss in each period and the effect would have been anti-dilutive. However, for the three months ended September 30, 2007, 45,018 shares were dilutive as the Company reported net income.

New accounting standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principle” (“SFAS 162”).  SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities.  SFAS 162 will be effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411.  The Company is currently evaluating the impact, if any, this statement will have on its financial position, cash flows, or results of operations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company does not expect FSP FAS 142-3 to have a material impact on its financial statements.

On February 15, 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS No. 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The Company adopted SFAS 159 on January 1, 2008.  The adoption of SFAS 159 did not have a material impact on its financial position, cash flows, or results of operations.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. This statement applies in those instances where other accounting pronouncements require or permit fair value measurements and the board of directors has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change the current practice. In February 2008, the FASB issued FSP FAS 157-2 which defers the effective date of SFAS 157 for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequent recurring basis, until years beginning after November 15, 2008.  The Company’s adoption of SFAS 157 for its financial assets and liabilities on January 1, 2008 did not have a material impact on the Company’s financial position, cash flows, or results of operations.  The Company is currently reviewing the adoption requirements related to our non-financial assets and liabilities and has not yet determined the impact, if any, this will have on our financial position, cash flows, or results of operations.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

Reclassifications

Certain prior year reclassifications have been made for consistent presentation. These reclassifications have no effect on previously reported net income.

2. Stock-based Compensation Expense

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R (revised 2004), “Share-based Payment” (“SFAS 123R”) using the modified prospective method. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 are based upon the grant date fair value estimated in accordance with SFAS 123R.

The Company has non-qualified and incentive stock option plans (together, the “Plans”) providing for the issuance of options to employees and others as deemed appropriate by the Board of Directors. Terms of options issued under the Plans include an exercise price equal to the estimated fair value (as determined by the Board of Directors) at the date of grant, vesting periods generally between three and five years, and expiration dates not to exceed ten years from the date of grant. The determination of fair value of the Company’s stock is derived using the value of the stock price at the grant date.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based compensation, the expected stock price volatility factor, and the pre-vesting option forfeiture rate. The weighted average fair value of options granted during the nine months ended September 30, 2008 and 2007 was calculated using the Black-Scholes option pricing model using the valuation assumptions in the table below. The Company estimates the expected life of stock options granted based upon management’s consideration of the historical life of the options and the vesting and contractual period of the options granted. The Company estimates the expected volatility factor of its common stock based on the weighted average of the historical volatility of three publicly traded surrogates of the Company and the Company’s implied volatility from its common stock price. The Company applies its risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The Company has no history or expectation of paying any cash dividends on its common stock.  Forfeitures were estimated based on historical experience.

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Average expected life (years)	6.5	6.5
Average expected volatility factor	71.5%	75.0%
Average risk-free interest rate	3.8%	4.8%
Average expected dividend yield	0	0

Total stock-based compensation expense was approximately $334,000 and $260,000 for the three months ended September 30, 2008 and 2007, respectively, and $668,000 and $841,000 for the nine months ended September 30, 2008 and 2007, respectively. The stock-based compensation expenses were charged to operating expenses. The earnings per share effect as a result of the stock based compensation expense was approximately $0.02 and $0.05, respectively, for the three and nine months ended September 30, 2008. The tax effect was immaterial.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

The following is a summary of stock option activity under the Plans as of December 31, 2007 and changes during the nine months ended September 30, 2008:

	Number of Shares Outstanding	Weighted Average Exercise Price

Options outstanding at December 31, 2007	2,074,861	$1.77
Granted	1,084,500	$0.48
Exercised	—	$—
Forfeited	(597,594)	$1.46
Options outstanding at September 30, 2008	2,561,767	$1.30

Additional information regarding options outstanding as of September 30, 2008 is as follows:

Range of Exercise Prices		Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.36	to $0.36	8,000	9.77	$0.36	—	$—
$0.40	to $0.40	574,500	9.89	$0.40	—	$—
$0.45	to $0.54	76,000	9.60	$0.50	—	$—
$0.57	to $0.57	375,000	9.16	$0.57	—	$—
$0.58	to $0.58	3,000	9.50	$0.58	—	$—
$0.59	to $0.59	309,404	8.94	$0.59	21,404	$0.59
$0.60	to $1.80	174,949	6.95	$1.01	128,054	$1.02
$1.90	to $1.90	275,000	8.22	$1.90	159,843	$1.90
$1.95	to $1.95	547,521	7.84	$1.95	365,483	$1.95
$3.71	to $5.20	218,393	6.11	$4.05	168,143	$4.16

$0.36	to $5.20	2,561,767	8.52	$1.30	842,927	$2.21

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2008 was approximately $78,000 and $0, respectively. The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2007 was approximately $39,000 and $25,000, respectively. The aggregate intrinsic value represents the total intrinsic value based upon the stock price of $0.53 at September 30, 2008.

As of September 30, 2008, there was approximately $1.6 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the option plans. The cost is expected to be recognized over a weighted average period of 2.19 years.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Debt

Credit Facility

On May 15, 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, a California corporation (“SVB”) which was subsequently amended on January 25, 2008 (“SVB Loan Amendment”).  Pursuant to the terms of the SVB Loan Amendment, among other things, SVB (i) refinanced the existing term loan with the proceeds of an advance under the revolving line of credit (and terminated the term loan facility), (ii) reduced the revolving line of credit provided to St. Bernard to an amount not to exceed $2,000,000, (iii) increased the interest rate on the revolving line of credit to 3% (from 2%) over the greater of the prime rate or 7.5%, (iv) modified the tangible net worth covenant, and (v) took a security interest in St. Bernard’s intellectual property. At September 30, 2008, the effective interest rate was 10.5%.  As of September 30, 2008, the balance on the line of credit with SVB was $1.7 million and the Company was in compliance with the above stated covenants and restrictions.

In connection with the execution of the SVB Loan Amendment, St. Bernard issued warrants to SVB, which allows SVB to purchase up to 140,350 shares of St. Bernard common stock at an exercise price of $0.57 per share. The warrants expire on the seventh anniversary of their issue date. The Company recorded deferred debt issue costs in the amount of $58,000, based on the estimated fair value allocated to the warrants using the following assumptions; 75.35% volatility, risk free interest rate of 3.61%, an expected life of seven years and no dividends.  Amortization of the debt issuance costs, including amounts recorded as a debt discount for warrants previously issued for three and nine months ended September 30, 2008, which is being recorded as interest expense, was approximately $23,000 and $81,000, respectively. Furthermore, St. Bernard agreed to grant SVB certain piggyback registration rights with respect to the shares of common stock underlying the warrants.

Bridge Loan

On January 25, 2008, St. Bernard Software, Inc. entered into a Loan Agreement (the "Agility Loan Agreement") with Agility Capital, LLC ("Agility"). Pursuant to the terms of the Agility Loan Agreement, Agility provided St. Bernard with a non-revolving term loan in the amount of $750,000, at a 15% fixed interest rate (the “Agility Loan”). Beginning March 1, 2008, and on the first day of each month thereafter until July 1, 2008, St. Bernard was required to pay to Agility $25,000 plus accrued but unpaid interest. Beginning July 1, 2008, and on the first day of each month thereafter, St. Bernard was required to pay Agility $50,000 plus accrued interest.  The obligations under the Agility Loan Agreement were secured by substantially all of St. Bernard's assets subordinated by the SVB Loan Amendment.

In July 2008, the entire outstanding balance on the Agility Loan, approximately $562,000, was paid using the proceeds from a new loan from Partners for Growth II, LP (“PFG”).

In connection with the execution of the Agility Loan Agreement, St. Bernard issued warrants to Agility (the "Agility Warrants"), which allows Agility to purchase up to 463,500 shares of St. Bernard common stock at an exercise price equal to $0.57 per share. The Agility Warrants expire on the seventh anniversary of their issue date. The Company estimated the fair value of the warrants to be $190,000 using the following assumptions; 75.35% volatility, risk free interest rate of 3.61%, an expected life of seven years and no dividends.  In accordance with Accounting Principles Board Opinion No. 14, the relative fair value of the warrants, estimated to be approximately $151,000, was recorded as debt discount.   Amortization of the debt discount for three and nine months ended September 30, 2008, which is being recorded as interest expense, was approximately $89,000 and $151,000, respectively. The Agility Warrants contains anti-dilution protection in the event of a debt or equity financing, with respect to the exercise price and number of shares. Furthermore, St. Bernard granted Agility piggyback registration rights with respect to the shares of common stock underlying the Agility Warrants. In July 2008, the remaining unamortized balance of the previously recorded debt discount was amortized to interest expense in connection with the full repayment of the Agility Loan.

On July 21, 2008, the Company entered into a Loan Agreement with PFG, which became effective on July 23, 2008. Pursuant to the terms of the PFG Loan Agreement, PFG provided St. Bernard with a revolving line of credit in an amount not to exceed the lesser of (a) $1,500,000 at any one time outstanding or (b) up to 30% of the amount of St. Bernard’s aggregate Eligible Billings (as defined in the PFG Loan Agreement) over a rolling three month period calculated monthly.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

The annual interest rate on the PFG Loan is set at the Prime Rate, quoted by SVB as its Prime Rate from time to time, plus 3% (the “Applicable Rate”).  At September 30, 2008, the effective interest rate was 8%. St. Bernard is required to maintain a minimum borrowing amount of at least $750,000 (the “Minimum Borrowing Amount”) or pay PFG a minimum interest amount (the “Minimum Interest Amount”) equal to $750,000, multiplied by the Applicable Rate, and further multiplied by the number of days (based on a 360-day year) from the date of such failure to maintain the Minimum Borrowing Amount to the Maturity Date (as defined in the PFG Loan Agreement).  Pursuant to the terms of the PFG Loan Agreement, St. Bernard paid PFG a one-time commitment fee of $30,000 and agreed to reimburse PFG for PFG’s reasonable attorneys’ fees in connection with the negotiation of the PFG Loan Agreement.

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

The PFG Loan Agreement contains affirmative, negative and financial covenants customary for credit facilities of this type, including, among other things, limitations on indebtedness, liens, sales of assets, mergers, investments, and dividends.  The PFG Loan Agreement also requires that St. Bernard maintain a Modified Net Income (as defined in the PFG Loan Agreement) greater than zero. The PFG Loan Agreement contains events of default customary for credit facilities of this type (with customary grace or cure periods, as applicable) and provides that upon the occurrence and during the continuance of an event of default, among other things, the interest rate on all borrowings will be increased, the payment of all borrowings may be accelerated, PFG’s commitments may be terminated and PFG shall be entitled to exercise all of its rights and remedies, including remedies against collateral.  At September 30, 2008, the Company was in compliance with the above stated covenants.

In connection with the execution of the PFG Loan Agreement, St. Bernard issued a warrant to PFG on July 21, 2008 (the “Warrant”), which allows PFG to purchase up to 450,000 shares of St. Bernard common stock at an exercise price equal to $0.46 per share. The Warrant expires on July 20, 2013.  The Company recorded deferred debt issue costs in the amount of $125,000, based on the estimated fair value allocated to the warrants using the following assumptions; 69.07% volatility, risk free interest rate of 4.09%, an expected life of five years and no dividends. Amortization of the debt issuance costs for three months ended September 30, 2008, which is being recorded as interest expense, was approximately $12,000. As of September 30, 2008, the balance on the PFG Loan Agreement was $750,000.

4. Stockholders’ Deficit

Warrants

As of September 30, 2008 and December 31, 2007, a total of 9,803,954 and 8,750,104 shares of common stock, respectively, were reserved for issuance for the exercise of warrants at exercise prices ranging from $0.46 to $5.00 per share.  During the nine months ended September 30, 2008, warrants to purchase an aggregate of 1,053,850 shares of common stock at exercise prices of $0.46 to $0.57 per share were granted in connection with the loan agreements described above. There were no warrants that were exercised or expired during this period.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Related Party Transactions

During 2007, a stockholder and former member of the Board of Directors provided legal services to the Company in the ordinary course of business. Billings for such services totaled approximately $4,000 for the three months ended September 30, 2007 and $641,000 for the nine months ended September 30, 2007. Amounts due at December 31, 2007 were approximately $400,000.  The Company settled the amounts due with this related party for approximately $179,000 resulting in a gain of $246,000 during the three months ended March 31, 2008. No such services were rendered in 2008.

The Company previously occupied office space provided by an affiliate of certain officers and directors of the Company. The Company paid this affiliate $7,500 per month to lease 2,000 square feet of office space in Amsterdam. The lease was terminated on February 15, 2008.

6. Sales and Revenue Concentration

The Company considers itself to operate within one business segment, Secure Content Management (“SCM”). For the nine months ended September 30, 2008 and 2007, approximately 92% and 94%, respectively, of the Company’s revenue was in North America, the remaining 8% and 6%, respectively, were disbursed over the rest of the world.

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

OVERVIEW

Our Business

We design, develop, and market Secure Content Management, SCM, and policy compliance solutions to small, medium, and enterprise class customers.  These SCM solutions enable our customers to efficiently filter and manage employee usage of internet, e-mail and instant messaging, or IM. We also provide an on-demand archiving solution for internet usage, e-mail and IM that supports our customers’ policy requirements for message retention and discovery.  Our solutions are delivered as appliances and as on-demand software as a service, or SaaS.

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

We have invested significantly in research and development activities, and for the nine months ended September 30, 2008 and 2007 spent $2.1 million and $4.8 million, respectively, on research and development. Our research and development efforts have focused on network based secure content management solutions and expanding our product portfolio into new delivery models, such as SaaS, and additional secure content management markets, such as messaging security.  We anticipate research and development expenses to increase for the remainder of 2008 and to an even greater extent in 2009 as we extend the core functionality and features within our core products.

Our Strategy

During the first half of 2008, we started to deliver a “hybrid” secure content management family of products. We believe that this “hybrid” product strategy differentiates us from our competitors enabling us to grow faster than our competition.  We have also realigned our sales and marketing efforts to allow us to better serve medium-sized and enterprise class customers in conjunction with this strategy.

Our Financial Results

We reported revenues of $4.4 million for the three months ended September 30, 2008, compared to $4.5 million in the same period in 2007, a decrease of 2.2%; a net loss for the three months ended September 30, 2008 of $0.5 million, compared to a net income of $2.2 million in the same period in 2007; and net basic and diluted loss per share for the three months ended September 30, 2008 of $0.03, compared to a net basic and diluted income per share of $0.15 reported in the same period in 2007. The decrease in the basic and diluted loss per share was primarily attributable to a decrease in operating expenses of $5.2 million, offset by a quarter over quarter decrease in the gain on the sale of assets for the three months ended September 30, 2008 of $0.2 million compared to $8.0 million for the same period in 2007.  (See section below titled “Gain on Sale of Assets”.)

We reported revenues of $12.9 million for the first nine months of 2008 compared to $14.9 million in the same period in 2007, a decrease of 13.4%; a net loss for the first nine months of 2008 of $1.8 million, compared to a net loss of $3.5 million in the same period in 2007; and net basic loss per share for the first nine months of 2008 of $0.12, compared to $0.24 reported in the same period in 2007.

Cash used in operations was $1.9 million and  $9.7 million for the nine months ended September 30, 2008 and 2007, respectively. The net decrease in use of cash was due primarily to lower operating losses and substantial changes to the cost structure of our business.

On January 25, 2008, we amended our line of credit agreement with SVB which was established on May 15, 2007. See section below titled, “Credit Facility” for the terms of the original and amended agreement with SVB. The outstanding balance on the line of credit with SVB was $1.7 million as of September 30, 2008.

On July 21, 2008, we entered into a Loan Agreement with PFG, which became effective on July 23, 2008. Pursuant to the terms of the Loan Agreement, PFG provided us with a revolving line of credit in the amount not to exceed the lesser of (a) $1,500,000 at any one time outstanding or (b) 30% of the amount of St. Bernard’s aggregate Eligible Billings over a rolling three month period calculated monthly. The line of credit was used to pay off approximately $562,000, which was the remaining outstanding balance on the bridge loan with Agility.  See Note 7.

During the nine months ended September 30, 2008, we continued to invest in product development. Our efforts have been directed toward continual improvement of our secure content management appliances and system protection products. In addition, we have developed the next generation of Hybrid Solutions and the integration of our iPrism and LivePrism products.

Critical Accounting Policies and Estimates

There are several accounting policies that are critical to understanding our historical and future performance.  These policies affect the reported amounts of revenue and other significant areas in our reported financial statements and involve management’s judgments and estimates. These critical accounting policies and estimates include:

•	revenue recognition;

•	warranty liability;

•	allowance for doubtful accounts;

•	impairment of goodwill and long-lived assets;

•	accounting for income taxes; and

•	accounting for stock options.

Please refer to the” Management’s Discussion and Analysis of Financial Condition and Results of Operation” located within our 10-KSB filed on March 20, 2008 for the year ended December 31, 2007 for further discussion of our  “Summary of Significant Accounting Policies and Estimates”. There have been no material changes to these accounting policies during the nine months ended September 30, 2008.

Results of Operations of St. Bernard

Comparisons of the Three Months Ended September 30, 2008 and 2007 (in millions, except percentages)

Revenues

	For the
	Three Months Ended
	September 30,
	2008	2007	% Change
Total revenues	$4.4	$4.5	(2.2)%

Revenues decreased $0.1 million for the three months ended September 30, 2008, compared to the same period in 2007, primarily due to an increase of $0.5 million in our core product line revenue, which includes iPrism, offset by a decrease of $0.6 million in our UpdateEXPERT and Open File Manager revenue. We sold the UpdateEXPERT product line to Shavlik Technologies, LLC, (“Shavlik”) in January 2007, and we sold the Open File Manager product line to EVault, Inc., a wholly owned subsidiary of Seagate Technology, Inc., (“EVault”) in August 2007. See discussion of changes in subscription revenues, appliance revenues, and license revenues below.

Subscription Revenues

	For the
	Three Months Ended
	September 30,
	2008	2007	% Change

Subscription revenues	$3.5	$3.6	(2.8)%
As a percentage of revenues	79.5%	80.0%

For the three months ended September 30, 2008, our subscription revenues decreased $0.1 million compared to the same period in 2007 primarily due to an increase of $0.2 million in our core product line revenue, which includes iPrism, offset by a decrease of $0.3 million in revenue resulting from the sale in January 2007 and August 2007, respectively, of our UpdateEXPERT and Open File Manager product lines. We expect our subscription revenues to increase in future periods through increases to the customer base of our core product lines. The subscription renewal rates for our products traditionally range from 75% to 95%.

Appliance Revenues

	For the
	Three Months Ended
	September 30,
	2008	2007	% Change

Appliance revenues	$0.9	$0.6	50.0%
As a percentage of revenues	20.5%	13.3%

For the three months ended September 30, 2008, appliance revenue increased approximately $0.3 million compared to the same period in 2007. This increase is the result of additional units shipped, as well as the higher selling price of our h-series appliances. We have seen a noticeable shift in customer demand toward the higher-end models during 2008. We expect appliance revenue to continue to increase in future periods due to the increased efforts of our sales team to upsell our customers these appliances which are designed to enhance the iPrism web filtering capabilities.

License Revenues

	For the
	Three Months Ended
	September 30,
	2008	2007	% Change
License revenues	$0.0	$0.3	(100.0)%
As a percentage of revenues	0.0%	6.7%

For the three months ended September 30, 2008 our net license revenues were almost non-existent decreasing  approximately $0.3 million compared to the same period in 2007.  This decrease was due primarily to the loss of UpdateEXPERT and Open File Manager license revenues resulting from the sale of these product lines in 2007. We do not anticipate significant license revenues in future periods.

Cost of Revenues

	For the
	Three Months Ended
	September 30,
	2008	2007	% Change

Total cost of revenues	$1.2	$1.3	(7.7)%
Gross margin percent	72.7%	71.1%

Cost of revenues consist primarily of the cost of contract manufactured hardware, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Cost of revenues decreased $0.1 million for the three months ended September 30, 2008 compared to the same period in 2007 while gross margin increased 1.6%.  This is primarily due to a decrease in the costs associated with subscription revenue, which includes direct subscription and payroll costs for the technical operations group that maintains the various databases and the technical support group, offset by an increase in the costs of appliance revenues. See the discussion of changes in the cost of subscription and appliance revenue below.

Cost of Subscription Revenues

	For the
	Three Months Ended
	September 30,
	2008	2007	% Change

Total cost of subscription revenues	$0.5	$0.9	(44.4)%
Gross margin percent	85.7%	75.0%

The cost of subscription revenues includes the technical operations group that maintains the various databases and the technical support group. Due to the sale of UpdateEXPERT and Open File Manager in January and August 2007, respectively, costs related to these two product lines were non-existent for the three months ended September 30, 2008. In addition, payroll and other direct expenses related to our core product line, which includes iPrism, decreased in the three months ended September 30, 2008 compared to the same period in 2007 due primarily to a reduction in workforce.

Cost of Appliance Revenues

	For the
	Three Months Ended
	September 30,
	2008	2007	% Change

Total cost of appliance revenues	$0.6	$0.4	50.0%
Gross margin percent	33.3%	33.3%

The cost of appliance revenues, which includes contract manufactured equipment, packaging, and freight, increased $0.2 million for the three months ended September 30, 2008 compared to the same period in 2007. This increase is due to the fact that we shipped out more appliance units during the period ended 2008.

Sales and Marketing

	For the
	Three Months Ended
	September 30,
	2008	2007	% Change

Total sales and marketing	$1.8	$2.8	(35.7)%
As a percentage of revenues	40.9%	62.2%

Sales and marketing expenses consist primarily of salaries and related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the three months ended September 30, 2008, the sales and marketing expenses decreased 35.7%, or $1.0 million, over the same period in 2007. The decrease was attributable to our cost reduction efforts and the closure of our sales offices in Europe and Australia during the fourth quarter of 2007. The most significant decreases include compensation and consulting expenses of $0.5 million and advertising expenses of $0.5 million.

Research and Development

	For the
	Three Months Ended
	September 30,
	2008	2007	% Change

Total research and development	$0.6	$1.2	(50.0)%
As a percentage of revenues	13.6%	26.7%

Research and development expense consists primarily of salaries and related benefits, third-party consultant fees and other engineering related costs. The decrease of $0.6 million for the three months ended September 30, 2008 compared to the same period in 2007 was primarily the result of a decrease in compensation expenses related to layoffs and the sale of UpdateExpert and Open File Manager. In total, we hade 18 fewer research and development employees for the period ended September 30, 2008 versus the same period in 2007.

We anticipate research and development expenses to increase for the remainder of 2008 and to an even greater extent in 2009 as we extend the core functionality and features within our core products.

General and Administrative

	For the
	Three Months Ended
	September 30,
	2008	2007	% Change

Total general and administrative	$1.3	$1.7	(23.5)%
As a percentage of revenues	29.5%	37.8%

General and administrative expenses, which consist primarily of salaries, related benefits, and fees for professional services, such as legal and accounting services, decreased $0.4 million for the three months ended September 30, 2008, compared to the same period in 2007, due to our extensive cost cutting efforts. The most significant decreases in the third quarter of 2008 included decreases in compensation expenses of $0.1 million, lease and rent expenses of $0.1 million, and legal and insurance costs of $0.1 million.

Impairment

	For the
	Three Months Ended
	September 30,
	2008	2007	% Change

Total impairment	$0.0	$3.3	(100.0)%
As a percentage of revenues	0.0%	73.3%

 An impairment charge of $3.3 million was recorded at September 30, 2007 to write-down the intangible assets related to the acquisition of AgaveOne to zero.  No such write-downs occurred during the quarter ended September 30, 2008.

Interest and Other Income, Net

	For the
	Three Months Ended
	September 30,
	2008	2007

Total interest and other income, net	$0.2	$0.0
As a percentage of revenues	4.5%	0.0%

Interest and other income, net, includes interest expense, interest income, and other income. The increase for the three months ended September 30, 2008 over the same period in 2007 was due to the gain on the settlement of trade payables, offset by an increase in interest expense due to the increase in short-term borrowings.

Gain on Sale of Assets

	For the
	Three Months Ended
	September 30,
	2008	2007	% Change

Gain on sale of assets	$0.2	$8.0	(97.5)%
As a percentage of revenues	4.5%	177.8%

The gain on the sale of assets for the three months ended September 30, 2008 was $0.2 million as compared to approximately $8.0 million for the same period in 2007. During the first and third quarter of fiscal year 2007, we sold our UpdateExpert product line to Shavlik and Open File Manager product line to EVault and recognized a gain of approximately $ 3.6 million and $7.9 million, respectively. The gain for the three months ended September 30, 2008 consisted of the release of funds from an indemnification escrow as a result of the sale of the Open File Manager product.

Comparisons of the Nine Months Ended September 30, 2008 and 2007 (in millions, except percentages)

Revenues

	For the
	Nine Months Ended
	September 30,
	2008	2007	% Change
Total revenues	$12.9	$14.9	(13.4)%

Revenues decreased $2.0 million for the nine months ended September 30, 2008, compared to the same period in 2007 primarily due to an increase of $1.6 million in our core product line revenue, which includes iPrism, offset by a decrease of $3.6 million in our UpdateEXPERT and Open File Manager revenues. We sold the UpdateEXPERT product line to Shavlik in January 2007, and we sold the Open File Manager product line to EVault in August 2007. See discussion of changes in subscription revenues, appliance revenues, and license revenues below.

Subscription Revenues

	For the
	Nine Months Ended
	September 30,
	2008	2007	% Change

Subscription revenues	$10.3	$11.0	(6.4)%
As a percentage of revenues	79.8%	73.8%

For the nine months ended September 30, 2008, our subscription revenues decreased $0.7 million compared to the same period in 2007 primarily due to an increase of $1.3 million in our core product line revenue, which includes iPrism, offset by a decrease of $2.0 million in revenue resulting from the sale in January 2007 and August 2007, respectively, of our UpdateEXPERT and Open File Manager product lines. We expect our subscription revenues to increase in future periods through increases to our customer base in our core product lines. The subscription renewal rates for our products traditionally range from 75% to 95%.

Appliance Revenues

	For the
	Nine Months Ended
	September 30,
	2008	2007	% Change

Appliance revenues	$2.7	$2.2	22.7%
As a percentage of revenues	20.9%	14.8%

For the nine months ended September 30, 2008, appliance revenues increased approximately $0.5 million compared to the same period in 2007.  Although we shipped slightly fewer appliance units during the nine months ended September 30, 2008 compared to the same period in 2007, the increase in revenue is attributed to the higher selling price of our h-series appliances. We have seen a noticeable shift in customer demand toward the higher-end models during 2008. We expect appliance revenue to continue to increase in future periods due to the increased efforts of our sales team to upsell our customers these appliances, which are designed to enhance the iPrism web filtering capabilities.

License Revenues

	For the
	Nine Months Ended
	September 30,
	2008	2007	% Change
License revenues	$0.0	$1.7	(100.0)%
As a percentage of revenues	0.0%	11.4%

For the nine months ended September 30, 2008 our net license revenues were almost non-existent decreasing approximately $1.7 million compared to the same period in 2007.  This decrease was due primarily to the loss of UpdateEXPERT and Open File Manager license revenues resulting from the sale of these product lines in 2007. We do not anticipate significant license revenue in future periods.

Cost of Revenues

	For the
	Nine Months Ended
	September 30,
	2008	2007	% Change

Total cost of revenues	$3.5	$4.8	(27.1)%
Gross margin percent	72.9%	67.8%

Cost of revenues consist primarily of the cost of contract manufactured hardware, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Cost of revenues decreased $1.3 million for the nine months ended September 30, 2008 compared to the same period in 2007. Gross margin increased 5.1% for the nine months ended September 30, 2008 compared to the same period in 2007, primarily due to a decrease in the costs associated with subscription revenues, which includes direct subscription costs and payroll costs for the technical operations group that maintains the various databases and the technical support group, offset by an increase in the costs of appliance revenues. See the discussion of changes in the cost of subscription and appliance revenues below.

Cost of Subscription Revenues

	For the
	Nine Months Ended
	September 30,
	2008	2007	% Change

Total cost of subscription revenues	$1.7	$3.0	(43.3)%
Gross margin percent	83.5%	72.7%

The cost of subscription revenues includes the technical operations group that maintains the various databases and the technical support group. Due to the sale of UpdateEXPERT and Open File Manager in January and August 2007, respectively, costs related to these two product lines were non-existent for the nine months ended September 30, 2008. In addition, payroll and other direct expenses related to our core product line, which includes iPrism, decreased in the nine months ended September 30, 2008 compared to the same period in 2007 due primarily to a reduction in workforce.

Cost of Appliance Revenues

	For the
	Nine Months Ended
	September 30,
	2008	2007	% Change

Total cost of appliance revenues	$1.8	$1.7	5.9%
Gross margin percent	33.3%	22.7%

The cost of appliance revenues, which includes contract manufactured equipment, packaging and freight, increased $0.1 million  for the nine months ended September 30, 2008 compared to the same period in 2007.  While the increase is attributed to the higher cost of our new, higher-end h-series appliances, the increase of 10.6% in our gross margin percentage is due to the higher gross margin earned on these same appliances.

Sales and Marketing

	For the
	Nine Months Ended
	September 30,
	2008	2007	% Change

Total sales and marketing	$5.7	$10.3	(44.7)%
As a percentage of revenues	44.2%	69.1%

Sales and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the nine months ended September 30, 2008, the sales and marketing expenses decreased 44.7%, or $4.6 million, over the same period in 2007. The decrease was attributable to our cost reduction efforts and the closure of our sales offices in Europe and Australia during the fourth quarter of 2007. The most significant decreases include compensation and consulting expenses of $3.1 million and advertising expenses of $1.5 million.

Research and Development

	For the
	Nine Months Ended
	September 30,
	2008	2007	% Change

Total research and development	$2.1	$4.8	(56.3)%
As a percentage of revenues	16.3%	32.2%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The decrease of $2.7 million for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily the result of a decrease in compensation expenses related to layoffs and the sale of UpdateExpert and Open File Manager. In total, we had 18 fewer research and development employees for the period ended September 30, 2008 versus the same period in 2007. Management believes that a significant investment in research and development is required to remain competitive and we expect to continue to invest in research and development activities.

We anticipate research and development expenses to increase for the remainder of 2008 and to an even greater extent in 2009 as we extend the core functionality and features within our core products.

General and Administrative

	For the
	Nine Months Ended
	September 30,
	2008	2007	% Change

Total general and administrative	$3.9	$6.6	(40.9)%
As a percentage of revenues	30.2%	44.3%

General and administrative expenses, which consist primarily of salaries and related benefits, and fees for professional services, such as legal and accounting services, decreased $2.7 million for the nine months ended September 30, 2008, compared to the same period in 2007, mainly due to our extensive cost cutting efforts. The most significant decreases in 2008 included decreases in compensation and consulting expenses of $1.0 million, accounting, legal, and insurance costs of $0.7 million, lease and rent expenses of $0.3 million, and utilities expense of $0.2 million.

Impairment

	For the
	Nine Months Ended
	September 30,
	2008	2007	% Change

Total impairment	$0.0	$3.3	(100.0)%
As a percentage of revenues	0.0%	22.1%

An impairment charge of $3.3 million was recorded at September 30, 2007 to write-down the intangible assets related to the acquisition of AgaveOne to zero.  No such write-downs occurred during the nine months ended September 30, 2008.

Interest and Other Income, Net

	For the
	Nine Months Ended
	September 30,
	2008	2007

Total interest and other income, net	$0.1	$0.0
As a percentage of revenues	0.8%	0.0%

Interest and other income, net, includes interest expense, interest income, and other income. The increase for the nine months ended September 30, 2008 over the same period in 2007 was due to the gain on the settlement of trade payables, offset by an increase in interest expense due to the increase in short-term borrowings.

Gain on Sale of Assets

	For the
	Nine Months Ended
	September 30,
	2008	2007	% Change

Gain on sale of assets	$0.6	$11.4	(94.7)%
As a percentage of revenues	4.7%	76.5%

The gain on the sale of assets for the nine months ended September 30, 2008 was $0.6 million as compared to approximately $11.4 million for the same period in 2007. During the first and third quarter of fiscal year 2007, we sold our UpdateExpert product line to Shavlik and our Open File Manager product line to EVault recognizing a gain of approximately $ 3.6 million and $7.8 million, respectively. The gain for the nine months ended September 30, 2008 consisted primarily of funds released from an indemnification escrow as a result of the sale of the Open File Manager product.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principle” (“SFAS 162”).  SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities.  SFAS 162 will be effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411.  We are currently evaluating the impact, if any, this statement will have on our financial position, cash flows, or results of operations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We do not expect FSP FAS 142-3 to have a material impact on our financial statements.

On February 15, 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS No. 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. We adopted SFAS 159 on January 1, 2008.  The adoption of SFAS 159 did not have a material impact on our financial position, cash flows, or results of operations.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. This statement applies in those instances where other accounting pronouncements require or permit fair value measurements and the board of directors has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change the current practice. In February 2008, the FASB issued FSP FAS 157-2 which defers the effective date of SFAS 157 for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequent recurring basis, until years beginning after November 15, 2008.  Our adoption of SFAS 157 for our financial assets and liabilities on January 1, 2008 did not have a material impact on our financial position, cash flows, or results of operations. We are currently reviewing the adoption requirements related to our non-financial assets and liabilities and have not yet determined the impact, if any, this will have on our financial position, cash flows, or results of operations.

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

Cash used in operations for the nine months ended September 30, 2008 was $1.9 million compared to cash used during the nine months ended September 30, 2007 of $9.7 million. The net decrease in use of cash was due primarily to lower operating losses and substantial changes to the cost structure of our business.

Cash flows provided by investing activities for the nine months ended September 30, 2008 and 2007 was $0.6 million and $7.0 million, respectively. The cash provided by investing activities as of September 30, 2008 included the $500,000 payment for the “Holdback Amount” by EVault in satisfaction of the signed agreement between EVault and the Company for the sale of the Open File Manager product line.

Cash flows provided by financing activities for the nine months ended September 30, 2008 and 2007 was $0.8 million and $0.7 million, respectively. The increase in cash provided by financing activities in the third quarter of 2008 was primarily from the net increase in short-term borrowings.

As a result of the foregoing, the net decrease in cash and cash equivalents was $0.6 million for the nine months ended September 30, 2008 as compared to a net decrease in cash of approximately $2.0 million for the comparable period in 2007.

Losses from Operations – Liquidity

As of September 30, 2008, we had approximately $0.7 million of cash and cash equivalents and a working capital deficit of $10.7 million.  Operating losses for the three and nine months ended September 30, 2008 were $0.5 million and $2.3 million, respectively. During the nine months ended September 30, 2008, we reported a realized gain of $0.5 million from the release of funds from an indemnification escrow resulting from the sale of the Open File Manager product in the third quarter of 2007. As a result, we had a net loss of $0.5 million and $1.8 million for the three and nine months ended September 30, 2008.

At September 30, 2008, we had a stockholders’ deficit of approximately $8.8 million. Our expenses consist primarily of expenses that can be modified to meet our operating needs should management deem that changes are necessary. In addition, approximately $10.4 million of our current liability balance at September 30, 2008 consists of deferred revenues, which represents amounts that will be amortized into revenue as they are earned.

The Company has a history of losses and has yet not been able to achieve profitability.  For the three and nine months ended September 30, 2008, we incurred net losses of $0.5 million and $1.8 million, respectively, and through September 30, 2008 recorded a cumulative net loss of $49.0 million. During the fourth quarter of 2007 and through the second quarter of 2008, we made substantial changes to the cost structure of its business. These changes included the closure of its sales and marketing offices within Europe and Australia, reducing headcount to be in line with the current size of its business, renegotiating vendor contracts, and refocusing its marketing strategy around its core business. In addition to these changes, the Company also entered into a Loan Agreement with PFG in July 2008. See Note 3.

The Company believes that its existing cash resources, combined with projected billings, implemented cost reductions, and borrowing availability under existing credit facilities, will provide sufficient liquidity for us to meet our continuing obligations for the next twelve months. However, there can be no assurances that projected revenue will be achieved or the improvement in operating results will occur. In the event cash flow from operations is not sufficient, we may require additional sources of financing in order to maintain our current operations. These additional sources of financing may include public or private offerings of equity or debt securities. Whereas management believes it will have access to these financing sources, no assurance can be given that additional sources of financing will be available on acceptable terms, on a timely basis, or at all.

Credit Facility

On May 15, 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, a California corporation (“SVB”) which was subsequently amended on January 25, 2008.  Pursuant to the terms of the amendment, among other things, SVB (i) refinanced the existing term loan with the proceeds of an advance under the revolving line of credit (and terminated the term loan facility), (ii) reduced the revolving line of credit provided to St. Bernard to an amount not to exceed $2,000,000, (iii) increased the interest rate on the revolving line of credit to 3% (from 2%) over the greater of the prime rate or 7.5%, (iv) modified the tangible net worth covenant, and (v) took a security interest in St. Bernard’s intellectual property. At September 30, 2008, the effective interest rate was 10.5%. At September 30, 2008 the Company was in compliance with the above stated covenants and restrictions.

In connection with the execution of the SVB Loan Amendment, St. Bernard issued warrants to SVB which allows SVB to purchase up to 140,350 shares of our common stock at an exercise price of $0.57 per share. The warrants expire on the seventh anniversary of their issue date. We recorded deferred debt issue costs in the amount of $58,000, based on the estimated fair value allocated to the warrants using the following assumptions; 75.35% volatility, risk free interest rate of 3.61%, an expected life of seven years and no dividends.  Amortization of the debt issuance costs, including amounts recorded as a debt discount for warrants previously issued for three and nine months ended September 30, 2008, which is being recorded as interest expense, was approximately $23,000 and $81,000, respectively. Furthermore, St. Bernard agreed to grant SVB certain piggyback registration rights with respect to the shares of common stock underlying the warrants. As of September 30, 2008, the balance on the line of credit with SVB was $1.7 million.

Bridge Loan

On January 25, 2008, St. Bernard Software, Inc. entered into a Loan Agreement (the "Agility Loan Agreement") with Agility. Pursuant to the terms of the Agility Loan Agreement, Agility provided St. Bernard with a non-revolving term loan in the amount of $750,000, at a 15% fixed interest rate (the “Agility Loan”). Beginning March 1, 2008, and on the first day of each month thereafter until July 1, 2008, St. Bernard was required to pay to Agility $25,000 plus accrued but unpaid interest. Beginning July 1, 2008, and on the first day of each month thereafter, St. Bernard was required to pay Agility $50,000 plus accrued interest.  The obligations under the Agility Loan Agreement were secured by substantially all of St. Bernard's assets subordinated by the SVB Loan Amendment.

In July 2008, the entire outstanding balance on the Agility Loan was paid using the proceeds from a new loan (See Note 3).

In connection with the execution of the Agility Loan Agreement, St. Bernard issued warrants to Agility (the "Agility Warrants"), which allows Agility to purchase up to 463,500 shares of our common stock at an exercise price equal to $0.57 per share. The Agility Warrants expire on the seventh anniversary of their issue date. The Company estimated the fair value of the warrants to be $189,000 using the following assumptions; 75.35% volatility, risk free interest rate of 3.61%, an expected life of seven years and no dividends.  In accordance with Accounting Principles Board Opinion No. 14, the relative fair value of the warrants, estimated to be approximately $151,000, was recorded as debt discount.   Amortization of the debt discount for three and nine months ended September 30, 2008, which is being recorded as interest expense, was approximately $89,000 and $151,000, respectively. The Agility Warrants contains anti-dilution protection in the event of a debt or equity financing, with respect to the exercise price and number of shares. Furthermore, St. Bernard granted Agility piggyback registration rights with respect to the shares of common stock underlying the Agility Warrants.

On July 21, 2008, we entered into a Loan Agreement with Partners for Growth II, LP (“PFG”), which became effective on July 23, 2008. Pursuant to the terms of the PFG Loan Agreement, PFG provided St. Bernard with a revolving line of credit in an amount not to exceed the lesser of (a) $1,500,000 at any one time outstanding or (b) up to 30% of the amount of St. Bernard’s aggregate Eligible Billings (as defined in the PFG Loan Agreement) over a rolling three month period calculated monthly.

The annual interest rate on the PFG Loan is set at the Prime Rate, quoted by SVB as its Prime Rate from time to time, plus 3% (the “Applicable Rate”).  At September 30, 2008, the effective interest rate was 8%. St. Bernard is required to maintain a minimum borrowing amount of at least $750,000 (the “Minimum Borrowing Amount”) or pay PFG a minimum interest amount (the “Minimum Interest Amount”) equal to $750,000, multiplied by the Applicable Rate, and further multiplied by the number of days (based on a 360-day year) from the date of such failure to maintain the Minimum Borrowing Amount to the Maturity Date (as defined in the PFG Loan Agreement).  Pursuant to the terms of the PFG Loan Agreement, St. Bernard paid PFG a one-time commitment fee of $30,000 and agreed to reimburse PFG for PFG’s reasonable attorneys’ fees in connection with the negotiation of the PFG Loan Agreement.

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

The PFG Loan Agreement contains affirmative, negative and financial covenants customary for credit facilities of this type, including, among other things, limitations on indebtedness, liens, sales of assets, mergers, investments, and dividends.  The PFG Loan Agreement also requires that St. Bernard maintain a Modified Net Income (as defined in the PFG Loan Agreement) greater than zero. The PFG Loan Agreement contains events of default customary for credit facilities of this type (with customary grace or cure periods, as applicable) and provides that upon the occurrence and during the continuance of an event of default, among other things, the interest rate on all borrowings will be increased, the payment of all borrowings may be accelerated, PFG’s commitments may be terminated and PFG shall be entitled to exercise all of its rights and remedies, including remedies against collateral.  At September 30, 2008, the Company was in compliance with the above stated covenants.

In connection with the execution of the PFG Loan Agreement, St. Bernard issued a warrant to PFG on July 21, 2008 (the “Warrant”), which allows PFG to purchase up to 450,000 shares of St. Bernard common stock at an exercise price equal to $0.46 per share. The Warrant expires on July 20, 2013.  We recorded deferred debt issue costs in the amount of $125,000, based on the estimated fair value allocated to the warrants using the following assumptions; 69.07% volatility, risk free interest rate of 4.09%, an expected life of five years and no dividends. Amortization of the debt issuance costs for three months ended September 30, 2008, which is being recorded as interest expense, was approximately $12,000. As of September 30, 2008, the balance on the PFG Loan Agreement was $750,000.

Off-Balance Sheet Arrangements

Except for the commitments arising from our operating lease arrangements, we have no other off-balance sheet arrangements that are reasonably likely to have a material effect on our financial statements.

Asset Sale/Purchase and License Agreements

On January 29, 2007, pursuant to the terms of an Asset Sale and License Agreement signed and effective as of January 4, 2007, by and between the Company and Shavlik, we assigned and sold to Shavlik our UpdateEXPERT and UpdateEXPERT Premium software applications and related customer and end user license agreements, software, programming interfaces and other intellectual property rights and contracts for an aggregate purchase price of $1.2 million plus 45% of any maintenance renewal fees collected by Shavlik in excess of $1.2 million for renewals invoiced by Shavlik between February 1, 2007 and January 31, 2008 (the “Asset Sale”). As result, we realized a gain of approximately $70,000 during the nine months ended September 30, 2008.

On August 14, 2007, pursuant to the terms of a Purchase Agreement signed and effective as of August 13, 2007 , by and between the Company and EVault, we assigned and sold to EVault our Open File Manager (the “Product”) software applications, which included all of our rights, title, and interest worldwide in and to (i) the Product, (ii) the assumed contracts, (iii) the Company Materials (as defined in the agreement), (iv) all the Company Intellectual Property Rights, (v) all claims of the Company against third parties relating to the Purchased Assets, (vi) all data and information collected from, or on behalf of, customers of the Company who were party to the assumed contracts (the “Customer Base”), the OEM Partners and any Lead, including to the extent that receipt of such information would not violate any applicable Law, (vii) all routing and billing information and components used in connection with the Assumed Contracts, and (viii) all other tangible or intangible assets of the Company used in the Business and necessary for the operation or use of the Product for an aggregate purchase price of $6.9 million. During the nine months ended September 30, 2008, we realized a gain of $500,000 as payment of the “Holdback Amount” by EVault in satisfaction of Article 8 of the signed agreement between EVault and the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4(T).  Controls and Procedures

Evaluation of Disclosure Controls

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (and Acting Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

4.12
Warrant issued by St. Bernard Software, Inc. on July 21, 2008 to Partners for Growth II, L.P. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008).

4.13
Warrant Purchase Agreement between St. Bernard Software, Inc. and Partners for Growth II, L.P. dated July 21, 2008 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008).

10.1
Loan And Security Agreement between St. Bernard Software, Inc. and Partners for Growth II, L.P. dated July 21, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008).

10.2
Intellectual Property Security Agreement between St. Bernard Software, Inc. and Partners for Growth II, L.P. dated July 21, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008).

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

ST. BERNARD SOFTWARE, INC.

Date: November 12, 2008	By:	/s/ Vincent Rossi
Vincent Rossi Chief Executive Officer Acting Chief Financial Officer