Form 10-K
period 2008-12-31
ST. BERNARD SOFTWARE, INC.
filed 2009-03-11
CIK 1288496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

    OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ____________ to ____________

Commission File Number 0-50813

St. Bernard Software, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0996152
(State or other Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

15015 Avenue of Science, San Diego, California	92128
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (858) 676-2277

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.01 Par Value

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐    NO ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐    NO ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of June 30, 2008 was $7,533,907, based on the last reported sale of $0.51 per share on June 30, 2008.

        As of March 10, 2009, a total of 14,838,940 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Refer to Exhibits set forth in Item 15 of this Form 10-K.  Refer to Items 10, 11, 12, 13, and 14 of this Form 10-K for information incorporated by reference to the registrant’s proxy statement for its 2009 annual stockholders’ meeting.

ST. BERNARD SOFTWARE, INC.

ANNUAL REPORT ON FORM 10-K FOR
THE FISCAL YEAR ENDED DECEMBER 31, 2008

PART I

Item 1.  Business

St. Bernard Software, Inc. (the “Company”, “St. Bernard”, “Us”, “Our”, or “We”), a Delaware corporation incorporated in 1986, develops and markets Internet security appliances and services to small, medium and enterprise class customers (SMEs). These solutions enable our customers to manage their employee usage policy across multiple messaging protocols, which include Internet access, e-mail, and Instant Messaging (IM). These solutions are delivered in a suite of appliances, which scale to meet the needs of any size organization.

Our customers include more than 5,000 enterprises, educational institutions, small and medium businesses (SMBs) and government agencies. Customers can purchase our solutions directly from us, through our 1-tier and 2-tier reseller network, and through original equipment manufacturers (OEMs). Appliance purchases typically consist of an initial hardware purchase and maintenance subscription. Our primary customers are IT managers, directors, and administrators.

 Our corporate headquarters is located at 15015 Avenue of Science, San Diego, California, 92128.

Products

iPrism – Dedicated Web Content Filtering Appliance

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

iPrism is offered in five different models which vary by technical specification thereby delivering degrees of performance, storage, throughput, and component redundancy.  All models run the same software, both application and operating system.  All models receive common iGuard data updates. Models offer different hardware features by design. Each appliance offers support for faster Internet speeds and more features as one progresses up the product line. The 10h is the entry-level appliance and supports 10 Mbs throughput. The 20h appliance supports 20 Mbs plus offers a failover capability. The 30h appliance support 30 Mbs, offers a full 1U chassis with RAID array storage and dual power. The 50h supports Internet speeds of 50 Mbs in addition to the features of the 30h. Finally, the 100h supports speeds in excess of 100 Mbs and offers more storage capacity. Today, the M-Series appliances from the last five years continue to be supported and can accept the latest software releases. As the iPrism appliances are designed to work together, concurrent box deployments enable scaling in larger networks and can also be deployed in a redundant fashion. All boxes can be centrally, remotely, or locally managed.

To support dynamic deployments of large enterprises and diverse locales, St. Bernard offers consolidation of reporting data in an appliance solution. This appliance is the iPrism Enterprise Reporting Server (ERS). The ERS is a non-filtering appliance that enables organizations to aggregate user activity reporting and archiving across multiple iPrism appliance deployments in one centrally managed reporting solution. In a typical deployment, a customer will deploy 2 or more iPrism filtering appliances in one or more locations and use the ERS to aggregate filtering activity data into an enterprise-wide view.

Version 6.5 of iPrism is scheduled to be released in the summer of 2009. This release will offer existing and new customers enhancements to the Web filtering technology.

The OEM Software Development Kit (SDK) allows the OEM partners the ability to leverage the Web filtering database, iGuard, by integrating the iGuard OEM SDK into their solutions. The SDK provides these partners a way to categorize Web content so that they can offer to their customer acceptable Internet use policy enforcement. These partners (like iPrism customers) receive regular updates of the iGuard database for use by the SDK. These updates are delivered via the Internet by way of St. Bernard data centers.

ePrism, licensed through an OEM agreement, is a dedicated email filtering and content inspection appliance that protects against spam, viruses and other unwanted email content and protects against outbound data leakage through message content and attachment inspection and policy enforcement.  ePrism is offered in three different models which vary by technical specification thereby delivering varying degrees of performance, storage, throughput, and component redundancy. The M1000 is a mini-1U rack mounted appliance targeted for smaller or lower email volume environments.  The M2000 is a 1U rack mounted appliance targeted for use in mid-sized or medium email volume environments.  And the M3000 is targeted for use in larger installations.  Multiple appliances can be deployed in a stateful failover configuration.

Marketing, Sales and Distribution

St. Bernard sells and markets its products and related services both directly to end-users and through a variety of indirect sales channels, which include value-added resellers (VARs), distributors, system integrators (SIs) and original equipment manufacturers (OEMs).

Direct Sales to End-Users, and VARs. St. Bernard’s direct sales team sells products and software subscription services primarily in North America. Many of St. Bernard’s products involve a consultative, solution-oriented telesales model that uses the collaboration of technical and sales personnel to demonstrate how our solutions fit specific customer requirements. St. Bernard focuses its initial sales effort on network administrators and IT department personnel who are responsible for a customer’s IT initiatives and data center management. St. Bernard complements its direct sales efforts with indirect sales channels such as resellers, VARs and distributors. St. Bernard will continue to invest in programs that train and enable its channel partners to market its technologies. St. Bernard provides its products to its channel partners and customers under non-exclusive reseller license agreements, including shrink-wrap or click-wrap licenses for some products, without transferring title of its software products.

System Integrators (SIs) and Managed Services Providers. St. Bernard collaborates with SIs, who may refer its customers to St. Bernard, utilize St. Bernard as a subcontractor in some situations, build standard and customized solutions with their products, or use products to deliver hosted services as well as outsourced services. SIs use St. Bernard’s products and services in conjunction with optimizing their client’s investment in transactional applications and related hardware.  Some SIs are authorized resellers of our products and some use St. Bernard products and services to deliver consultative services or managed services to their customers. Under these arrangements, SIs and managed services providers are not obligated to use or sell St. Bernard’s products or services. In general, St. Bernard receives a fee for each sublicense of its products granted by its partners. In some cases, St. Bernard grants rights to distribute promotional versions of its products, which have limited functionality or limited use periods, on a non-fee basis. St. Bernard enters into both object-code only licenses and, when appropriate, source-code licenses of its products. St. Bernard does not transfer title of software products to its customers or to SIs.

Original Equipment Manufacturers (OEMs). Another important element of our sales and marketing strategy involves strategic relationships with OEM partners. These OEM partners may incorporate St. Bernard’s products into their products, bundle our products with their products, endorse St. Bernard’s products in the marketplace or serve as authorized resellers of our products. In general, the OEM partners are not obligated to sell St. Bernard’s products or services under these arrangements and are not obligated to continue to include its products in future versions of their products.

Marketing efforts are primarily focused on end-user awareness and demand generation through multiple media and venues.  Typical efforts include public and analyst relations, online search, online and print advertising, third party promotions, email campaigns, events and tradeshows.  Paid media are selected, which target technical business buyers with little reliance on broader non-trade media.

Software as a Service (SaaS) and Deferred Revenue

A typical sale of a St. Bernard product consists of a software license or an appliance accompanied by a subscription component. The subscription component includes traditional maintenance support (telephone support and product upgrades) as well as database updates, as frequent as hourly. The subscription component percentage of the original sale varies from 25% to 100% depending on the product line. The subscriptions are generally available for one to four years. Renewal of the subscriptions is an important and growing part of St. Bernard’s business. Due to historically high customer satisfaction and product value, St. Bernard currently enjoys renewal rates of 75% to 95%, depending on the product line, which results in recurring revenues. Even though the full payment for a subscription or renewal, as the case may be, is generally received at the time of renewal, the revenue is recognized over the subscription or renewal period resulting in deferred revenue on the balance sheet. Deferred revenue was approximately $17.6 million and $15.5 million at December 31, 2008 and 2007, respectively. Deferred revenue represents subscription and product maintenance orders for St. Bernard’s software products that have been billed to and paid by its customers and for which revenue will generally be earned within the next few years. Deferred revenue also includes subscription and maintenance orders that have not been paid by St. Bernard’s customers, which are included in accounts receivable, and that do not otherwise satisfy its revenue recognition criteria.

Subscription and product maintenance revenue recognized was approximately $13.9 million and $14.2 million for the years ended December 31, 2008 and 2007, respectively. Subscription and maintenance are generally recognized over the subscription and maintenance period of twelve to forty-eight months.

Maintenance and Technical Support

St. Bernard believes that providing a high level of customer service and technical support is critical to customer satisfaction and its success in increasing the adoption rate of its solutions. All customers have maintenance and technical support agreements with St. Bernard that provide for fixed fee, renewable annual maintenance and technical support consisting of technical and emergency support, and product upgrades. St. Bernard offers telephone support, as well as e-mail customer support. Some of the value-added resellers, system integrators and OEMs that offer St. Bernard’s products also provide customer technical support for its products through a Tier1/Tier2 arrangement whereby the partner handles the initial customer contact, (Tier 1), and St. Bernard provides secondary support and engineering assistance, (Tier 2).

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

Customers

St. Bernard’s products and services are used by a diverse range of customers including large corporations, small and medium-sized businesses, governmental entities, and educational institutions.  As of December 31, 2008, St. Bernard had over 5,000 customers. For the years ended December 31, 2008 and 2007, no end-user customer or distributor accounted for more than 10% of St. Bernard’s net revenue.

Competition

The IT security market and the general IT technology market are continuing to consolidate.  This consolidation appears in new technology (functionality) combinations and also at the corporate level through acquisitions.  The result of this consolidation has broadened the number of competitors that we see in the market place.  Our current primary competitors can be divided into two categories and include:

•
Web filtering/secure content management appliances and software – WebSense, Blue Coat, McAfee, Inc., Symantec Corporation, Fortinet, Sonicwall, Trend Micro, Cisco Systems, Barracuda Networks, and Marshal8e6 Technologies

•	Secure content management services (SCMs) – Symantec and MX Logic

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

Material Supplier

St. Bernard’s iPrism products have historically been sold with computer hardware appliances designed and manufactured by one vendor, located in the United States. This vendor represented 88.5% of the appliance cost of sales in 2008. If this vendor unexpectedly stopped supplying the appliances, St. Bernard could experience an interruption in its ability to supply customers with the iPrism product.

Prior to 2008, St. Bernard’s hardware appliances were designed and manufactured by another vendor. This vendor represented 71.9% of the appliance cost of sales in 2007.

Research and Development

St. Bernard’s research and development efforts have been directed toward new feature enhancements in parallel to continual improvement of its secure content management appliances and system protection products. During 2008, the company’s development efforts were primarily focused on delivering additional security features for core product lines while employing a cost-reduction strategy. St. Bernard’s recent major research and development initiatives include, but are not limited to:

•
New iPrism Release. St. Bernard has successfully launched major product versions and upgrades in 2008. The product releases include new security features such as antivirus and malware protection and website anonymizer defense. The iPrism User Interface also received significant improvements.

•
New iPrism ‘h-Series’ Platform. St. Bernard successfully released and upgraded a significant number of its customer base to the high performance iPrism ‘h-Series’ Appliances. It is St. Bernard’s solution to customers’ demand on bandwidth and processing time.

•
Subscription Database Expansion. St. Bernard’s products are driven by data. St. Bernard engineers keep these databases up to date. Presently, the databases keep track of over 10 million web sites worldwide. Customers pay an annual subscription fee for access to the latest data. The quality and quantity of this data is a key differentiator for St. Bernard’s products.

•
SBS launched an OEM Program for iGuard database. Customers pay to use the entire database or a subset in their applications. St. Bernard has successfully released the SDK to the licensees for quick product release cycle.

St. Bernard had research and development expenses of approximately $2.9 million and $6.0 million in 2008 and 2007, respectively. This equates to 16.1% and 31.4% of net revenues over those same periods. St. Bernard believes that technical leadership is essential to its success and expects to continue to commit substantial resources to its research and development efforts.

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

St. Bernard’s products are protected under U.S. and international copyright laws and laws related to the protection of intellectual property and proprietary information. St. Bernard generally takes measures to label such products with the appropriate proprietary rights notices and is actively enforcing such rights in the U.S. and abroad. However, these measures may not provide sufficient protection, and St. Bernard’s intellectual property rights may not be of commercial benefit to St. Bernard or the validity of these rights may be challenged. While St. Bernard believes that its ability to maintain and protect its intellectual property rights is important to its success, it also believes that its business as a whole is not materially dependent on any particular patent, trademark, license or other intellectual property right.

St. Bernard has the right to use certain intellectual property licensed from a vendor under an agreement that provides for payments only for products sold using such intellectual property. St. Bernard uses such intellectual property in its ePrism product. St. Bernard believes that if it were unable to use the intellectual property licensed from the vendor it could find a substitute on terms reasonable to St. Bernard.

Employees

As of December 31, 2008, St. Bernard had 90 employees, including 34 employees in technical operations, 35 in sales and marketing, and 21 in general and administrative services. St. Bernard has not entered into any collective bargaining agreements with its employees and believes that relations with its employees are good. St. Bernard believes that its future success will depend in part upon the continued service of its key employees and on its continued ability to hire and retain qualified personnel.

Item 1A.  Risk Factors

Because we derive a majority of our license revenue from sales of a few product lines, any decline in demand for these products could severely harm our ability to generate revenue and our results of operations.

We derive a majority of our revenue from a small number of software products, which includes iPrism and related subscription and maintenance services. In particular, our future success depends in part on achieving substantial revenue from customer renewals for subscriptions. Our customers have no obligation to renew their subscriptions upon expiration. If our products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price and performance to competing products, our growth will be limited. Subscriptions typically have durations of 12 to 48 months. As a result, a majority of the revenue we report in each quarter is deferred revenue from subscription agreements entered into and paid for during previous quarters. Because of this financial model, the revenue we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of our products. In addition, our products are concentrated on the small, medium, and enterprise class, or SME, environment. We are particularly vulnerable to fluctuations in demand for these products, whether as a result of competition, product obsolescence, technological change, budget constraints of our potential customers, or other factors. If revenue derived from these software products were to decline significantly, including customers not renewing subscriptions, our business and operating results would be adversely affected.

General economic conditions and a slowdown in the U.S. economy could adversely affect the spending for our products.

If general economic conditions in the U.S. economy continue to slow, customers may reduce spending for our products.  This reduced spending by our consumers could result in reductions in sales of our products, longer sales cycles, and an increased concentration on price competitiveness. As a result, we may experience a delay in the payment of our customers’ obligations to us, which would increase our credit risk exposure and cause a decrease in operating cash flows. Also, if our resellers experience excessive financial difficulties and/or insolvency, and we are unable to successfully transition end users to purchase our product from other resellers or directly from us, our sales could decline significantly. Any of the events listed above could have a material adverse effect on the Company's business, financial condition and results of operations

We have a history of losses and negative cash flow and there can be no assurances that we will become profitable or achieve positive cash flow, and we may need additional sources of funding.

We have a history of losses and have not been able to achieve profitability. Our cumulative net loss was approximately $ 49.5 million and $47.2 million as of December 31, 2008 and 2007, respectively. As a result of significant changes to the cost structure of our business during the fourth quarter of 2007 and into the second quarter of 2008, including the closure of sales and marketing offices in Europe and Australia, reducing headcount to be in line with the current size of our business, renegotiating vendor contracts, and focusing our marketing strategy around our core business, we generated positive cash flows during the third and fourth quarter of 2008.  If we are not able to maintain positive cash flows, we may be required to look for additional sources of financing.

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

•
the development work that we must generally undertake with respect to our agreements with our OEM partners may require us to invest significant resources and incur significant costs with little or no associated revenue;

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

Our indirect sales channels accounted for approximately 38.0% and 40.4% of our revenue in 2008 and 2007, respectively. We intend to continue to rely on our indirect sales channels for a significant portion of our revenue. We depend on our indirect sales channels, including value-added resellers, distributors, and providers of managed Internet services, to offer our products to a larger customer base than can be reached through a direct sales effort. None of these parties is obligated to continue selling our products or to make any purchases from us. If they are unsuccessful in their efforts or are unwilling or unable to market and sell our new product offerings, our operating results will suffer. We cannot control the level of effort these parties expend or the extent to which any of them will be successful in marketing and selling our products. Some of our indirect sales channels also market and sell products that compete with our products or may decide to do so in the future. We may not be able to prevent these parties from devoting greater resources to support our competitors’ products and/or eliminating their efforts to sell our products.

The market for our products continues to emerge, and if we are not successful in promoting awareness of the need for our products and of our brand, our growth may be limited.

Based on our experience with potential customers, we believe that many corporations do not recognize or acknowledge the existence or scope of problems caused by misuse or abuse of the Internet or of network computers, creating significant barriers to sales. In addition, there may be a time-limited opportunity to achieve and maintain a significant share of the market for web filtering and email filtering and our other products due in part to the emerging nature of these markets and the substantial resources available to our existing and potential competitors. If companies do not recognize or acknowledge these problems, the market for our products may develop more slowly than expected, which could adversely affect our operating results. Developing and maintaining awareness of our brand is critical to achieving widespread acceptance of our existing and future products. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to develop reliable and useful products at competitive prices. If we fail to successfully promote our brand, or if our expenses to promote and maintain our brand are greater than anticipated, our results of operations and financial condition could suffer.

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

We have secured additional funding through debt financing which includes numerous covenants and debt-related obligations that may adversely affect our business and potentially reduce our revenues and affect the value of our common stock.

On May 15, 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, a California corporation (“SVB”) which was subsequently amended on February 27, 2009.  Pursuant to the terms of the Loan Amendment, among other things, SVB (i) decreased the interest rate on the revolving line of credit to 3.50% (from 3%) over the greater of the prime rate or 7.5% (from 10.5%), (ii) modified the tangible net worth covenant to no less that negative seventeen million dollars ($17,000,000) at all times, increasing quarterly by fifty percent (50%) of net income and monthly by fifty percent (50%) of issuances of equity after January 31, 2009 and the principal amount of subordinated debt received after January 31, 2009, (iii) modified the borrowing base to seventy percent (70%) of eligible accounts and the lesser of sixty percent (60%) of advanced billing accounts or six hundred thousand dollars ($600,000) as determined by SVB; provided, however, that SVB may, with notice to the Company, decrease the foregoing percentage in its good faith business judgment based on events, conditions, contingencies, or risks which, as determined by SVB, may adversely affect collateral, and (iv) extended the revolving line maturity date to May 15, 2010.

On July 21, 2008, the Company entered into a Loan Agreement with Partners for Growth II, LP ("PFG") (the “PFG Loan Agreement”), which became effective on July 23, 2008 and was subsequently amended on February 27, 2009. Pursuant to the terms of the Loan Amendment, PFG has eliminated the Modified Net Income covenant for the reporting periods ending February 28, 2009 and March 31, 2009.

The annual interest rate on the PFG Loan is set at the Prime Rate, quoted by SVB as its Prime Rate from time to time, plus 3% (the “Applicable Rate”).  St. Bernard is required to maintain a minimum borrowing amount of at least $750,000 (the “Minimum Borrowing Amount”) or pay PFG a minimum interest amount (the “Minimum Interest Amount”) equal to $750,000, multiplied by the Applicable Rate, and further multiplied by the number of days (based on a 360-day year) from the date of such failure to maintain the Minimum Borrowing Amount to the Maturity Date (as defined in the PFG Loan Agreement).  Pursuant to the terms of the PFG Loan Agreement, St. Bernard paid PFG a one-time commitment fee of $30,000 and a $5,000 amendment fee and agreed to reimburse PFG for PFG’s reasonable attorneys’ fees in connection with the negotiation of the PFG Loan Agreement.

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

Our failure to comply with our debt-related obligations could result in an event of default which, if not cured or waived, could result in an acceleration of our indebtedness, including our loans with SVB and PFG. This in turn could have a material adverse effect on our operations, our revenues and thus our common stock value. In the event we were unable to restructure or refinance our loans or secure other financing to repay this debt, our lenders could foreclose upon the collateral securing that debt.

Our future capital requirements and potentially limited access to financing may harm our ability to develop products and fund our operations.

We expect to continue spending substantial resources on research and development efforts to improve our secure content management appliances and system protection products. To the extent our revenues and borrowing arrangements with SVB and PFG are insufficient to fund our ongoing research and development efforts, we may need to raise additional funding. Other than SVB and PFG, we do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for technology companies. Any additional funding we seek would likely be accomplished through equity or debt financings which would require the consent of SVB and PFG. We may not be able to obtain additional financing on terms that are favorable to us or at all. If we acquire funds by issuing securities, dilution to existing stockholders will result. Our failure to obtain additional funding may require us to delay, reduce the scope of, or eliminate one or more of our current research and development projects.

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

If our databases fail to keep pace with the rapid growth and technological change of the Internet, the market acceptance of our products could be impaired.

The success of our products depends, in part, on the breadth and accuracy of our databases. Although our databases currently catalog more than 10 million websites, they contain only a portion of such material that exists. In addition, the total number of websites is growing rapidly, and we expect this rapid growth rate to continue in the future. Our databases and database technologies may not be able to keep pace with the growth in the number of websites and software applications, especially the growing amount of content utilizing foreign languages. Further, the ongoing evolution of the Internet and computing environments will require us to continually improve the functionality, features and reliability of our databases. Because our products primarily manage access to websites included in our databases, if our databases do not contain a meaningful portion of relevant content, the effectiveness of iPrism will be significantly diminished. Any failure of our databases to keep pace with the rapid growth and technological change of the Internet will impair the market acceptance of our products, which in turn will harm our business, results of operations and financial condition.

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

If we are sued by third parties for alleged infringement of their proprietary rights, the cost to litigate or settle such litigation could be material and there can be no assurance that we would be successful in any such suit.

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

Our executive officers, directors and affiliates own approximately 41.2% of our voting stock as of December 31, 2008. These stockholders can have a substantial influence on all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in control or discouraging a potential acquirer from attempting to obtain control of the Company, which in turn could have a material adverse effect on the market price of our common stock or prevent stockholders from realizing a premium over the market price for their shares.

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

Several of our executive officers and key management personnel have terminated their employment relationship with the Company. Our success and future growth depends to a significant degree on the skills and continued services of Louis E. Ryan, our Chief Executive Officer and Chief Financial Officer, who was hired in January 2009. We may experience difficulty assimilating our recently hired and promoted managers, and we may not be able to successfully locate, hire, assimilate, and retain other executive officers and qualified key management personnel.

Our employment agreements with our executive officers are “at-will” and they can terminate their employment relationship with us at any time.

We could encounter difficulties managing our growth, which could adversely affect our results of operations.

We will need to effectively manage our organization, operations, and facilities in order to successfully sell our services and appliances to reach profitability. We decreased the number of our employees from 99 as of December 31, 2007 to 90 as of December 31, 2008. Our need to effectively manage our operations and grow our business requires that we continue to improve our operational, financial and management controls, reporting systems, and procedures. We may not be able to maintain these improvements, which will not allow us to reach our strategic objectives and become profitable.

Available Information

Our internet address is www.stbernard.com. On this website we make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practical after electronically filing such material with or furnishing it to the Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the investor relations section of our website under “SEC Filings”. All of our filings with the SEC may also be obtained at the SEC’s Public Reference Room at Room 1580, 100 F Street NE, Washington, DC 20549, as well on the SEC website at www.sec.gov. For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

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

Location	Approximate Square Feet	Date Current Lease Expires	Monthly Rent
15015 Avenue of Science
San Diego, CA 92128	56,000	December 31, 2010	$ 93,000

We believe that our existing facility is well maintained, in good operating condition, suitable for our operations, and is adequate to meet our current requirements. In September 2008, we subleased a portion of our unused office space to a company. The proceeds from the sublease will be used to offset our monthly facilities rent expense.

Item 3.  Legal Proceedings

In the normal course of business, the Company is occasionally named as a defendant in various lawsuits. On March 14, 2007, a stockholder filed an action against the Company seeking money damages in the San Diego Superior Court for the County of San Diego, asserting claims of intentional misrepresentation, negligent misrepresentation, fraudulent concealment, and negligence. The Company has successfully appealed the Superior Court's denial of its motion to compel arbitration and the case has been ordered to arbitration. If plaintiff intends to pursue the matter further then plaintiff will have to file an arbitration claim. If the plaintiff does file such an arbitration claim, then the Company intends to vigorously defend its interests in this matter and expects that the resolution of this matter will not have a material adverse effect on its business, financial condition, results of operations, or cash flows. However, due to the uncertainties in litigation, no assurance can be given as to the outcome of these proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Fiscal Year 2008	High	Low
Fourth Quarter	$0.55	$0.15
Third Quarter	$0.53	$0.36
Second Quarter	$0.60	$0.36
First Quarter	$0.60	$0.50

Fiscal Year 2007
Fourth Quarter	$0.87	$0.59
Third Quarter	$1.15	$0.56
Second Quarter	$1.76	$0.86
First Quarter	$2.24	$1.75

(b)	As of December 31, 2008 and 2007, there were approximately 141 holders and 210 holders of our Common Stock, respectively.

(c)	No cash dividends have been paid on our Common Stock during our two most recent fiscal years, and St. Bernard does not intend to pay cash dividends on its Common Stock in the immediate future.

(d)	We did not repurchase any shares of our common stock during the year ended December 31, 2008. See Note 2 of the Notes to Consolidated Financial Statements for discussion of St. Bernard’s stock plans.

Warrants:

The following is a summary of our warrants activity as of December 31, 2008 and changes during fiscal year 2008:

				Weighted
	Number		Per Share	Average
	of Shares		Exercise Price	Exercise Price
Outstanding warrants - December 31, 2006	8,650,104		$1.85-5.00	$4.90
Granted	100,000	(a)	1.60	1.60
Outstanding warrants - December 31, 2007	8,750,104		1.19-5.00	4.86
Granted	1,053,850	(b), (c), (d)	0.46-0.57	0.52
Expired and/or cancelled	(430,104)		1.85-2.98	1.86
Outstanding warrants - December 31, 2008	9,373,850		$0.46-5.00	$4.46
Warrants exercisable - December 31, 2008	9,373,850		$0.46-5.00	$4.46

(a)
In connection with the execution of an SVB Loan Amendment, St. Bernard issued warrants to SVB which allows SVB to purchase up to 100,000 shares of our common stock at an exercise price of $1.60 per share.

(b)
In connection with the execution of an SVB Loan Amendment, St. Bernard issued warrants to SVB which allows SVB to purchase up to 140,350 shares of our common stock at an exercise price of $0.57 per share.

(c)
In connection with the execution of the Agility Loan Agreement, St. Bernard issued warrants to Agility which allows Agility to purchase up to 463,500 shares of our common stock at an exercise price of $0.57 per share.

(d)
In connection with the execution of the PFG Loan Amendment, St. Bernard issued warrants to PFG which allows PFG to purchase up to 450,000 shares of our common stock at an exercise price of $0.46 per share.

Item 6.  Selected Financial Data

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K.

Our Business

We design, develop, and market Internet security appliances and services to SME class customers. These solutions enable our customers to manage their employee usage policy across multiple messaging protocols, which include Internet access, e-mail, and IM. These solutions are delivered in a suite of appliances, which scale to meet the needs of any size organization.

Our customers include more than 5,000 enterprises, educational institutions, SMBs, and government agencies. Customers can purchase our solutions directly from us, through our 1-tier and 2-tier reseller network, and through OEMs. Appliance purchases typically consist of an initial hardware purchase and maintenance subscription. Our primary customers are IT managers, directors, and administrators.

Our Financial Results

We reported revenues of $18.0 million for the year ended December 31, 2008, compared to $19.1 million in the same period in 2007, a decrease of 5.8%; a net loss for the year ended December 31, 2008 of $2.3 million, compared to a net loss of $7.5 million in the same period in 2007; and net basic and diluted loss per share for the year ended December 31, 2008 of $0.16, compared to a net basic and diluted loss per share of $0.51 reported in the same period in 2007. The decrease in the basic and diluted loss per share was primarily attributable to a decrease in operating expenses of $14.7 million, offset by a year over year decrease in the gain on the sale of assets for the year ended December 31, 2008 of $0.6 million compared to $11.3 million for the same period in 2007.  (See section below titled “Gain on Sale of Assets”.)

Cash used in operations was $0.5 million and $11.6 million for the years ended December 31, 2008 and 2007, respectively. The net decrease in use of cash was due primarily to lower operating losses and substantial improvements to the cost structure of our business.

On January 25, 2008, we amended our line of credit agreement with SVB which was established on May 15, 2007. See section below titled, “Credit Facility” for the terms of the original and amended agreement with SVB. The outstanding balance on the line of credit with SVB was $1.7 million as of December 31, 2008.

On July 21, 2008, we entered into a Loan Agreement with Partners for Growth II, LP (“PFG”), which became effective on July 23, 2008. Pursuant to the terms of the Loan Agreement, PFG provided us with a revolving line of credit in the amount not to exceed the lesser of (a) $1,500,000 at any one time outstanding or (b) 30% of the amount of St. Bernard’s aggregate Eligible Billings over a rolling three month period calculated monthly. The line of credit was used to pay off approximately $562,000, which was the remaining outstanding balance on the bridge loan with Agility.  See Note 6.

During the year ended December 31, 2008, we continued to invest in product development. Our efforts have been directed toward new feature enhancements in parallel to the continual improvement of our secure content management appliances and system protection products. In addition, our development efforts were primarily focused on delivering additional security features for our product lines while employing a cost-reduction strategy.

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

These policies and estimates and our procedures related to these policies and estimates are described in detail below and under specific areas within the discussion and analysis of our financial condition and results of operations. Please refer to Note 1, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements of St. Bernard for the year ended December 31, 2008 included herein for further discussion of our accounting policies and estimates.

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

Assuming all other revenue recognition criteria are met, license and appliance revenue is recognized upon delivery in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” (SOP 97-2). Under SOP 97-2, we have established vendor specific objective evidence, or VSOE, on each element of multiple element arrangements using the price charged when the same element is sold separately. Undelivered elements typically include subscription, maintenance and technical support and are recognized ratably over the term.

If we cannot establish fair value for any undelivered element, we would be required to recognize revenue for the whole arrangement at the time revenue recognition criteria for the undelivered element is met using SOP No. 98-9, “Modification of SOP No. 97-2 Software Revenue Recognition, with respect to Certain Transactions” (SOP 98-9).

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

Product Returns and Exchanges

Our license arrangements do not typically provide customers a contractual right of return. Some of our sales programs allow customers limited product exchange rights. Management estimates potential future product returns and exchanges and reduces current period product revenue in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists”(“SFAS 48”). The estimate is based on an analysis of historical returns and exchanges. Actual returns may vary from estimates if we experience a change in actual sales, returns or exchange patterns due to unanticipated changes in products, or competitive and economic conditions.

Allowance for Doubtful Accounts

The accounts receivable reserve is evaluated quarterly and estimated based on the actual write offs as a percent of average net accounts receivable for the previous six months.  The net accounts receivable is comprised of gross accounts receivable adjusted for advanced billings and any amounts specifically reserved for. Actual bad debts may vary from estimates if we experience a change in actual sales, returns or exchange patterns due to unanticipated changes in products, or competitive and economic conditions.

Impairment of Goodwill and Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), management tests our goodwill for impairment annually and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

Based upon the result of an impairment test performed during the fourth quarter of 2008, management of the Company has concluded there was no impairment of goodwill at December 31, 2008.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), management reviews our long-lived asset groups, including property and equipment and other intangibles, for impairment and whenever events indicate that their carrying amount may not be recoverable. Some of the events that we consider as impairment indicators for our long-lived assets, including goodwill, are:

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

When management determines that one or more impairment indicators are present for an asset group, we compare the carrying amount of the asset group to net future undiscounted cash flows that the asset group is expected to generate. If the carrying amount of the asset group is greater than the net future undiscounted cash flows that the asset group is expected to generate, we compare the fair value to the book value of the asset group. If the fair value is less than the book value, we would recognize an impairment loss. The impairment loss would be the excess of the carrying amount of the asset group over its fair value. As a result of our significant underperformance relative to the expected operating results and current-period operating and cash flow losses coupled with the operating history of such losses, the Company tested its intangible assets for impairment during the year ended December 31, 2007. Based upon the results of the test, management has concluded that the intangible assets related to the acquisition of AgaveOne were impaired during 2007. Per the analysis, the Company has determined that the carrying value of the long-lived intangible assets exceeded the sum of the undiscounted cash flow, over a five year projection period, expected to result from the use and eventual disposition of the asset group. As a result, an impairment charge of $3.3 million was recorded during 2007 to write-down the intangible asset to zero.  See Note 4 in the Notes to the Consolidated Financial Statements of St. Bernard for the year ended December 31, 2007 included herein.

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

Accounting for Income Taxes

We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This process requires that management estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences identified are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. Management’s judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, its interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or management’s interpretation of tax laws, and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our balance sheet and results of operations. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance if required.  As of December 31, 2008 and 2007, we fully reserved the deferred tax assets resulting in a tax expense of $3,000 and $42,000, respectively. The deferred tax assets include net operating losses and may be subject to significant annual limitation under certain provisions of the Internal Revenue Code of 1986, as amended. Management’s determination of valuation allowance is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income and the relative proportion of revenue and income before taxes in the various domestic and international jurisdictions in which we operate.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. during fiscal year 2007. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. The Company did not record any adjustments resulting from the adoption of Interpretation 48.

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

Accounting for Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R (revised 2004), “Share-based Payment” (“SFAS 123R”), using the modified prospective method. Under this transition method, stock-based compensation expense for fiscal year 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 are based upon the grant date fair value estimated in accordance with SFAS 123R. Prior to the adoption of SFAS 123R on January 1, 2006, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”(“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

The Company has non-qualified and incentive stock option plans (together, the “Plans”) providing for the issuance of options to employees and others as deemed appropriate by the Board of Directors (the “Board”). Terms of options issued under the Plans include an exercise price equal to the estimated fair value (as determined by the Board) at the date of grant, vesting periods generally between three to five years, and expiration dates not to exceed ten years from date of grant. The determination of fair value of the Company’s stock is derived using the value of the stock price at the grant date.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based compensation, expected stock price volatility factor, and the pre-vesting option forfeiture rate. The weighted average fair value of options granted during the year ended December 31, 2008 and 2007, was calculated using the Black-Scholes option pricing model with the following valuation assumptions in the table below. The Company estimates the expected life of stock options granted based upon management’s consideration of the historical life of the options, the vesting period of the options granted, and the contractual period options granted. The Company estimates the expected volatility factor of its common stock based on the weighted average of the historical volatility of publicly traded surrogates of the Company and the Company’s implied volatility from its common stock price. The Company applies its risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The Company has no history or expectation of paying any cash dividends on its common stock.  Forfeitures were estimated based on historical experience.

Commitments and Contingencies

 Effective October 1, 2006, we adopted the provisions of the FASB Staff Position (“FSP”) Emerging Issue Task Force (“EITF”) 00-19-2, “Accounting for Registration Payment Arrangements”(“EITF 00-19-2”). As a result we changed the manner in which we account for the warrants that were issued subject to a registration payment arrangement by Sand Hill during 2004. Pursuant to this FSP, we now account for the registration rights contained in the warrants separately and measure the liability under SFAS No. 5, “Accounting for Contingencies”(“SFAS 5”) and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss”(“FIN 14”).  Pursuant to SFAS No. 5, a loss contingency is to be accrued only if it is probable and can be reasonably estimated. We have determined that a loss contingency related to the registration requirements in the warrants is not probable.

In the normal course of business, the Company is occasionally named as a defendant in various lawsuits. On March 14, 2007, a stockholder filed an action against the Company seeking money damages in the San Diego Superior Court for the County of San Diego, asserting claims of intentional misrepresentation, negligent misrepresentation, fraudulent concealment, and negligence. The Company has successfully appealed the Superior Court's denial of its motion to compel arbitration and the case has been ordered to arbitration. If plaintiff intends to pursue the matter further then plaintiff will have to file an arbitration claim. If the plaintiff does file such an arbitration claim, then the Company intends to vigorously defend its interests in this matter and expects that the resolution of this matter will not have a material adverse effect on its business, financial condition, results of operations, or cash flows. However, due to the uncertainties in litigation, no assurance can be given as to the outcome of these proceedings. However, due to the uncertainties in litigation, no assurance can be given as to the outcome of these proceedings.

Results of Operations of St. Bernard

Comparison of Fiscals Years Ended December 31, 2008 and 2007 (In millions, except percentages)

Revenues
For the Years Ended
December 31,
	2008	2007	% Change
Total revenues	$18.0	$19.1	(5.8)%

Revenues decreased $1.1 million for the year ended December 31, 2008, compared to the same period in 2007 primarily due to an increase of $2.5 million in our core product line revenue, which includes iPrism, offset by a decrease of $3.5 million in our UpdateEXPERT and Open File Manager revenues. We sold the UpdateEXPERT product line to Shavlik in January 2007, and we sold the Open File Manager product line to EVault in August 2007. See discussion of changes in subscription revenues, appliance revenues, and license revenues below.

Subscription Revenues
For the Years Ended
December 31,
	2008	2007	$ Change
Subscription revenues	$13.9	$14.2	(2.1)%
As a percentage of revenues	77.2%	74.3%

For the year ended December 31, 2008, our subscription revenues decreased $0.3 million compared to the same period in 2007 primarily due to an increase of $1.7 million in our core product line revenue, which includes iPrism, offset by a decrease of $2.0 million in revenue resulting from the sale in January 2007 and August 2007, respectively, of our UpdateEXPERT and Open File Manager product lines. We expect our subscription revenues to increase in future periods through increases to the customer base of our core product lines. The subscription renewal rates for our products traditionally range from 75% to 95%.

Appliance Revenues
For the Years Ended
December 31,
	2008	2007	% Change
Appliance revenues	$4.1	$3.2	28.1%
As a percentage of revenues	22.8%	16.8%

For the year ended December 31, 2008, appliance revenues increased approximately $0.9 million compared to the same period in 2007.  The increase in revenue is attributed to the higher selling price of our h-series appliances. We have seen a noticeable shift in customer demand toward the higher-end models during 2008. We expect appliance revenue to continue to increase in future periods due to the increased efforts of our sales team to upsell our customers these appliances, which are designed to enhance the iPrism web filtering capabilities.

License Revenues

For the Years Ended
December 31,
	2008	2007	% Change
License revenues	$0.0	$1.7	(100.0)%
As a percentage of revenues	0.0%	8.9%

For the year ended December 31, 2008 our net license revenues were $31,000 decreasing approximately $1.7 million compared to the same period in 2007.  This decrease was due primarily to the loss of UpdateEXPERT and Open File Manager license revenues resulting from the sale of these product lines in 2007. We do not anticipate significant license revenue in future periods.

Cost of Revenues
For the Years Ended
December 31,
	2008	2007	% Change
Total cost of revenues	$4.9	$7.2	(31.9)%
Gross margin percent	72.8%	62.3%

Cost of revenues consist primarily of the cost of contract manufactured hardware, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Cost of revenues decreased $2.3 million for the year ended December 31, 2008 compared to the same period in 2007. Gross margin increased 10.5% for the year ended December 31, 2008 compared to the same period in 2007, primarily due to a decrease in the costs associated with subscription revenues, which includes direct subscription costs and payroll costs for the technical operations group that maintains the various databases and the technical support group, coupled by a decrease in the costs of appliance revenues. See the discussion of changes in the cost of subscription and appliance revenues below.

Cost of Subscription Revenues
For the Years Ended
December 31,
	2008	2007	% Change
Total cost of subscription revenues	$2.2	$3.9	(43.6)%
Gross margin percent	84.2%	72.5%

The cost of subscription revenues includes the technical operations group that maintains the various databases and the technical support group. Due to the sale of UpdateEXPERT and Open File Manager in January and August 2007, respectively, costs related to these two product lines were non-existent for the year ended December 31, 2008. In addition, payroll and other direct expenses related to our core product line, which includes iPrism, decreased in the year ended December 31, 2008 compared to the same period in 2007 due primarily to a reduction in workforce.

Cost of Appliance Revenues

For the Years Ended
December 31,
	2008	2007	% Change
Total cost of appliance revenues	$2.7	$3.2	(15.6)%
Gross margin percent	34.1%	0.0%

The cost of appliance revenues, which includes contract manufactured equipment, packaging and freight, decreased $0.5 million  for the year ended December 31, 2008 compared to the same period in 2007, which lead to an increase of 34.1% in our gross margin percentage on these same appliances. The decrease in costs and the increase in gross margin percentage for year ended December 31, 2008 compared to the same period in 2007 can be mainly attributed to the write-down of obsolete inventory and the booking of a warranty reserve for returns during 2007.

Sales and Marketing
For the Years Ended
December 31,

	2008	2007	% Change
Total sales and marketing	$7.6	$13.4	(43.3)%
As a percentage of revenues	42.2%	70.2%

Sales and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the year ended December 31, 2008, the sales and marketing expenses decreased 43.3%, or $5.8 million, over the same period in 2007. The decrease was attributable to our successful cost reduction efforts and the closure of our sales offices in Europe and Australia during the fourth quarter of 2007. The most significant decreases include compensation and consulting expenses of $3.7 million and advertising expenses of $1.8 million.

Research and Development
For the Years Ended
December 31,
	2008	2007	% Change
Total research and development	$2.9	$6.0	(51.7)%
As a percentage of revenues	16.1%	31.4%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The decrease of $3.1 million for the year ended December 31, 2008 compared to the same period in 2007 was primarily the result of a decrease in compensation expenses related to layoffs and the sale of UpdateExpert and Open File Manager.  Management believes that a significant investment in research and development is required to remain competitive and we expect to continue to invest in research and development activities.

We anticipate research and development expenses to increase in 2009 compared to 2008, as we extend the core functionality and features within our core products.

General and Administrative
For the Years Ended
December 31,
	2008	2007	% Change
Total general and administrative	$5.3	$7.9	(32.9)%
As a percentage of revenues	29.4%	41.4%

General and administrative expenses, which consist primarily of salaries and related benefits, and fees for professional services, such as legal and accounting services, decreased $2.6 million for the year ended December 31, 2008, compared to the same period in 2007, mainly due to our extensive cost cutting efforts. The most significant decreases in 2008 included decreases in  accounting, legal, and insurance costs of $0.8 million, compensation and consulting expenses of $0.7 million, lease and rent expenses of $0.4 million, and utilities expense of $0.2 million.

Impairment
For the Years Ended
December 31,
	2008	2007	% Change
Total impairment	$0.0	$3.3	(100.0)%
As a percentage of revenues	0.0%	17.3%

An impairment charge of $3.3 million was recorded at September 30, 2007 to write-down the intangible assets related to the acquisition of AgaveOne to zero.  No such write-downs occurred during the year ended December 31, 2008.

Interest and Other Income, Net
For the Years Ended
December 31,

	2008	2007	% Change
Total interest and other income, net	$0.2	$0.2	0.0%
As a percentage of revenues	1.1%	1.0%

Interest and other income, net, includes interest expense, interest income, and other income. The increase for the year ended December 31, 2008 over the same period in 2007 was due to the gain on the settlement of trade payables, offset by an increase in interest expense due to the increase in short-term borrowings.

Gain on Sale of Assets
For the Years Ended
December 31,
	2008	2007	% Change
Gain on sale of assets	$0.6	$11.3	(94.7)%
As a percentage of revenues	3.3%	59.2%

The gain on the sale of assets for year ended December 31, 2008 was $0.6 million as compared to approximately $11.3 million for the same period in 2007. During the first and third quarter of fiscal year 2007, we sold our UpdateExpert product line to Shavlik and our Open File Manager product line to EVault recognizing a gain of approximately $ 3.5 million and $7.8 million, respectively. The gain for the year ended December 31, 2008 consisted primarily of funds released from an indemnification escrow as a result of the sale of the Open File Manager product.

Recent Accounting Pronouncements

In December 2008, FASB issued FSP FAS 140-4 and FIN 46-(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” (“FSP FAS 140-4 and FIN 46(R)-8”).  FSP FAS 140-4 and FIN 46(R)-8 amends FASB 140,“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), to require public entities to provide additional disclosures about transfers of financial assets.  It also amends FASB Interpretation No. 46(R), to require public enterprises, including sponsors that have a variable interest in a VIE, to provide additional disclosures about their involvement with VIEs. FSP FAS 140-4 and FIN 46(R)-8 is related to disclosure only and will not have an impact on our consolidated financial position or results of operations.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active. FSP FAS 157-3 became effective upon issuance, including prior periods for which financial statements have not been issued. Our adoption of FSP FAS 157-3 did not have a material impact on our financial position, cash flows, or results of operations.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock” (“EITF 07-5”). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 - specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company has outstanding warrants to purchase common stock that have been preliminarily evaluated as ineligible for equity classification under EITF 07-5 because of certain provisions that may result in an adjustment to the exercise price of the warrants. Accordingly, the adjustment feature may cause the warrant to fail to be indexed solely to the Company’s stock. The warrants would therefore be classified as liabilities and re-measured at fair value with changes in the fair value recognized in operating results. The Company has not completed our analysis of these instruments nor determined the effects of pending adoption, if any, on our consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). Under FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. We are currently evaluating the impact, if any, of adopting FSP EITF 03-6-1 on our earnings per share.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principle” (“SFAS 162”).  SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities.  SFAS 162 will be effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411. The adoption of SFAS 162 did not have a material impact on its financial position, cash flows, or results of operations.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company does not expect FSP FAS 142-3 to have a material impact on its financial statements.

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

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. This statement applies in those instances where other accounting pronouncements require or permit fair value measurements and the Board has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change the current practice. In February 2008, the FASB issued FSP FAS 157-2 which defers the effective date of SFAS 157 for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequent recurring basis, until years beginning after November 15, 2008.  The Company’s adoption of SFAS 157 for its financial assets and liabilities on January 1, 2008 did not have a material impact on the Company’s financial position, cash flows, or results of operations.  The Company is currently reviewing the adoption requirements related to our non-financial assets and liabilities and has not yet determined the impact, if any, this will have on our financial position, cash flows, or results of operations.

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

Cash used in operations for year ended December 31, 2008 was $0.5 million compared to cash used during the year ended December 31, 2007 of $11.6 million. The net decrease in use of cash was due primarily to lower operating losses and substantial improvements to the cost structure of our business.

Cash flows provided by investing activities for the years ended December 31, 2008 and 2007 was $0.5 million and $6.9 million, respectively. The cash provided by investing activities as of December 31, 2008 included the $500,000 payment for the “Holdback Amount” by EVault in satisfaction of the signed agreement between EVault and the Company for the sale of the Open File Manager product line.

Cash flows provided by financing activities for the years ended December 31, 2008 and 2007 was $0.8 million and $1.2 million, respectively. The decrease in cash provided by financing activities for the year ended December 31, 2008, compared to the same period in 2007 was primarily due to the net decrease in short-term borrowings.

As a result of the foregoing, the net increase in cash and cash equivalents was $0.8 million for the year ended December 31, 2008 as compared to a net decrease in cash of approximately $3.5 million for the comparable period in 2007.

Credit Facilities

Silicon Valley Bank

On May 15, 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, a California corporation (“SVB”) which was subsequently amended on February 27, 2009. Pursuant to the terms of the Loan Amendment, among other things, SVB (i) decreased the interest rate on the revolving line of credit to 3.50% (from 3%) over the greater of the prime rate or 7.5% (from 10.5%), (ii) modified the tangible net worth covenant to no less that negative seventeen million dollars ($17,000,000) at all times, increasing quarterly by fifty percent (50%) of net income and monthly by fifty percent (50%) of issuances of equity after January 31, 2009 and the principal amount of subordinated debt received after January 31, 2009, (iii) modified the borrowing base to seventy percent (70%) of eligible accounts and the lesser of sixty percent (60%) of advanced billing accounts or six hundred thousand dollars ($600,000) as determined by SVB; provided, however, that SVB may, with notice to the Company, decrease the foregoing percentage in its good faith business judgment based on events, conditions, contingencies, or risks which, as determined by SVB, may adversely affect collateral, and (iv) extended the revolving line maturity date to May 15, 2010. At December 31, 2008, the effective interest rate was 10.5% and the balance on the line of credit with SVB was $1.7 million. The Company was in compliance with the above stated covenants and restrictions. The obligations under the SVB Loan and Security Agreement were secured by substantially all of St. Bernard’s assets.

In connection with the execution of a previous SVB Loan Amendment dated January 25, 2008, St. Bernard issued warrants to SVB, which allows SVB to purchase up to 140,350 shares of St. Bernard common stock at an exercise price of $0.57 per share. The warrants expire on the seventh anniversary of their issue date. The Company recorded deferred debt issuance costs in the amount of $58,000, based on the estimated fair value allocated to the warrants using the following assumptions; 75.35% volatility, risk free interest rate of 3.61%, an expected life of seven years and no dividends.  Amortization of the debt issuance costs, including amounts recorded as a debt discount for warrants previously issued for the years ended December 31, 2008 and 2007, which is being recorded as interest expense, was approximately $104,000 and $11,000, respectively. Furthermore, St. Bernard agreed to grant SVB certain piggyback registration rights with respect to the shares of common stock underlying the warrants.

Agility Capital / Partners for Growth II, LP

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

In July 2008, the entire outstanding balance on the Agility Loan, approximately $562,000, was paid using the proceeds from a new loan from PFG.

In connection with the execution of the Agility Loan Agreement, St. Bernard issued warrants to Agility (the "Agility Warrants"), which allows Agility to purchase up to 463,500 shares of St. Bernard common stock at an exercise price equal to $0.57 per share. The Agility Warrants expire on the seventh anniversary of their issue date. The Company estimated the fair value of the warrants to be $190,000 using the following assumptions; 75.35% volatility, risk free interest rate of 3.61%, an expected life of seven years and no dividends.  In accordance with Accounting Principles Board Opinion No. 14, the relative fair value of the warrants, estimated to be approximately $151,000, was recorded as debt discount.   Amortization of the debt discount for the year ended December 31, 2008, which was being recorded as interest expense, was approximately $151,000. The Agility Warrants contains anti-dilution protection in the event of a debt or equity financing, with respect to the exercise price and number of shares. Furthermore, St. Bernard granted Agility piggyback registration rights with respect to the shares of common stock underlying the Agility Warrants.  In July 2008, the remaining unamortized balance of the previously recorded debt discount was amortized to interest expense in connection with the full repayment of the Agility Loan.

On July 21, 2008, the Company entered into a Loan Agreement with PFG (the “PFG Loan Agreement”), which became effective on July 23, 2008 and was subsequently amended on February 27, 2009. Pursuant to the terms of the Loan Amendment, PFG has eliminated the Modified Net Income covenant for the reporting periods ending February 28, 2009 and March 31, 2009.

The annual interest rate on the PFG Loan is set at the Prime Rate, quoted by SVB as its Prime Rate from time to time, plus 3% (the “Applicable Rate”).  At December 31, 2008, the effective interest rate was 7%. St. Bernard is required to maintain a minimum borrowing amount of at least $750,000 (the “Minimum Borrowing Amount”) or pay PFG a minimum interest amount (the “Minimum Interest Amount”) equal to $750,000, multiplied by the Applicable Rate, and further multiplied by the number of days (based on a 360-day year) from the date of such failure to maintain the Minimum Borrowing Amount to the Maturity Date (as defined in the PFG Loan Agreement).  Pursuant to the terms of the PFG Loan Agreement, St. Bernard paid PFG a one-time commitment fee of $30,000 and a $5,000 amendment fee and agreed to reimburse PFG for PFG’s reasonable attorneys’ fees in connection with the negotiation of the PFG Loan Agreement.

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

The PFG Loan Agreement contains affirmative, negative and financial covenants customary for credit facilities of this type, including, among other things, limitations on indebtedness, liens, sales of assets, mergers, investments, and dividends.  The PFG Loan Agreement also requires that St. Bernard maintain a Modified Net Income (as defined in the PFG Loan Agreement) greater than zero. The PFG Loan Agreement contains events of default customary for credit facilities of this type (with customary grace or cure periods, as applicable) and provides that upon the occurrence and during the continuance of an event of default, among other things, the interest rate on all borrowings will be increased, the payment of all borrowings may be accelerated, PFG’s commitments may be terminated and PFG shall be entitled to exercise all of its rights and remedies, including remedies against collateral.  At December 31, 2008, the Company was in compliance with the above stated covenants.

In connection with the execution of the PFG Loan Agreement, St. Bernard received approximately $1,000 from PFG, and as a result, issued a warrant to PFG on July 21, 2008 (the “Warrant”), which allows PFG to purchase up to 450,000 shares of St. Bernard common stock at an exercise price equal to $0.46 per share. The Warrant expires on July 20, 2013.  The Company recorded deferred debt issuance costs in the amount of $125,000, based on the estimated fair value allocated to the warrants using the following assumptions; 69.07% volatility, risk free interest rate of 4.09%, an expected life of five years and no dividends. Amortization of the debt issuance costs for the year ended December 31, 2008, which is being recorded as interest expense, was approximately $28,000. As of December 31, 2008, the balance on the PFG Loan Agreement was $750,000.

Contractual Commitments

The following table is a summary of the contractual lease commitments for operating facilities and certain equipment under non-cancelable operating leases with various expiration dates through July 2011. Future minimum payments as of December 31, 2008 are as follows:

Year Ending December 31,
2009	$1,203,000
2010	1,243,000
2011	4,000
Total	$2,450,000

In September 2008, we subleased a portion of our unused office space to a company. The proceeds from the sublease will be used to offset our monthly facilities rent expense.

Losses from Operations – Liquidity

As of December 31, 2008, the Company had approximately $2.1 million of cash and cash equivalents and a working capital deficit of $10.5 million.  Approximately $10.5 million of our current liability balance at December 31, 2008 consists of deferred revenues, which represents amounts that will be amortized into revenue as they are earned in future periods. The Company also had a stockholders’ deficit of approximately $9.1 million at December 31, 2008.

The Company has a history of losses and has not yet been able to achieve profitability. For the years ended December 31, 2008 and 2007, the Company incurred net losses of $2.3 million and $7.5 million, respectively. The cumulative net loss was approximately $49.5 million and $47.2 million as of December 31, 2008 and 2007, respectively. During the fourth quarter of 2007 and through the second quarter of 2008, the Company made substantial changes to the cost structure of its business. These changes included the closure of its sales and marketing offices in Europe and Australia, reducing headcount to be in line with the current size of its business, renegotiating vendor contracts, and refocusing its marketing strategy around its core business. In addition to these changes, the Company entered into a Loan and Security Agreement (the “PFG Loan Agreement”) with Partners for Growth II, L.P. (“PFG”) in July 2008 for the amount of $1.5 million. See Note 6.

The Company believes that its existing cash resources, combined with cash expected to be received from existing accounts receivable and projected billings and borrowing availability under existing credit facilities, will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected billings and related cash receipts will be realized or that anticipated continued improvement in operating results will occur. In the event cash flow from operations is not sufficient, the Company may require additional sources of financing in order to maintain its current operations. These additional sources of financing may include public or private offerings of equity or debt securities. Whereas management believes it will have access to these financing sources if necessary, no assurance can be given that additional sources of financing will be available on acceptable terms, on a timely basis, or at all.

Off-Balance Sheet Arrangements

Except for the commitments arising from our operating leases arrangements disclosed in the preceding section, we have no other off-balance sheet arrangements that are reasonably likely to have a material effect on our financial statements.

Forward-Looking Statements

This Annual Report on Form 10-K and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, these forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plan,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “pro forma,” or “anticipates,” or other similar words (including their use in the negative), or by discussions of future matters such as the development of new products, technology enhancements, possible changes in legislation and other statements that are not historical. These statements include but are not limited to statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” as well as other sections in this report.

The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we assume no obligation to update our forward-looking statements, even if new information becomes available in the future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 8.  Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference from the consolidated financial statements for the fiscal years ended December 31, 2008 and 2007 listed in Item 15 of Part IV of this report, beginning on page F-3.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls

Under the supervision of and with the participation of our management, including our Chief Executive Officer / Chief Financial Officer, at December 31, 2008, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including our Chief Executive Officer / Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

During the course of our evaluation, our Chief Executive Officer / Chief Financial Officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer / Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled, Internal Control—Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of our internal control over financial reporting.

Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008, the end of our most recent fiscal year.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, during the fourth quarter of the fiscal year ended December 31, 2008 that have materially affected or are reasonably likely to affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to the information under the captions “Election of Directors” and “Affiliate Transactions and Relationships” in our Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2008.

Item 11.  Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the information under the caption “Executive Compensation” in our Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2008.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” in our Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2008.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to the information under the caption “Audit Fees” in our Proxy Statement, which we will file with the SEC within 120 days after the end of our fiscal year ended December 31, 2008.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

Consolidated Financial Statements and Schedules:

The following consolidated financial statements are filed as part of this report as required by “Item 8. Financial Statements and Supplementary Data.”

Exhibits:

2.1
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

4.14
Warrant Purchase Agreement among Humphrey P. Polanen and Newbridge Securities Corporation and I-Bankers Securities Incorporated (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-114861) filed with the Securities and Exchange Commission on April 26, 2004.)

4.15*
St. Bernard Software, Inc. Amended and Restated 2005 Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2008).

4.16*
AgaveOne, Inc. (dba Singlefin) 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 28, 2006).

4.17*
St. Bernard Software, Inc. 2006 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2006).

10.1
Loan and Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated May 11, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2007).

10.2
Asset Purchase Agreement between St. Bernard Software, Inc. and EVault, Inc. dated August 13, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2007).

10.3
Third Amendment to Loan and Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated January 25, 2008 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008)

10.4
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

10.8
St. Bernard Software, Inc. 2008 Variable (Bonus) Compensation Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2008).

10.9
Employment Agreement between St. Bernard Software, Inc. and Steve Yin executed September 22, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2008).

10.10
Separation Agreement and Release between St. Bernard Software, Inc. and Vince Rossi executed December 2, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2008).

10.11
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

31.1
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________________
*	Management contract or compensatory plan or arrangement

ST. BERNARD SOFTWARE, INC.

REPORT OF  INDEPENDENT REGISTERED PUBLIC ACCOUNTING  FIRM

To the Board of Directors
St. Bernard Software, Inc
San Diego, CA

We have audited the accompanying consolidated balance sheets of St. Bernard Software, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of St. Bernard Software, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

San Diego, California
March 10, 2009

St. Bernard Software, Inc.
Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
Assets

Current Assets
Cash and cash equivalents	$2,051,000	$1,297,000
Accounts receivable - net of allowance for doubtful accounts of $52,000 and $59,000 in 2008 and 2007, respectively	3,170,000	3,255,000
Inventories - net	364,000	158,000
Prepaid expenses and other current assets	381,000	440,000
Total current assets	5,966,000	5,150,000

Fixed Assets - Net	828,000	1,301,000

Other Assets	281,000	215,000

Goodwill	7,568,000	7,568,000
Total Assets	$14,643,000	$14,234,000

Liabilities and Stockholders’ Deficit

Current Liabilities
Short-term borrowings	$2,462,000	$1,566,000
Accounts payable	1,270,000	3,026,000
Accrued compensation expenses	1,361,000	1,188,000
Accrued expenses and other current liabilities	518,000	92,000
Warranty liability	195,000	314,000
Current portion of capitalized lease obligations	147,000	153,000
Deferred revenue	10,469,000	9,589,000
Total current liabilities	16,422,000	15,928,000

Deferred Rent	118,000	232,000

Capitalized Lease Obligations, Less Current Portion	22,000	170,000

Deferred Revenue	7,152,000	5,860,000
Total liabilities	23,714,000	22,190,000

Commitments and Contingencies (Note 12)

Stockholders’ Deficit
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; 14,783,090 and 14,760,052 shares issued and outstanding in 2008 and 2007, respectively	148,000	148,000
Additional paid-in capital	40,308,000	39,079,000
Accumulated deficit	(49,527,000)	(47,183,000)
Total stockholders’ deficit	(9,071,000)	(7,956,000)
Total Liabilities and Stockholders’ Deficit	$14,643,000	$14,234,000

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.
Consolidated Statements of Operations

	Years ended December 31,
	2008	2007
Revenues
Subscription	$13,916,000	$14,205,000
Appliance	4,051,000	3,160,000
License	31,000	1,711,000
Total Revenues	17,998,000	19,076,000

Cost of Revenues

Subscription	2,194,000	3,918,000
Appliance	2,715,000	3,194,000
License	11,000	70,000
Total Cost of Revenues	4,920,000	7,182,000

Gross Profit	13,078,000	11,894,000

Sales and marketing expenses	7,577,000	13,387,000
Research and development expenses	2,943,000	5,976,000
General and administrative expenses	5,280,000	7,858,000
Impairment expense	-	3,262,000
Total Operating Expenses	15,800,000	30,483,000

Loss from Operations	(2,722,000)	(18,589,000)

Other Income
Interest expense - net	625,000	196,000
Gain on sale of assets	(563,000)	(11,284,000)
Other income	(443,000)	(26,000)
Total Other Income	(381,000)	(11,114,000)
Loss Before Income Taxes	(2,341,000)	(7,475,000)

Income tax expense	(3,000)	(42,000)
Net Loss	$(2,344,000)	$(7,517,000)
Loss Per Common Share - Basic and Diluted	$(0.16)	$(0.51)
Weighted Average Shares Outstanding	14,777,656	14,769,567

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.
Consolidated Statement of Stockholders' Deficit

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2006	14,764,251	$148,000	$38,305,000	$(39,666,000)	$(1,213,000)
Common stock issued for exercise of employee options	44,950	-	30,000	-	30,000
Common stock issued under the employee stock purchase plan	17,518	-	14,000	-	14,000
Stock-based compensation expense	-	-	888,000	-	888,000
Common stock cancelled as a result of an indemnification claim	(66,667)	-	(250,000)	-	(250,000)
Value of warrants issued	-	-	92,000	-	92,000
Net loss	-	-	-	(7,517,000)	(7,517,000)
Balance at December 31, 2007	14,760,052	$148,000	$39,079,000	$(47,183,000)	$(7,956,000)
Common stock issued under the employee stock purchase plan	23,038	-	11,000	-	11,000
Stock-based compensation expense	-	-	882,000	-	882,000
Value of warrants issued	-	-	336,000	-	336,000
Net loss	-	-	-	(2,344,000)	(2,344,000)
Balance at December 31, 2008	14,783,090	$148,000	$40,308,000	$(49,527,000)	$(9,071,000)

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.
 Consolidated Statements of Cash Flows
	Years ended December 31,
	2008	2007

Cash Flows From Operating Activities
Net loss	$(2,344,000)	$(7,517,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	580,000	1,110,000
Allowance for doubtful accounts	(7,000)	(619,000)
Gain on sale of assets	(563,000)	(11,284,000)
Impairment of intangible assets related to the acquisition of AgaveOne	-	3,262,000
Stock-based compensation expense	882,000	888,000
Noncash interest expense	284,000	11,000
Increase (decrease) in cash resulting from changes in:
Accounts receivable	93,000	1,328,000
Inventories	(206,000)	572,000
Prepaid expenses and other assets	(46,000)	59,000
Accounts payable	(1,756,000)	(1,304,000)
Accrued expenses and other current liabilities	595,000	(430,000)
Warranty liability	(143,000)	293,000
Deferred rent	(36,000)	3,000
Deferred revenue	2,173,000	1,985,000
Net cash used in operating activities	(494,000)	(11,643,000)

Cash Flows From Investing Activities
Additional costs related to an acquisition	-	(109,000)
Purchases of fixed assets	(76,000)	(400,000)
Proceeds from the sale of assets	570,000	7,413,000
Net cash provided by investing activities	494,000	6,904,000

Cash Flows From Financing Activities
Proceeds from stock option and warrant exercises	-	30,000
Proceeds from warrant options purchase	1,000	-
Proceeds from the sales of stock under the employee stock purchase plan	11,000	15,000
Principal payments on capitalized lease obligations	(154,000)	(121,000)
Net increase in short-term borrowings	896,000	1,270,000
Net cash provided by financing activities	754,000	1,194,000
Net Increase (decrease) in Cash and Cash Equivalents	754,000	(3,545,000)
Cash and Cash Equivalents at Beginning of Period	1,297,000	4,842,000
Cash and Cash Equivalents at End of Period	$2,051,000	$1,297,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$307,000	$245,000
Income taxes	$-	$2,000

Non Cash Investing and Financing Activities:

In January 2008, the Company issued warrants to purchase up to 140,350 shares of the Company's common stock in connection with the amendment of a loan agreement.  Deferred debt issuance costs of $58,000 were recorded based on the estimated fair value of the warrants. See Note 6.

In January 2008, the Company issued warrants to purchase up to 460,526 shares of the Company's common stock in connection with a loan agreement.  Debt discount of $151,000 was recorded based on the estimated relative fair value of the warrants.  See Note 6.

In July 2008, the Company issued warrants to purchase up to 450,000 shares of the Company's common stock in connection with a loan agreement.  Deferred  debt issuance costs of $125,000 were recorded based on the estimated fair value of the warrants.  See Note 6.

During 2007, the Company  entered  into  capitalized lease obligations for the purchase of $219,000 in fixed assets.

In April 2007, the shares issued in conjunction with the purchase of AgaveOne were reduced by 66,667 shares or $250,000 as a result of indemnification claims.

In May 2007, the Company issued 100,000 warrants in conjunction with a loan agreement with a bank.  See Note 6.

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

St. Bernard Software, Inc., a Delaware corporation (“we,” “us,”  “our,” the “Company,” or “St. Bernard”) is a software development company that designs, develops, and markets Secure Content Management (“SCM”) and policy compliance solutions to small, medium, and enterprise class customers. The Company sells its products through distributors, dealers, and original equipment manufacturers (“OEMs”), and directly to network managers and administrators worldwide.

 Basis of presentation

The consolidated financial statements include our accounts and those of our subsidiaries which include our operations in the UK and Australia.  The Company closed its European and Australian sales and marketing offices in November and July 2007, respectively. As such, these subsidiaries have been dormant since that time. All inter-company balances and transactions have been eliminated in consolidation.

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

Liquidity

As of December 31, 2008, the Company had approximately $2.1 million of cash and cash equivalents and a working capital deficit of $10.5 million.  Approximately $10.5 million of our current liability balance at December 31, 2008 consists of deferred revenues, which represents amounts that will be amortized into revenue as they are earned in future periods. The Company also had a stockholders’ deficit of approximately $9.1 million at December 31, 2008.
The Company has a history of losses and has not yet been able to achieve profitability. For the years ended December 31, 2008 and 2007, the Company incurred net losses of $2.3 million and $7.5 million, respectively. The cumulative net loss was approximately $49.5 million and $47.2 million as of December 31, 2008 and 2007, respectively. During the fourth quarter of 2007 and through the second quarter of 2008, the Company made substantial changes to the cost structure of its business. These changes included the closure of its sales and marketing offices in Europe and Australia, reducing headcount to be in line with the current size of its business, renegotiating vendor contracts, and refocusing its marketing strategy around its core business. In addition to these changes, the Company entered into a Loan and Security Agreement (the “PFG Loan Agreement”) with Partners for Growth II, L.P. (“PFG”) in July 2008 for the amount of $1.5 million. As a result of the above changes, the company generated positive cash flows beginning in the third quarter of 2008 of $346,000 and cash provided by operations of $1.4 million for the quarter ended December 31, 2008. See Note 6.

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

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

Segment Information

The Company presents its business as one reportable segment due to the similarity in nature of products provided, financial performance measures (revenue growth and gross margin), methods of distribution (direct and indirect) and customer markets (each product is sold by the same personnel to government and commercial customers, domestically and internationally). The Company’s chief operating decision making officer reviews financial information on its products on a consolidated basis.

Fair value of financial instruments

The Company’s financial instruments whose fair value approximates their carrying value due to the short-term nature of the instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The fair value of the Company’s obligations under its line of credit and  capital leases approximates their carrying value as the stated interest rates of these instruments reflect rates which are otherwise currently available to the Company.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents.

Accounts receivable

The Company has established an allowance for doubtful accounts for potential credit losses that are expected to be incurred, based on historical information, customer concentrations, customer solvency, current economic and geographical trends, and changes in customer payment terms and practices, and any changes are adjusted through revenue/deferred revenue. Management has estimated that an allowance of approximately $52,000 and $59,000 for the years ended December 31, 2008 and 2007, respectively, was adequate to cover the potential credit losses.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of computer hardware. At December 31, 2008 and 2007, the Company has provided a reserve for obsolete inventory of approximately $72,000 and $11,000, respectively. During 2007, the Company wrote-off approximately $500,000 of obsolete/used inventory.

Research and development and capitalized software costs

The Company’s research and development expenses include payroll, employee benefits, stock-based compensation, offshore development and other head-count related costs associated with product development and are expensed as incurred. Research and development costs totaled approximately $2.9 million and $6.0 million in 2008 and 2007, respectively.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. The Company has determined that technological feasibility for its products is reached after beta testing which is shortly before the products are released to manufacturing/operations. Costs incurred after technological feasibility is established are not material, and accordingly, the Company expenses all research and development costs when incurred. The technological feasibility of significant intellectual property that is purchased has been established prior to the acquisition and therefore the cost is capitalized. Amortization is computed on an individual-product basis using the straight-line method over a useful life ranging from three to six years.  Amortization expense related to capitalized software was approximately $38,000 and $300,000 for 2008 and 2007, respectively.  The capitalized software was fully amortized at December 31, 2008.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company accounts for costs incurred to develop computer software for internal use in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.  As required by SOP 98-1, the Company capitalizes the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing. Costs incurred during the preliminary project along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized over various periods up to three years. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, and estimated economic life. For the year ended December 31, 2008, the Company capitalized software development costs of $114,000.

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

Goodwill

The Company accounts for goodwill in accordance with the provisions of SFAS No. 142, “Goodwill and other Intangible Assets”  (“SFAS 142”).  The Company subjects the goodwill to an annual impairment test or when events indicate that impairment has occurred. The impairment test consists of a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. The estimate of fair value of the reporting unit is determined using various valuation techniques with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the reporting unit. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Based upon the result of an impairment test performed during the fourth quarter of 2008, management of the Company has concluded there was no impairment of goodwill at December 31, 2008.

Impairment of long-lived assets

The Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”.  Pursuant to SFAS No. 144, long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

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

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Registration payment arrangements

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements” on October 1, 2006. Pursuant to the FSP EITF 00-19-2, the Company accounts for the registration rights contained for warrants separately and measures the liability under FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”.  Pursuant to FASB No. 5, a loss contingency is to be accrued only if it is probable and can be reasonably estimated.  The Company is obligated only to use its best efforts to cause a registration statement to become effective.

Deferred revenue

Revenues from support and subscription agreements are recognized ratably over the term of the support subscription period. The Company has contracts that extend to 2012. Post contract subscription and support revenues are expected be recognized over the following periods:

Year Ending December 31,
2009	$10,469,000
2010	4,564,000
2011	2,286,000
2012	302,000
Total	$17,621,000

Foreign currency

During 2007, the functional currency of the Company’s foreign operations was the U.S. dollar. Monetary assets and liabilities of the foreign operations were translated into U.S. dollars at the exchange rate in effect at the balance sheet date while nonmonetary items were translated at historical rates. Revenues and expenses were translated at average exchange rates during the period. Remeasurement gains or losses were recognized currently in consolidated operations. In 2007, such gains and losses were insignificant, and in 2008 there were no foreign operations.

Loss per common share

Basic loss per common share is calculated by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share includes the components of basic loss per common share and also gives effect to dilutive common stock equivalents. Potentially dilutive common stock equivalents include stock options and warrants (See Notes 2 and 9). No dilutive effect was calculated for the years ended December 31, 2008 and 2007 as the Company reported a net loss in each period and the effect would have been anti-dilutive.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses were approximately $1.0 million and $2.5 million for 2008 and 2007, respectively.

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

The Company accrues for warranty expenses related to hardware and software products as part of its cost of revenue at the time revenue is recognized and maintains an accrual for estimated future warranty obligations based upon the relationship between historical and anticipated warranty costs and revenue volumes. The warranty reserve was approximately $195,000 and $314,000 for the years ended December 31, 2008 and 2007, respectively. If actual warranty expenses are greater than those projected, additional obligations and other charges against earnings may be required. If actual warranty expenses are less than projected, prior obligations could be reduced, providing a positive impact on reported results. The Company generally provides a one-year warranty on hardware products and a 60-day warranty on software products.

The following table presents the Company's warranty reserve activities:

	December 31,
	2008	2007
Beginning balance	$314,000	$20,000
Provisions, net of settlements	(119,000)	294,000
Ending balance	$195,000	$314,000

New accounting standards

In December 2008, FASB issued FSP FAS 140-4 and FIN 46-(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” (“FSP FAS 140-4 and FIN 46(R)-8”).  FSP FAS 140-4 and FIN 46(R)-8 amends FASB 140,“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), to require public entities to provide additional disclosures about transfers of financial assets.  It also amends FASB Interpretation No. 46(R), to require public enterprises, including sponsors that have a variable interest in a VIE, to provide additional disclosures about their involvement with VIEs. FSP FAS 140-4 and FIN 46(R)-8 is related to disclosure only and will not have an impact on our consolidated financial position or results of operations.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active. FSP FAS 157-3 became effective upon issuance, including prior periods for which financial statements have not been issued. Our adoption of FSP FAS 157-3 did not have a material impact on our financial position, cash flows, or results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock” (“EITF 07-5”). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 - specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company has outstanding warrants to purchase common stock that have been preliminarily evaluated as ineligible for equity classification under EITF 07-5 because of certain provisions that may result in an adjustment to the exercise price of the warrants. Accordingly, the adjustment feature may cause the warrant to fail to be indexed solely to the Company’s stock. The warrants would therefore be classified as liabilities and re-measured at fair value with changes in the fair value recognized in operating results. The Company has not completed our analysis of these instruments nor determined the effects of pending adoption, if any, on our consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). Under FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. We are currently evaluating the impact, if any, of adopting FSP EITF 03-6-1 on our earnings per share.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principle” (“SFAS 162”).  SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities.  SFAS 162 will be effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411. The adoption of SFAS 162 did not have a material impact on its financial position, cash flows, or results of operations.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company does not expect FSP FAS 142-3 to have a material impact on its financial statements.

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

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based compensation, the expected stock price volatility factor, and the pre-vesting option forfeiture rate. The weighted average fair value of options granted during the years ended December 31, 2008 and 2007 was calculated using the Black-Scholes option pricing model using the valuation assumptions in the table below. The Company estimates the expected life of stock options granted based upon management’s consideration of the historical life of the options and the vesting and contractual period of the options granted. The Company estimates the expected volatility factor of its common stock based on the weighted average of the historical volatility of three publicly traded surrogates of the Company and the Company’s implied volatility from its common stock price. The Company applies its risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The Company has no history or expectation of paying any cash dividends on its common stock.  Forfeitures were estimated based on historical experience.

	Year Ended	Year Ended
	2008	2007
Average expected life (years)	6.5	6.5
Average expected volatility factor	71.6%	75.4%
Average risk-free interest rate	3.8%	4.6%
Average expected dividend yield	0	0

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

Total stock-based compensation expense was approximately $882,000 and $888,000 for the years ended December 31, 2008 and 2007, respectively. The stock-based compensation expenses were charged to operating expenses. The effect on loss per share as a result of the stock based compensation expense was approximately $0.06 for the years ended December 31, 2008 and 2007, respectively. The tax effect was immaterial.

The following is a summary of stock option activity under the Plans as of December 31, 2008 and changes during fiscal year 2008:

	Number of Shares Outstanding	Weighted Average Exercise Price

Options outstanding at December 31, 2006	2,260,643	$3.12
Granted	1,700,464	$1.52
Exercised	(44,950)	$0.67
Forfeited	(1,841,296)	$3.20
Options outstanding at December 31, 2007	2,074,861	$1.77
Granted	1,109,000	$0.48
Exercised	—	$—
Forfeited	(620,885)	$1.43
Options outstanding at December 31, 2008	2,562,976	$1.29
Options vested and expected to vest at December 31, 2008	2,063,374	$1.45
Options exercisable at December 31, 2008	1,023,854	$1.99

Additional information regarding options outstanding as of December 31, 2008 is as follows:

Range of Exercise Prices		Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.36	to $0.36	8,000	9.52	$0.36	—	$—
$0.40	to $0.40	576,000	9.64	$0.40	—	$—
$0.41	to $0.54	97,500	9.41	$0.50	6,600	$0.52
$0.57	to $0.57	375,000	8.90	$0.57	134,218	$0.57
$0.59	to $0.59	296,404	8.53	$0.59	21,404	$0.59
$0.60	to $1.80	169,344	6.93	$1.00	127,441	$1.02
$1.90	to $1.90	275,000	2.35	$1.90	182,875	$1.90
$1.95	to $1.95	547,335	1.17	$1.95	370,612	$1.95
$3.71	to $4.75	210,000	5.78	$4.01	172,311	$4.07
$5.20	to $5.20	8,393	7.53	$5.20	8,393	$5.20
$0.36	to $5.20	2,562,976	6.30	$1.29	1,023,854	$1.99

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2008 was approximately $0. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2007 was approximately $9,000 and $0, respectively. The aggregate intrinsic value represents the total intrinsic value based upon the stock price of $0.19 at December 31, 2008.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2008, there was approximately $3.7 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the option plans. The cost is expected to be recognized over a weighted average period of 1.99 years.

Stock option plans

In 2005, the Company adopted the St. Bernard Software 2005 Stock Option Plan (the “2005 Plan”). Under the 2005 Plan, the Company has the ability to grant options to acquire up to 2,098,061 shares of its common stock to employees and others. In 2007, 44,950 options were exercised for total proceeds of $30,000 and 1,841,296 options were forfeited. There were no options exercised and 620,885 options were forfeited during 2008.

Amendment to stock option grants

On January 3, 2007, the Board of Directors of St. Bernard approved an amendment to certain stock option grants made by St. Bernard to certain St. Bernard current and former employees and directors between July 14, 2006 and December 4, 2006, reducing the exercise price of the amended option grants to the closing fair market price of St. Bernard common stock on January 11, 2007. The intention of St. Bernard’s Board of Directors in approving the amendment is to reestablish the incentive and retentive value of the amended stock options for the affected employees and directors, as the relevant options had been left significantly “out-of-the-money” due to declines in the price of St. Bernard common stock. A substantial majority of the options that were amended were granted to new executives and employees that joined St. Bernard after the merger with Sand Hill IT Security Acquisition Corp. in July 2006. The reason for delaying the determination of the new grant date for the amended option grants until January 11, 2007 was to enable the market to absorb the information before setting the new exercise price. The amendment affects options to purchase a total of up to 1,055,064 shares of the Company’s common stock, including options granted to the executive officers and directors of the Company. The incremental compensation expenses expected to be recognized over the remaining vesting period in relation to the amended stock option grants is approximately $283,000. See Note 15.

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

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2008 and 2007, stock purchases of Common stock under the ESPP were 23,038 shares and 17,518 shares, respectively.  Compensation expense was immaterial.

Shares available for issuance under the Company’s Employee Stock Purchase Plan are as follows:

Number of Shares
Shares reserved for issuance at December 31, 2006	400,000
Shares issued during year ended December 31, 2007	(17,518)
Shares reserved for issuance at December 31, 2007	382,482
Shares issued during year ended December 31, 2008	(23,038)
Shares reserved for issuance at December 31, 2008	359,444

3. Fixed Assets

Fixed assets consisted of the following:

	December 31,
	2008	2007
Computer equipment	$1,519,000	$1,477,000
Computer software	1,045,000	1,045,000
Office furniture	465,000	447,000
Office equipment	51,000	51,000
Leasehold improvements	102,000	95,000
	3,182,000	3,115,000
Less accumulated depreciation and amortization	(2,354,000)	(1,814,000)
	$828,000	$1,301,000

Depreciation and amortization expense was approximately $542,000 and $664,000 for 2008 and 2007, respectively. During the year ended December 31, 2007 the Company disposed of fixed assets and realized a loss of approximately $200,000, which included the write-off of approximately $2.8 million of fully depreciated fixed assets. The Company also reclassified $200,000 of net fixed assets during fiscal year 2007.

4. Other Assets

Other assets consisted of the following:

	December 31,
	2008	2007
Capitalized software costs, net of amortization	$114,000	$38,000
Security deposits	167,000	177,000
Total other assets	$281,000	$215,000

Amortization for the capitalized software costs are computed on an individual-product basis using the straight-line method over a useful of three years. Amortization expense related to capitalized software was approximately $38,000 and $300,000 for the years December 31, 2008 and 2007, respectively. Amortization for the customer related intangible was computed using the straight-line method over a useful life of five years. Amortization expense for the customer related intangible was approximately $100,000 for the year ended December 31, 2007.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

For the year ended December 31, 2008, the Company capitalized its “internal use” software development costs of $114,000 in accordance to SOP 98-1. There was no amortization related to these software development costs during 2008.

5. Goodwill

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

Under the terms of the purchase agreement, St. Bernard issued approximately 471,000 shares of common stock based on an exchange ratio of 0.086224 shares of St. Bernard common stock for each outstanding share of AgaveOne common stock as of October 17, 2006. Each AgaveOne, Inc. stockholder that was an accredited investor had the option of receiving either cash or St. Bernard common stock (but not both) in exchange for all of their shares of AgaveOne, Inc. stock at the closing of the merger. As a condition to closing, stockholders representing at least 50% of the outstanding AgaveOne, Inc. stock must have elected to receive St. Bernard stock in connection with the merger. At the time of the closing, options held by a single AgaveOne, Inc. employee were converted into an option to purchase approximately 47,000 shares of St. Bernard stock. The fair value of the outstanding options was determined using a Black-Scholes valuation model with the following weighted average assumptions: volatility of 67.85%; risk free interest rate of 4.73%; expected life of 4.5 years; and dividend yield of zero. The debt and other liabilities paid by St. Bernard were paid shortly after the closing.

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
$8,147,000

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

Approximately $4.3 million of the purchase price has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but instead tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of the goodwill has become impaired, the company will incur an accounting charge for the amount of the impairment during the quarter in which the determination is made. During fiscal year 2007, the Company incurred an impairment charge of $3.3 million to write-down the intangible assets related to the acquisition of AgaveOne to zero. See Note 4.

During 2002, St. Bernard acquired Internet Products, Inc in which $3.3 million of the purchase price was allocated to goodwill.

6. Credit Facilities

Silicon Valley Bank

On May 15, 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, a California corporation (“SVB”) which was subsequently amended on February 27, 2009.  Pursuant to the terms of the Loan Amendment, among other things, SVB (i) decreased the interest rate on the revolving line of credit to 3.50% (from 3%) over the greater of the prime rate or 7.5% (from 10.5%), (ii) modified the tangible net worth covenant to no less that negative seventeen million dollars ($17,000,000) at all times, increasing quarterly by fifty percent (50%) of net income and monthly by fifty percent (50%) of issuances of equity after January 31, 2009 and the principal amount of subordinated debt received after January 31, 2009, (iii) modified the borrowing base to seventy percent (70%) of eligible accounts and the lesser of sixty percent (60%) of advanced billing accounts or six hundred thousand dollars ($600,000) as determined by SVB; provided, however, that SVB may, with notice to the Company, decrease the foregoing percentage in its good faith business judgment based on events, conditions, contingencies, or risks which, as determined by SVB, may adversely affect collateral, and (iv) extended the revolving line maturity date to May 15, 2010. At December 31, 2008, the effective interest rate was 10.5% and the balance on the line of credit with SVB was $1.7 million. The Company was in compliance with the above stated covenants and restrictions. The obligations under the SVB Loan and Security Agreement were secured by substantially all of St. Bernard’s assets.

In connection with the execution of a previous SVB Loan Amendment dated January 25, 2008, St. Bernard issued warrants to SVB which allows SVB to purchase up to 140,350 shares of our common stock at an exercise price of $0.57 per share. The warrants expire on the seventh anniversary of their issue date. We recorded deferred debt issuance costs in the amount of $58,000, based on the estimated fair value allocated to the warrants using the following assumptions; 75.35% volatility, risk free interest rate of 3.61%, an expected life of seven years and no dividends.  Amortization of the debt issuance costs, including amounts recorded as a debt discount for warrants previously issued for the years ended December 31, 2008 and 2007, which is being recorded as interest expense, was approximately $104,000 and $11,000, respectively. Furthermore, St. Bernard agreed to grant SVB certain piggyback registration rights with respect to the shares of common stock underlying the warrants.

Agility Capital / Partners for Growth II, LP

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

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

In July 2008, the entire outstanding balance on the Agility Loan was paid using the proceeds from the new loan with Partners for Growth II, LP, described below.

In connection with the execution of the Agility Loan Agreement, St. Bernard issued warrants to Agility (the "Agility Warrants"), which allows Agility to purchase up to 463,500 shares of our common stock at an exercise price equal to $0.57 per share. The Agility Warrants expire on the seventh anniversary of their issue date. The Company estimated the fair value of the warrants to be $189,000 using the following assumptions; 75.35% volatility, risk free interest rate of 3.61%, an expected life of seven years and no dividends.  In accordance with Accounting Principles Board Opinion No. 14, the relative fair value of the warrants, estimated to be approximately $151,000, was recorded as debt discount.  Amortization of the debt discount for the year ended December 31, 2008, which was being recorded as interest expense, was approximately $151,000. The Agility Warrants contains anti-dilution protection in the event of a debt or equity financing, with respect to the exercise price and number of shares. Furthermore, St. Bernard granted Agility piggyback registration rights with respect to the shares of common stock underlying the Agility Warrants. In July 2008, the remaining unamortized balance of the previously recorded debt discount was amortized to interest expense in connection with the full repayment of the Agility Loan.

On July 21, 2008, the Company entered into a Loan Agreement with PFG (the “PFG Loan Agreement”), which became effective on July 23, 2008 and was subsequently amended on February 27, 2009. Pursuant to the terms of the Loan Amendment, PFG has eliminated the Modified Net Income covenant for the reporting periods ending February 28, 2009 and March 31, 2009.

The annual interest rate on the PFG Loan is set at the Prime Rate, quoted by SVB as its Prime Rate from time to time, plus 3% (the “Applicable Rate”).  At December 31, 2008, the effective interest rate was 7%. St. Bernard is required to maintain a minimum borrowing amount of at least $750,000 (the “Minimum Borrowing Amount”) or pay PFG a minimum interest amount (the “Minimum Interest Amount”) equal to $750,000, multiplied by the Applicable Rate, and further multiplied by the number of days (based on a 360-day year) from the date of such failure to maintain the Minimum Borrowing Amount to the Maturity Date (as defined in the PFG Loan Agreement).  Pursuant to the terms of the PFG Loan Agreement, St. Bernard paid PFG a one-time commitment fee of $30,000 and a $5,000 amendment fee and agreed to reimburse PFG for PFG’s reasonable attorneys’ fees in connection with the negotiation of the PFG Loan Agreement.

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

The PFG Loan Agreement contains affirmative, negative and financial covenants customary for credit facilities of this type, including, among other things, limitations on indebtedness, liens, sales of assets, mergers, investments, and dividends.  The PFG Loan Agreement also requires that St. Bernard maintain a Modified Net Income (as defined in the PFG Loan Agreement) greater than zero. The PFG Loan Agreement contains events of default customary for credit facilities of this type (with customary grace or cure periods, as applicable) and provides that upon the occurrence and during the continuance of an event of default, among other things, the interest rate on all borrowings will be increased, the payment of all borrowings may be accelerated, PFG’s commitments may be terminated and PFG shall be entitled to exercise all of its rights and remedies, including remedies against collateral.  At December 31, 2008, the Company was in compliance with the above stated covenants.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

In connection with the execution of the PFG Loan Agreement, St. Bernard received approximately $1,000 from PFG, and as a result, issued a warrant to PFG on July 21, 2008 (the “Warrant”), which allows PFG to purchase up to 450,000 shares of St. Bernard common stock at an exercise price equal to $0.46 per share. The Warrant expires on July 20, 2013.  The Company recorded deferred debt issuance costs in the amount of $125,000, based on the estimated fair value allocated to the warrants using the following assumptions; 69.07% volatility, risk free interest rate of 4.09%, an expected life of five years and no dividends. Amortization of the debt issuance costs for the year ended December 31, 2008, which is being recorded as interest expense, was approximately $28,000. As of December 31, 2008, the balance on the PFG Loan Agreement was $750,000.

7. Notes Payable to Related Parties

During fiscal year 2007, the Company paid off its promissory note in the amount of $15,000 with its former Chief Executive Officer. The note was unsecured and bore no interest. There were no promissory notes issued during 2008.

8. Income Taxes

	Year ended December 31, 2008
	Current	Deferred	Total
Federal	$—	$—	$—
State	3,000	—	3,000
Foreign	—	—	—
	$3,000	$—	$3,000

	Year ended December 31, 2007
	Current	Deferred	Total
Federal	$—	$—	$—
State	7,000	—	7,000
Foreign	35,000	—	35,000
	$42,000	$—	$42,000

Deferred income tax assets and liabilities consist of the following:

	December 31,
	2008	2007
Allowance for doubtful accounts	$21,000	$297,000
Inventory	29,000	4,000
Fixed assets	(58,000)	(51,000)
Accrued compensation	86,000	92,000
Deferred revenue	2,852,000	2,327,000
Stock options	953,000	601,000
Other	259,000	343,000
Net operating loss carryforwards	6,996,000	6,611,000
Tax credits carryforwards	27,000	33,000
	11,165,000	10,257,000
Valuation allowance	(11,165,000)	(10,257,000)
Net deferred tax asset	$—	$—

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

A reconciliation of the actual income tax expense recorded to that based upon expected federal tax rates are as follows:

	December 31,
	2008	2007
Expected federal tax benefit	$795,000	$2,636,000
Expected state benefit, net of federal tax effect	133,000	220,000
Change in valuation allowance	(908,000)	(1,512,000)
Impairment of goodwill	—	(1,238,000)
Tax credits and other	(9,000)	(4,000)
Permanent differences and other	(14,000)	(109,000)
Foreign tax	—	(35,000)
	$(3,000)	$(42,000)

SFAS Statement No. 109 requires that the Company reduce its deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is not more likely than not that all or a portion of a deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. Management has determined that it is not more likely than not that the deferred tax asset will be realized. Accordingly as of December 31, 2008 and 2007, the Company had a valuation allowance of approximately $11.2 million and $10.3 million, respectively.

At December 31, 2008 and 2007, the Company had federal net operating loss carryforwards of approximately $17.4 million and $16.7 million and state net operating loss carryforwards of approximately $17.2 million and $17.1 million, respectively. The federal and state tax net operating loss carryforwards will begin to expire in 2020 and 2015, respectively.

The future utilization of the Company’s NOL to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.  The Company has not yet determined whether such an ownership change has occurred, however, the Company plans to complete a Section 382 analysis regarding the limitation of the net operating losses and research and development credits. Until this analysis has been completed, the Company has removed the deferred tax assets associated with the NOL carryforwards of approximately $3.0 million from its deferred tax asset schedule and has recorded a corresponding decrease to their valuation allowance. When the Section 382 analysis is completed, the Company plans to update their unrecognized tax benefits under FIN 48. Therefore, the Company expects that the unrecognized tax benefits may change within 12 months of this reporting date.  At this time, the Company cannot estimate how much the unrecognized tax benefits may change.  Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.  Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. during fiscal year 2007. The Company did not record any adjustments resulting from the adoption of Interpretation 48.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. There was no interest and penalties recorded for the year ended December 31, 2008.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stockholders’ Deficit

Common stock

In July 2005, the Company obtained approximately $1.0 million through the offering of 200,000 units to an investor. Each unit consisted of three shares of common stock, as well as a warrant to acquire an additional five shares of common stock at a per share price of $1.25. The common stock and warrants sold provided certain anti-dilution rights to the investor. These warrants were subsequently converted into warrants to purchase 419,613 shares of common stock of the Company, at a price of $2.98 per share. The warrants expired on December 31, 2008.

Warrants

As of December 31, 2008 and December 31, 2007, a total of 9,373,850 and 8,750,104 shares of common stock, respectively, were reserved for issuance for the exercise of warrants at exercise prices ranging from $0.46 to $5.00 per share.  During the year ended December 31, 2008, warrants to purchase an aggregate of 1,053,850 shares of common stock at exercise prices of $0.46 to $0.57 per share were granted in connection with the loan agreements described in Note 6 above. During 2008, no warrants were exercised and 430,104 warrants expired.

In connection with its public offering in 2004 (the “Offering”), an aggregate of 1,050 units were issued to the underwriter. Each Unit consisted of one share of common stock, $0.01 par value, and two Redeemable common stock Purchase Warrants (“Redeemable Warrants”). Each Redeemable Warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 until July 25, 2009. The Warrants are redeemable by the Company at a price of $0.01 per Redeemable Warrant upon 30 days’ notice only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of the redemption is given. In connection with the Offering, an option for $100 was issued to the underwriters to purchase 270,000 Units at an exercise price of $7.50 per Unit. The Units issuable upon exercise of this option are identical to those included in the Offering, except that the exercise price of the Warrants included in the Units is $6.65 per share.

The following is a summary of our warrants activity as of December 31, 2008 and changes during fiscal year 2008:

				Weighted
	Number		Per Share	Average
	of Shares		Exercise Price	Exercise Price
Outstanding warrants - December 31, 2006	8,650,104		$1.85-5.00	$4.90
Granted	100,000	(a)	1.60	1.60
Outstanding warrants - December 31, 2007	8,750,104		1.19-5.00	4.86
Granted	1,053,850	(b), (c), (d)	0.46-0.57	0.52
Expired and/or cancelled	(430,104)		1.85-2.98	1.86
Outstanding warrants - December 31, 2008	9,373,850	(e)	$0.46-5.00	$4.46
Warrants exercisable - December 31, 2008	9,373,850		$0.46-5.00	$4.46

(a)
In connection with the execution of an SVB Loan Amendment, St. Bernard issued warrants to SVB which allows SVB to purchase up to 100,000 shares of our common stock at an exercise price of $1.60 per share which expire on 5/16/2012.

(b)
In connection with the execution of an SVB Loan Amendment, St. Bernard issued warrants to SVB which allows SVB to purchase up to 140,350 shares of our common stock at an exercise price of $0.57 per share which expire on 1/25/2015.

(c)
In connection with the execution of the Agility Loan Agreement, St. Bernard issued warrants to Agility which allows Agility to purchase up to 463,500 shares of our common stock at an exercise price of $0.57 per share which expire on 1/25/2015.

(d)
In connection with the execution of the PFG Loan Amendment, St. Bernard issued warrants to PFG which allows PFG to purchase up to 450,000 shares of our common stock at an exercise price of $0.46 per share which expire on 7/20/2013.

(e)	The remaining warrants expire on 7/25/2009 at an exercise price of $5.00 per share.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Employee Benefits

The Company has a qualified 401(k) profit sharing plan (the “Plan”) covering substantially all employees. Company contributions are discretionary and are generally allocated to Plan participants based on contribution levels. Benefits vest ratably over three years beginning with the employees’ first year of service, with 100% vesting immediately upon death or disability. Vested benefits are paid in the form of a lump sum or annuity upon retirement, death, disability or termination. The Company contributed approximately $300,000, net of forfeitures, to the Plan in 2007. The Company suspended 401(k) employer matching on January 1, 2008.

11. Related Party Transactions

During 2007, a stockholder and former member of the Board of Directors provided legal services to the Company in the ordinary course of business. Billings for such services totaled approximately $641,000 for the year ended December 31, 2007. Amounts due at December 31, 2007 were approximately $400,000.  The Company settled the amounts due with this related party for approximately $179,000 resulting in a gain of $246,000 during the three months ended March 31, 2008. No such services were rendered in 2008.

The Company previously occupied office space provided by an affiliate of certain officers and directors of the Company. The Company paid this affiliate $7,500 per month to lease 2,000 square feet of office space in Amsterdam. The lease was terminated on February 15, 2008.

12. Commitment and Contingencies

Operating leases

The Company leases its operating facilities and certain equipment under non-cancelable operating leases with various expiration dates through July 2011. Future minimum payments under operating leases are as follows:

Year Ending December 31,
2009	$1,203,000
2010	1,243,000
2011	4,000
Total	$2,450,000

The Company closed its operations in the United Kingdom and Australia in November and July 2007, respectively, and terminated the related office space leases.

In September 2008, we subleased a portion of our unused office space to a company. The proceeds from the sublease will be used to offset our monthly facilities rent expense.

Facilities rent expense totaled approximately $1.2 million in 2008 and 2007, respectively. To the extent the Company’s operating leases provide for escalating rents during the term of the lease, the Company recognizes rent expense on a straight line basis based upon the average monthly contractual lease amount.

Included in other assets at December 31, 2008 and 2007 were security deposits related to leased assets of approximately $135,000 and $138,000, respectively.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

Capital leases

The Company leases certain equipment under non-cancelable capital leases, which were included in fixed assets as follows:

	December 31,
	2008	2007
Software	$61,000	$61,000
Computer equipment	318,000	318,000
	379,000	379,000
Less accumulated depreciation	(148,000)	(73,000)
	$231,000	$306,000

Depreciation expense related to these capitalized lease obligations was approximately $76,000 and $80,000 during 2008 and 2007, respectively.  During 2007, the Company wrote-off leased software and computer equipment which were included in fixed assets that had a net book value of $56,000.

Future minimum lease payments are as follows:

Year Ending December 31,
2009	$160,000
2010	23,000
Total minimum lease payments	183,000
Less amount representing interest	(14,000)
Present value of minimum lease payments	169,000
Less current portion	(147,000)
Long-term portion	$22,000

13. Sales and Revenue Concentration

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. Credit risk with respect to accounts receivable is mitigated by the large number of geographically diverse customers.

The Company maintains cash balances at financial institutions located in the United States and secured by the Federal Deposit Insurance Corporation up to $250,000. At times, balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents.

Supplier

During 2008, the Company had a major vendor that accounted for approximately $4.7 million (37.1%) of the Company’s total purchases. In 2007 the Company had a different major vendor that accounted for approximately $2.3 million (13.1%) of the Company’s total purchases. At December 31, 2008 and 2007, the amount payable to these vendors was approximately $118,000 and $27,000, respectively. While the Company believes other suppliers are available if the vendor unexpectedly stops supplying the product, the Company could experience an interruption in its ability to supply its customers.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

Sales and revenue

The Company considers itself to operate within one business segment, Secure Content Management (“SCM”). For the years ended December 31, 2008 and 2007, approximately 96% and 94%, respectively, of the Company’s revenue was in North America, the remaining 4% and 6%, respectively, were disbursed over the rest of the world.

14. Other Income

Asset sale/purchase and license agreements

On January 29, 2007, pursuant to the terms of an Asset Sale and License Agreement signed and effective as of January 4, 2007, by and between the Company and Shavlik Technologies, LLC ( “Shavlik” ), St. Bernard assigned and sold to Shavlik St. Bernard’s UpdateEXPERT and UpdateEXPERT Premium software applications and related customer and end user license agreements, software, programming interfaces and other intellectual property rights and contracts for an aggregate purchase price of $1.2 million plus 45% of any maintenance renewal fees collected by Shavlik in excess of $1.2 million for renewals invoiced by Shavlik between February 1, 2007 and January 31, 2008 (the “Asset Sale”). As a result of the sale, the Company realized a gain of $70,000 and $3.6 million during the years ended December 31, 2008 and 2007, respectively, primarily due to the relief of liabilities assumed by Shavlik, offset by uncollectible accounts receivable amounts.

On August 14, 2007, pursuant to the terms of a Purchase Agreement signed and effective as of August 13, 2007 , by and between the Company and EVault, Inc., a wholly owned subsidiary of Seagate Technology, Inc., (“EVault”), St. Bernard assigned and sold to EVault St. Bernard’s Open File Manager (the “Product”) software applications, which include all of the rights, title, and interest worldwide of St. Bernard in and to (i) the Product, (ii) the Assumed Contracts, (iii) the St. Bernard Materials, (iv) all St. Bernard Intellectual Property Rights, (v) all claims of St. Bernard against third parties relating to the Purchased Assets, whether choate or inchoate, known or unknown, contingent or noncontingent, (vi) all data and information that is collected from, or on behalf of, customers of St. Bernard who are party to the Assumed Contracts (the “Customer Base”), the OEM Partners and any Lead, including to the extent that receipt of such information would not violate any applicable Law, (vii) all routing and billing information and components used in connection with the Assumed Contracts, and (viii) all other tangible or intangible assets of St. Bernard used in the Business and necessary for the operation or use of the Product for an aggregate purchase price of $6.9 million.  As a result of the sale, the Company realized a gain of $0.5 million and $7.9 million during the years ended December 31, 2008 and 2007, respectively, primarily due to the cash received and the relief of liabilities assumed by EVault.

During the years ended December 31, 2008 and 2007, the Company disposed of fixed assets and realized a loss of approximately $6,000 and $200,000, respectively.

Other income - net

Other income-net includes a gain on settlement of previously outstanding accounts payable of approximately $468,000 and $0 for the years ended December 31, 2008 and 2007, respectively.

15. Subsequent Events

Amendment to stock option grants

On February 9, 2009, the Board of Directors of the Company approved an amendment to all outstanding non-qualified stock option grants issued by St. Bernard to all its current employees and directors under its 2005 Plan reducing the exercise price of the unexercised stock options to $0.25 per share, which represents the market price of the Company’s common stock on the close of business on February 10, 2009.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

Silicon Valley Loan Amendment

On February 27, 2009, St. Bernard entered into a Fifth Amendment to the Loan and Security Agreement (the “Loan Amendment”) with SVB, amending the Loan and Security Agreement entered into between St. Bernard and SVB on May 11, 2007. Pursuant to the terms of the Loan Amendment, among other things, SVB (i) decreased the interest rate on the revolving line of credit to 3.50% (from 3%) over the greater of the prime rate or 7.5% (from 10.5%), (ii) modified the tangible net worth covenant to no less that negative seventeen million dollars ($17,000,000) at all times, increasing quarterly by fifty percent (50%) of net income and monthly by fifty percent (50%) of issuances of equity after January 31, 2009 and the principal amount of subordinated debt received after January 31, 2009, (iii) modified the borrowing base to seventy percent (70%) of eligible accounts and the lesser of sixty percent (60%) of advanced billing accounts or six hundred thousand dollars ($600,000) as determined by SVB; provided, however, that SVB may, with notice to the Company, decrease the foregoing percentage in its good faith business judgment based on events, conditions, contingencies, or risks which, as determined by SVB, may adversely affect collateral, and (iv) extended the revolving line maturity date to May 15, 2010.

Partners for Growth II, L.P. Loan Amendment

On February 27, 2009, St. Bernard entered into a First Amendment to the Loan and Security Agreement (the “Loan Amendment”) with PFG dated July 21, 2008. Pursuant to the terms of the Loan Amendment, PFG has eliminated the Modified Net Income covenant for the reporting periods ending February 28, 2009 and March 31, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. BERNARD SOFTWARE, INC.

Dated: March 10, 2009	By:	/s/ Louis E. Ryan
Louis E. Ryan Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis E. Ryan Louis E. Ryan	Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors	March 10, 2009

/s/ Humphrey P. Polanen Humphrey P. Polanen	Director	March 10, 2009

/s/ Scott R. Broomfield Scott R. Broomfield	Director	March 10, 2009

/s/ Bart A.M. Van Hedel Bart A.M. Van Hedel	Director	March 10, 2009