Form 10-K/A
period 2008-12-31
ST. BERNARD SOFTWARE, INC.
filed 2009-03-16
CIK 1288496

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-K/A
Amendment No. 1
__________________

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

    OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________ to __________

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K is being filed to amend the Annual Report on Form 10-K for the period ended December 31, 2008 of St. Bernard Software, Inc. (“St. Bernard” or the “Company”), originally filed on March 11, 2009, solely to include the “CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” letter from our auditors, Squar, Milner, Peterson, Miranda & Williamson, LLP.  In addition, we have updated our exhibits listing to exclude “exhibit 23.1 (ii)”, “CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM”, from our former auditors, Mayer Hoffman McCann P.C. and “exhibit 21.1”, “Subsidiaries of St. Bernard Software, Inc.”.

Except as described above, no other changes have been made to the Original Filing. The Original Filing, as amended, continues to speak as of the date of the Original Filing.  As part of the Amended Filing, Exhibits 31.1 and 31.2 containing the certifications of our Chief Executive Officer / Chief Financial Officer that were filed as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amended Filing.

ST. BERNARD SOFTWARE, INC.

ANNUAL REPORT ON FORM 10-K/A FOR
THE FISCAL YEAR ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

		Page
	PART I
Item 15.	Exhibit, Financial Statement Schedules	30
	Signatures	33

Part IV

Item 15.  Exhibits, Financial Statement Schedules

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

4.2
Specimen Common Stock Certificate of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 4.2 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-114861) filed with the Securities and Exchange Commission on June 23, 2004).

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

30

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

31

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

14.1
Code of Business Conduct and Ethics adopted September 7, 2006 (incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2008).

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP

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

32

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. BERNARD SOFTWARE, INC.

Dated: March 13, 2009	By:	/s/ Louis E. Ryan
Louis E. Ryan
Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis E. Ryan Louis E. Ryan	Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors	March 13, 2009

/s/ Humphrey P. Polanen Humphrey P. Polanen	Director	March 13, 2009

/s/ Scott R. Broomfield Scott R. Broomfield	Director	March 13, 2009

/s/ Bart A.M. Van Hedel Bart A.M. Van Hedel	Director	March 13, 2009

33