Form 10-Q
period 2009-03-31
ST. BERNARD SOFTWARE, INC.
filed 2009-05-06
CIK 1288496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

COMMISSION FILE NUMBER 000-50813

St. Bernard Software, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-0996152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15015 Avenue of Science, San Diego, CA 92128
(Address of principal executive offices)

(858) 676-2277
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

The registrant had 14,838,940 shares of its common stock, par value $0.01 per share, outstanding at May 5, 2009.

ST. BERNARD SOFTWARE, INC.

INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

St. Bernard Software, Inc.

Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$930,000	$2,051,000
Accounts receivable - net of allowance for doubtful accounts of
$50,000 and $52,000 at March 31, 2009 and December 31, 2008,
respectively	2,599,000	3,170,000
Inventories - net	437,000	364,000
Prepaid expenses and other current assets	607,000	381,000
Total current assets	4,573,000	5,966,000

Fixed Assets - Net	787,000	828,000

Other Assets	439,000	281,000

Goodwill	7,568,000	7,568,000
Total Assets	$13,367,000	$14,643,000

Liabilities and Stockholders’ Deficit

Current Liabilities
Short-term borrowings	$2,100,000	$2,462,000
Accounts payable	1,537,000	1,270,000
Accrued compensation expenses	951,000	1,361,000
Accrued expenses and other current liabilities	603,000	518,000
Warranty liability	179,000	195,000
Current portion of capitalized lease obligations	124,000	147,000
Deferred revenue	10,178,000	10,469,000
Total current liabilities	15,672,000	16,422,000

Deferred Rent	89,000	118,000

Capitalized Lease Obligations, Less Current Portion	3,000	22,000

Deferred Revenue	6,982,000	7,152,000
Total liabilities	22,746,000	23,714,000

Stockholders’ Deficit
Preferred stock, $0.01 par value; 5,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized;
14,838,940 and 14,783,090 shares issued and outstanding at
March 31, 2009 and December 31, 2008, respectively	148,000	148,000
Additional paid-in capital	40,633,000	40,308,000
Accumulated deficit	(50,160,000)	(49,527,000)
Total stockholders’ deficit	(9,379,000)	(9,071,000)
Total Liabilities and Stockholders’ Deficit	$13,367,000	$14,643,000

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.

Unaudited Consolidated Statements of Operations

	Three months ended March 31,
	2009	2008

Revenues
Subscription	$3,689,000	$3,304,000
Appliance	754,000	601,000
License	6,000	4,000
Total Revenues	4,449,000	3,909,000

Cost of Revenues
Subscription	574,000	556,000
Appliance	536,000	425,000
License	2,000	1,000
Total Cost of Revenues	1,112,000	982,000

Gross Profit	3,337,000	2,927,000

Operating Expenses
Sales and marketing	1,660,000	1,816,000
Research and development	1,035,000	753,000
General and administrative	1,194,000	1,198,000
Total Operating Expenses	3,889,000	3,767,000

Loss from Operations	(552,000)	(840,000)

Other Income
Interest expense - net	92,000	143,000
Gain on sale of assets	-	(320,000)
Other income	(16,000)	(264,000)
Total Other Income	76,000	(441,000)
Loss Before Income Taxes	(628,000)	(399,000)

Income tax expense	(5,000)	-
Net Loss	$(633,000)	$(399,000)
Loss Per Common Share - Basic and Diluted	$(0.04)	$(0.03)
Weighted Average Shares Outstanding	14,837,699	14,771,825

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.

Unaudited Consolidated Statement of Stockholders' Deficit

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2008	14,783,090	$148,000	$40,308,000	$(49,527,000)	$(9,071,000)
Common stock issued under the employee stock purchase plan	55,850	-	9,000	-	9,000
Stock-based compensation expense	-	-	357,000	-	357,000
Reclassification of warrants to warrant derivative liability	-	-	(41,000)	-	(41,000)
Net loss	-	-	-	(633,000)	(633,000)
Balance at March 31, 2009	14,838,940	$148,000	$40,633,000	$(50,160,000)	$(9,379,000)

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.

Unaudited Consolidated Statements of Cash Flows

	Three months ended March 31,
	2009	2008
Cash Flows From Operating Activities
Net loss	$(633,000)	$(399,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	104,000	164,000
Allowance for doubtful accounts	(2,000)	(22,000)
Gain on sale of assets	-	(320,000)
Gain on change in fair value of warrant derivative liability	(16,000)	-
Stock-based compensation expense	357,000	58,000
Noncash interest expense	38,000	61,000
Increase (decrease) in cash resulting from changes in:
Accounts receivable	573,000	717,000
Inventories	(73,000)	(113,000)
Prepaid expenses and other assets	(421,000)	(172,000)
Accounts payable	267,000	(921,000)
Accrued expenses and other current liabilities	(361,000)	(148,000)
Deferred rent	(19,000)	115,000
Warranty liability	(16,000)	12,000
Deferred revenue	(461,000)	(389,000)
Net cash used in operating activities	(663,000)	(1,357,000)

Cash Flows From Investing Activities
Purchases of fixed assets	(63,000)	-
Proceeds from the sale of assets	-	320,000
Net cash provided (used) by investing activities	(63,000)	320,000

Cash Flows From Financing Activities
Proceeds from the sales of stock under the employee stock purchase plan	9,000	6,000
Principal payments on capitalized lease obligations	(42,000)	(37,000)
Net increase (decrease) in short-term borrowings	(362,000)	605,000
Net cash provided (used) by financing activities	(395,000)	574,000
Net Decrease in Cash and Cash Equivalents	(1,121,000)	(463,000)
Cash and Cash Equivalents at Beginning of Period	2,051,000	1,297,000
Cash and Cash Equivalents at End of Period	$930,000	$834,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$34,000	$108,000
Income taxes	$3,000	$-

Non Cash Investing and Financing Activities:

In January 2009, the Company reclassified 463,500 warrants with an estimated fair value of $41,000 from equity to warrant derivative liability.

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

In January 2008, the Company issued warrants to purchase up to 463,500 shares of the Company's common stock in connection with a loan agreement.  Debt discount of $151,000 was recorded based on the estimated relative fair value of the warrants.  See Note 3.

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

 Basis of presentation

The consolidated balance sheet as of March 31, 2009, the consolidated statements of operations for the three months ended March 31, 2009 and 2008, the consolidated statement of stockholders’ deficit for the three months ended March 31, 2009, and the consolidated statements of cash flows for the three months ended March 31, 2009 and 2008, are unaudited and reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, stockholders’ deficit, and cash flows for the interim periods presented. The consolidated balance sheet as of December 31, 2008 was derived from the Company’s audited financial statements. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2009. These consolidated financial statements should be read in conjunction with the Company’s December 31, 2008 consolidated financial statements and notes thereto included in the Company’s Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 11, 2009.

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

Liquidity

As of March 31, 2009, the Company had approximately $930,000 in cash and cash equivalents and a working capital deficit of $11.1 million.  Approximately $10.2 million of our current liability balance at March 31, 2009 consisted of deferred revenues, which represents amounts that are expected to be amortized into revenue as they are earned in future periods. The Company also had a stockholders’ deficit of approximately $9.4 million at March 31, 2009.

The Company has a history of losses and has not yet been able to achieve profitability. For the three months ended March 31, 2009 and 2008, the Company incurred net losses of $633,000 and $399,000, respectively. Losses from operations decreased from $840,000 in the first quarter of 2008 to $552,000 in the respective period in 2009. The accumulated deficit was approximately $50.2 million and $50.0 million as of March 31, 2009 and 2008, respectively. In an effort to achieve profitability, the Company has made and continues to make substantial changes to the cost structure of its business. These changes include the closure of its sales and marketing offices in Europe and Australia, reducing headcount to be in line with the current size of its business, renegotiating vendor contracts, and refocusing its marketing strategy around its core business. During February 2009, the Company also extended to May 15, 2010 the maturity date of the Loan and Security Agreement (the “SVB Loan Agreement”) with Silicon Valley Bank. (“SVB”) and also negotiated a significant reduction in the interest rate.

The Company believes that its existing cash resources, combined with projected collections on billings, reduced expenditures based on implemented cost reductions, and borrowing availability under existing credit facilities, will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected revenue will be achieved or the improvement in operating results will occur. In the event cash flow from operations is not sufficient, the Company may require additional sources of financing in order to maintain its current operations. These additional sources of financing may include public or private offerings of equity or debt securities. Whereas management believes it will have access to these financing sources, no assurance can be given that additional sources of financing will be available on acceptable terms, on a timely basis, or at all.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

Loss per common share

Basic loss per common share is calculated by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share includes the components of basic loss per common share and also gives effect to dilutive common stock equivalents. Potentially dilutive common stock equivalents include stock options and warrants (See Notes 2 and 9). No dilutive effect was calculated for the three months March 31, 2009 and 2008 as the Company reported a net loss in each period and the effect would have been anti-dilutive.

New accounting standards

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock” (“EITF 07-5”). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Paragraph 11(a) of SFAS No. 133 - specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company’s adoption of EITF 07-5 effective January 1, 2009, resulted in the identification of certain warrants that were determined to be ineligible for equity classification because of certain provisions that may result in an adjustment to their exercise price. Accordingly, these warrants were reclassified as liabilities upon the effective date of EITF 07-5 and re-measured at fair value as of March 31, 2009 with changes in the fair value recognized in other income for the quarter ended March 31, 2009 (See Note 5).

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). Under FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. The Company has adopted EITF 03-6-1 during the first quarter of 2009. The adoption did not have a material impact on the Company’s financial position, cash flows, or results of operation.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date.  The Company has adopted FSP FAS 142-3 during the first quarter of 2009. The adoption of FSP FAS 142-3 did not have a material impact on its financial position, cash flows, or results of operations.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. This statement applies in those instances where other accounting pronouncements require or permit fair value measurements and the Board has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change the current practice. In February 2008, the FASB issued FSP FAS 157-2 which defers the effective date of SFAS 157 for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequent recurring basis, until years beginning after November 15, 2008.  The Company’s adoption of SFAS 157 for its financial assets and liabilities on January 1, 2008 did not have a material impact on the Company’s consolidated financial position, cash flows, or results of operations.  The Company has determined that the adoption of FSP FAS 157-2 during the first quarter of 2009 related to its non-financial assets and liabilities did not have a material impact on its financial position, cash flows, or results of operations.

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

The Company has non-qualified and incentive stock option plans (together, the “Plans”) providing for the issuance of options to employees and others as deemed appropriate by the Board of Directors. Terms of options issued under the Plans include an exercise price equal to the estimated fair value (as determined by the Board of Directors) at the date of grant, vesting periods generally between three and five years, and expiration dates not to exceed ten years from the date of grant. The determination of fair value of the Company’s stock is derived using the stock price at the grant date.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected life of the stock options granted, the expected stock price volatility factor, and the pre-vesting option forfeiture rate. The fair value of options granted during the quarters ended March 31, 2009 and 2008 was calculated using the Black-Scholes option pricing model using the valuation assumptions in the table below. The Company estimates the expected life of stock options granted based upon management’s consideration of the historical life of the options and the vesting and contractual period of the options granted. The Company estimates the expected volatility factor based on the weighted average of the historical volatility of three publicly traded surrogates of the Company and the Company’s implied volatility from its common stock price. The Company applies its risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The Company has no history or expectation of paying any cash dividends on its common stock.  Forfeitures were estimated based on historical experience.

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Average expected life (years)	6.5	6.5
Average expected volatility factor	74.1%	74.4%
Average risk-free interest rate	2.6%	3.6%
Average expected dividend yield	0	0

Total stock-based compensation expense was approximately $357,000 and $58,000 for the three months ended March 31, 2009 and 2008, respectively. The stock-based compensation expenses were charged to operating expenses. The effect on loss per share as a result of the stock based compensation expense was approximately $0.02 and $0.00 for the three months ended March 31, 2009 and 2008, respectively. The tax effect was immaterial.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

The following is a summary of stock option activity under the Plans as of December 31, 2008 and changes during the three months ended March 31, 2009:

	Number of Shares Outstanding	Weighted Average Exercise Price

Options outstanding at December 31, 2008	2,562,976	$1.29
Granted	11,500	$0.22
Exercised	—	$—
Forfeited	(307,222)	$1.56
Options outstanding at March 31, 2009	2,267,254	$0.59
Options vested and expected to vest at March 31, 2009	2,028,887	$0.63
Options exercisable at March 31, 2009	1,198,033	$0.89

On February 9, 2009, the Board of Directors of St. Bernard approved an amendment to its outstanding non-qualified stock option grants issued by St. Bernard to all current employees and directors under its 2005 Stock Plan reducing the exercise price of the unexercised stock options to the fair market price of St. Bernard’s common stock on the close of business on February 10, 2009 of $0.25 per share. The intention of St. Bernard’s Board of Directors in approving the amendment is to reestablish the incentive and retentive value of the stock options for the affected employees and directors, as all of the relevant options had been left significantly “out-of-the-money” due to recent declines in the price of St. Bernard’s common stock. The amendment affects options to purchase a total of up to 1,787,999 shares with a weighted average price per share of approximately $1.09 of St. Bernard common stock, including options granted to executive officers and directors of the Company. The amendment to the options did not change any other terms of the original option grants. In accordance with the provisions of SFAS 123R, the reduction of the option exercise price is being accounted for as a modification of the original award.  Accordingly, incremental compensation cost of approximately $85,000, determined based on the difference between the fair value of the modified award over the fair value of the original award immediately before the modification, will be recognized over the remaining vesting period of the grant.

Additional information regarding options outstanding as of March 31, 2009 is as follows:

Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.19	6,500	9.77	$0.19	—	$—
$0.25	1,792,999	8.02	$0.25	730,278	$0.25
$0.59	13,097	0.11	$0.59	13,097	$0.59
$1.90	133,000	—	$1.90	133,000	$1.90
$1.95	321,658	—	$1.95	321,658	$1.95
	2,267,254	6.37	$0.59	1,198,033	$0.89

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2009 was approximately $0. The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2008 was approximately $18,000 and $385, respectively. The aggregate intrinsic value represents the total intrinsic value based upon the stock price of $0.13 at March 31, 2009.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

As of March 31, 2009, there was approximately $1.2 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the option plans. The cost is expected to be recognized over a weighted average period of 2.03 years.

3. Credit Facilities

Silicon Valley Bank

On May 15, 2007, the Company entered into a Loan and Security Agreement with SVB (the “SVB Loan Agreement”) which provides for a credit facility not to exceed $2.0 million, subject to a borrowing base formula, as described below. The SVB Loan Agreement was amended on February 27, 2009 (the “SVB Loan Amendment”). Pursuant to the terms of the SVB Loan Amendment, among other things, SVB (i) decreased the interest rate on the revolving line of credit to 3.50% (from 3%) over the greater of the prime rate or 7.5% (from 10.5%), (ii) modified the tangible net worth covenant to no less than negative seventeen million dollars ($17,000,000) at all times, increasing quarterly by fifty percent (50%) of net income and monthly by fifty percent (50%) of issuances of equity after January 31, 2009 and the principal amount of subordinated debt received after January 31, 2009, (iii) modified the borrowing base to seventy percent (70%) of eligible accounts and the lesser of sixty percent (60%) of advanced billing accounts or six hundred thousand dollars ($600,000) as determined by SVB; provided, however, that SVB may, with notice to the Company, decrease the foregoing percentage in its good faith business judgment based on events, conditions, contingencies, or risks which, as determined by SVB, may adversely affect collateral, and (iv) extended the revolving line maturity date to May 15, 2010. At March 31, 2009, total availability under the SVB Loan Agreement was $2.0 million, of which $1.4 million was outstanding, and the applicable interest rate was 7.5%. The Company was in compliance with the above stated covenants and restrictions. The obligations under the SVB Loan Agreement are secured by substantially all of St. Bernard’s assets.

In connection with the execution of a previous SVB Loan Amendment dated January 25, 2008, St. Bernard issued warrants to SVB, which allows SVB to purchase up to 140,350 shares of St. Bernard common stock at an exercise price of $0.57 per share. The warrants expire on the seventh anniversary of their issue date. The Company recorded deferred debt issuance costs in the amount of $58,000, based on the estimated fair value allocated to the warrants using the following assumptions; 75.35% volatility, risk free interest rate of 3.61%, an expected life of seven years and no dividends.  Amortization of the debt issuance costs, including amounts recorded as a debt discount for warrants previously issued for the three months ended March 31, 2009 and 2008, which is being recorded as interest expense, was approximately $23,000 and $29,000, respectively. Furthermore, St. Bernard agreed to grant SVB certain piggyback registration rights with respect to the shares of common stock underlying the warrants.

Partners for Growth II, LP

On July 21, 2008, the Company entered into a Loan Agreement with Partners for Growth II, LP (“PFG”) (the “PFG Loan Agreement”), which became effective on July 23, 2008 and which provides for a credit facility not to exceed $1.5 million. The PFG Loan Agreement was subsequently amended on February 27, 2009. The annual interest rate on the PFG Loan is set at the Prime Rate, quoted by SVB as its Prime Rate from time to time, plus 3% (the “Applicable Rate”).  At March 31, 2009, the effective interest rate was 7%. The PFG Loan Agreement will terminate on July 20, 2010, on which date all principal, interest and other outstanding monetary obligations must be repaid to PFG. The obligations under the PFG Loan Agreement are secured by a security interest in collateral comprised of substantially all of St. Bernard’s assets, subordinated to the SVB Loan Agreement.

The PFG Loan Agreement contains affirmative, negative and financial covenants customary for credit facilities of this type, including, among other things, limitations on indebtedness, liens, sales of assets, mergers, investments, and dividends.  The PFG Loan Agreement also requires that St. Bernard maintain a Modified Net Income (as defined in the PFG Loan Agreement) greater than zero. PFG eliminated the Modified Net Income covenant for the reporting periods ending February 28, 2009 and March 31, 2009. The PFG Loan Agreement contains events of default customary for credit facilities of this type (with customary grace or cure periods, as applicable) and provides that upon the occurrence and during the continuance of an event of default, among other things, the interest rate on all borrowings will be increased, the payment of all borrowings may be accelerated, PFG’s commitments may be terminated and PFG shall be entitled to exercise all of its rights and remedies, including remedies against collateral.    At March 31, 2009, the Company was in compliance with the above stated covenants.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

In connection with the execution of the PFG Loan Agreement, St. Bernard received approximately $1,000 from PFG, and as a result, issued a warrant to PFG on July 21, 2008 (the “Warrant”), which allows PFG to purchase up to 450,000 shares of St. Bernard common stock at an exercise price equal to $0.46 per share. The Warrant expires on July 20, 2013.  The Company recorded deferred debt issuance costs in the amount of $125,000, based on the estimated fair value allocated to the warrants using the following assumptions; 69.07% volatility, risk free interest rate of 4.09%, an expected life of five years and no dividends. Amortization of the debt issuance costs for the three months ended March, 2009, which is being recorded as interest expense, was approximately $16,000. As of March 31, 2009, the balance on the PFG Loan Agreement was $750,000.

4. Warrants

As of March 31, 2009 and December 31, 2008, a total of 9,373,850 shares of common stock, respectively, were reserved for issuance for the exercise of warrants at exercise prices ranging from $0.46 to $5.00 per share.  During the year ended December 31, 2008, warrants to purchase an aggregate of 1,053,850 shares of common stock at exercise prices of $0.46 to $0.57 per share were granted in connection with the loan agreements described in Note 3 above and 430,104 warrants expired at December 31, 2008. There were no warrants that were granted, exercised, or expired during the three months ended March 31, 2009.

5. Warrant Derivative Liability

Effective January 1, 2009, upon the adoption of EITF 07-05, the Company reclassified 463,500 outstanding warrants that were previously classified as equity to a derivative liability.  This reclassification was necessary as the Company determined that certain terms included in these warrant agreements provided for a possible future adjustment to the warrant exercise price, and accordingly, under the provisions of EITF 07-05, these warrants did not meet the criteria for being considered to be indexed to the Company’s stock.  As such, these warrants no longer qualified for the exception to derivative liability treatment provided for in paragraph 11(a) of SFAS No. 133.  The estimated fair value of warrants upon reclassification at January 1, 2009 was determined to be $41,000.  At March 31, 2009, the estimated fair value of the warrants, which is included in accrued expenses and other current liabilities in the accompanying balance sheet, was determined to be $25,000.  The change in the estimated fair value of the warrant derivative liability of $16,000 is included in other income in the accompanying statement of operations for the three months ended March 31, 2009.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

The following weighted average assumptions were used to estimate the fair value information presented, with respect to warrants utilizing the Black-Scholes option pricing model:

Risk-free interest rate	2.51 - 2.71%
Average expected life (years)	6.0
Expected volatility	75.3 - 78.6%
Expected dividends	None

6.  Fair Value Measurements

Fair value is defined in SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurements are to be considered from the perspective of a market participant that holds the assets or owes the liability.  SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices in active markets for identical or similar assets and liabilities.

Level 2:  Quoted prices for identical or similar assets and liabilities in markets that are not active or observable inputs other than quoted prices in active markets for identical or similar assets and liabilities.

Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

At March 31, 2009 the Company had outstanding warrants to purchase common shares of our stock that are classified as warrant derivative liabilities with a fair value of $25,000.  The warrants are valued using Level 3 inputs because there are significant unobservable inputs associated with them. The following table reconciles the warrant derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009:

Balance at January 1, 2009	$-
Reclassification from equity	41,000
Gain on change in fair value included in net loss	(16,000)
Balance at March 31, 2009	$25,000

6. Litigation

The Company successfully appealed the San Diego Superior Court for the County of San Diego’s denial of its motion to compel arbitration with a stockholder that filed an action against the Company seeking money damages asserting claims of intentional misrepresentation, negligent misrepresentation, fraudulent concealment, and negligence (the “Claim”).  Effective March 31, 2009, the Company and the stockholder entered into a Settlement Agreement, pursuant to which the parties released and forever discharged each other from any and all claims and causes of action, in connection with the Claim.  There was no cash outlay by the Company as part of the settlement and the settlement was not material to the Company’s financial condition or operating results.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

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

Our Financial Results

We reported revenues of $4.4 million for the three months ended March 31, 2009, compared to $3.9 million in the same period in 2008, an increase of 13.8% resulting from our refocused marketing efforts and our continued effort to upsell our current customers; a net loss for the three months ended March 31, 2009 of $649,000, compared to a net loss of $399,000 in the same period in 2008; and net basic and diluted loss per share for the three months ended March 31, 2009 of $0.4, compared to a net basic and diluted loss per share of $0.3 reported in the same period in 2008. The increase in the basic and diluted loss per share was primarily attributable to an increase in operating expenses and cost of revenues of $252,000, offset by an increase in total revenues for the three months ended March 31, 2009 of $4.4 million compared to $3.9 million for the same period in 2008.

Cash used in operations was $663,000 and $1.4 million for the three months ended March 31, 2009 and 2008, respectively. The net decrease in use of cash was due primarily to changes in our operating asset and liability accounts.

On February 27, 2009, we amended our line of credit agreement with SVB which was established on May 15, 2007. See section below titled, “Credit Facilities” for the terms of the original and amended agreement with SVB. The outstanding balance on the line of credit with SVB was $1.4 million as of March 31, 2009.

We also amended our Loan Agreement with PFG on February 27, 2009, which was established on July 23, 2008. See section below titled, “Credit Facilities” for the terms of the original and amended agreement with PFG. The outstanding balance on the line of credit with PFG was $0.8 million as of March 31, 2009.

During the quarter ended March 31, 2009, we continued to invest in product development. Our efforts have been directed toward new feature enhancements in parallel to the continual improvement of our secure content management appliances and system protection products. Our development efforts were primarily focused on delivering additional security features for our product lines while employing a cost-reduction strategy.

Critical Accounting Policies and Estimates

There are several accounting policies that involve management’s judgments and estimates and are critical to understanding our historical and future performance as these policies and estimates affect the reported amounts of revenue and other significant areas in our reported financial statements.

•	revenue recognition;
•	allowance for doubtful accounts;
•	impairment of goodwill and long-lived assets;
•	accounting for income taxes;
•	warranty obligation; and
•	accounting for stock options.

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” located within our 10-K filed on March 11, 2009 for the year ended December 31, 2008 for further discussion of our  “Summary of Significant Accounting Policies and Estimates”. There have been no material changes to these accounting policies during the three months ended March 31, 2009.

Results of Operations

Comparisons of the Three Months Ended March 31, 2009 and 2008 (in thousands, except percentages)

Revenues
	For the Three Months Ended March 31,
	2009	2008	% Change
Total revenues	$4,449	$3,909	13.8%

Revenues increased $540,000 for the three months ended March 31, 2009, compared to the same period in 2008. See discussion of changes in subscription revenues and appliance revenues below.

Subscription Revenues
	For the Three Months Ended March 31,
	2009	2008	% Change

Subscription revenues	$3,689	$3,304	11.7%
As a percentage of total revenues	82.9%	84.5%

For the first quarter of 2009, our subscription revenues increased approximately $385,000 compared to the first quarter of 2008 due to increases to our customer base. The subscription renewal rates for our products traditionally range from 75% to 95%.

Appliance Revenues
	For the Three Months Ended March 31,
	2009	2008	% Change

Appliance revenues	$754	$601	25.5%
As a percentage of total revenues	16.9%	15.4%

For the three months ended March 31, 2009, appliance revenues increased approximately $153,000 compared with the respective period in 2008. The increase in revenue is attributed to the higher selling price of our h-series appliances and a noticeable shift in customer demand toward the higher-end models during 2009. We expect appliance revenue to continue to increase in future periods due to the increased efforts of our sales team to upsell our customers these appliances, which are designed to enhance the iPrism web filtering capabilities.

Cost of Revenues
	For the Three Months Ended March 31,
	2009	2008	% Change

Total cost of revenues	$1,112	$982	13.2%
Gross margin percentage	75.0%	74.9%

Cost of revenues consist primarily of the cost of contract manufactured hardware, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Cost of revenues increased $130,000 for the three months ended March 31, 2009 compared to the same period in 2008. See the discussion of changes in the cost of subscription and appliance revenues below.

Cost of Subscription Revenues
	For the Three Months Ended March 31,
	2009	2008	% Change

Cost of subscription revenues	$574	$556	3.2%
Gross margin percentage	84.4%	83.2%

The cost of subscription revenues includes the technical operations group that maintains the various databases and the technical support group.

Cost of Appliance Revenues
	For the Three Months Ended March 31,
	2009	2008	% Change

Cost of appliance revenues	$536	$425	26.1%
Gross margin percentage	28.9%	29.3%

The cost of appliance revenues, which includes contract manufactured equipment, packaging and freight, increased $111,000  for the three months ended March 31, 2009 compared to the same period in 2008 as a result of an increase in our appliance revenues.

Sales and Marketing Expense
	For the Three Months Ended March 31,
	2009	2008	% Change

Sales and marketing expense	$1,660	$1,816	(8.6)%
As a percentage of total revenues	37.3%	46.5%

Sales and marketing expense consists primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the three months ended March 31, 2009, sales and marketing expense decreased 8.6%, or $156,000, over the same period in 2008 mainly attributable to our successful cost reduction efforts.

Research and Development Expense
	For the Three Months Ended March 31,
	2009	2008	% Change

Research and development expense	$1,035	$753	37.5%
As a percentage of total revenues	23.3%	19.3%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The increase of $282,000 for the first quarter of 2009 compared to the same period in 2008 was primarily the result of a net increase in compensation and consultant fees.  Management believes that a significant investment in research and development is required to remain competitive and we expect to continue to invest in research and development activities.

We anticipate research and development expenses to increase in 2009 compared to 2008, as we extend the core functionality and features within our products.

General and Administrative Expense
	For the Three Months Ended March 31,
	2009	2008	% Change

General and administrative expense	$1,194	$1,198	(0.3)%
As a percentage of total revenues	26.8%	30.6%

General and administrative expense, which consists primarily of salaries and related benefits, and fees for professional services, such as legal and accounting services, remained unchanged for the first quarter of 2009 compared to the first quarter of 2008 due primarily to a decrease in compensation and consulting costs, offset by an increase in FAS 123R expenses.

Interest and Other Income, Net
	For the Three Months Ended March 31,
	2009	2008	% Change

Interest and other income, net	$(76)	$121	(162.8)%
As a percentage of total revenues	(1.7)%	3.1%

Interest and other income, net, includes interest expense, interest income, and other income. The decrease for the three months ended March 31, 2009 over the same period in 2008 was the result of a decrease in interest expense related to short-term borrowings and a gain on the change in fair value of the warrant derivative liability offset by a decrease in settlement of trade payables.

Gain on Sale of Assets
	For the Three Months Ended March 31,
	2009	2008	% Change

Gain on sale of assets	$0.0	$320	(100.0)%
As a percentage of total revenues	0.0%	8.2%

The gain for the first quarter of 2008 consisted of a gain from the excess renewal fees collected by Shavlik and from the release of the first half of funds from an indemnification from EVault.

Recent Accounting Pronouncements

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock” (“EITF 07-5”). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Paragraph 11(a) of SFAS No. 133 - specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company’s adoption of EITF 07-5 effective January 1, 2009, resulted in the identification of certain warrants that were determined to be ineligible for equity classification because of certain provisions that may result in an adjustment to their exercise price. Accordingly, these warrants were reclassified as liabilities upon the effective date of EITF 07-5 and re-measured at fair value as of March 31, 2009 with changes in the fair value recognized in other income for the quarter ended March 31, 2009 (See Note 5).

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). Under FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application.  The Company has adopted EITF 03-6-1 during the first quarter of 2009. The adoption did not have a material impact on the Company’s financial position, cash flows, or results of operation.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date. The Company has adopted FSP FAS 142-3 during the first quarter of 2009. The adoption of FSP FAS 142-3 did not have a material impact on its financial position, cash flows, or results of operations.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. This statement applies in those instances where other accounting pronouncements require or permit fair value measurements and the board of directors has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change the current practice. In February 2008, the FASB issued FSP FAS 157-2 which defers the effective date of SFAS 157 for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequent recurring basis, until years beginning after November 15, 2008.  The Company’s adoption of SFAS 157 for its financial assets and liabilities on January 1, 2008 did not have a material impact on the Company’s financial position, cash flows, or results of operations.  The Company has determined that the adoption of FSP FAS 157-2 during the first quarter of 2009 related to its non-financial assets and liabilities did not have a material impact on its financial position, cash flows, or results of operations.

Liquidity and Capital Resources

Cash Flows

Our largest source of operating cash flows is cash receipts from our customers from purchases of products, subscription, maintenance and technical support.  Our standard payment terms for both subscription and support invoices are net 30 days from the date of invoice but from time to time we enter into payment terms that are greater then 30 days.  The recurring subscription portion of our business provides predictable cash flow but new sales fluctuate due to seasonal buying behavior and sales and marketing effectiveness.  Our primary uses of cash for operating activities include cost associated with appliance sales and appliance warranty, costs to maintain our subscription services, personnel, facilities, sales and marketing, research and development, and general and administrative expenses.

Cash used in operations for the period ended March 31, 2009 was $663,000 compared to $1.4 million for the same period in 2008.  This decrease was primarily due to lower operating losses and substantial improvements to the cost structure of our business.

For the three months ended March 31, 2009, cash used in investing activities was $63,000 for purchases of fixed assets.  Cash provided by investing activities for the respective period in 2008 totaled $320,000 and represented amounts received pursuant to previous sales of two product lines.

Cash flows used by financing activities for the first quarter of 2009 was $420,000, mainly the result of paying down the balance on our line of credit with SVB.  For the same period in 2008 financing activities provided cash of $574,000 primarily a result of drawing on our line of credit.  The outstanding balance of short term borrowings was $2.1 million as of March 31, 2009 compared to $2.5 million as of March 31, 2008.

As a result of the foregoing, the net decrease in cash and cash equivalents was $1.1 million for the three months ended March 31, 2009 as compared to a net decrease of approximately $463,000 for the comparable period in 2008.

Credit Facilities

Silicon Valley Bank

On May 15, 2007, the Company entered into a Loan Agreement with SVB which provides for a credit facility not to exceed $2.0 million, subject to a borrowing base formula, as described below. The SVB Loan Agreement was amended on February 27, 2009 (the “Loan Amendment”). Pursuant to the terms of the Loan Amendment, among other things, SVB (i) decreased the interest rate on the revolving line of credit to 3.50% (from 3%) over the greater of the prime rate or 7.5% (from 10.5%), (ii) modified the tangible net worth covenant to no less than negative seventeen million dollars ($17,000,000) at all times, increasing quarterly by fifty percent (50%) of net income and monthly by fifty percent (50%) of issuances of equity after January 31, 2009 and the principal amount of subordinated debt received after January 31, 2009, (iii) modified the borrowing base to seventy percent (70%) of eligible accounts and the lesser of sixty percent (60%) of advanced billing accounts or six hundred thousand dollars ($600,000) as determined by SVB; provided, however, that SVB may, with notice to the Company, decrease the foregoing percentage in its good faith business judgment based on events, conditions, contingencies, or risks which, as determined by SVB, may adversely affect collateral, and (iv) extended the revolving line maturity date to May 15, 2010. At March 31, 2009, total availability under the SVB Loan Agreement was $2.0 million, of which $1.4 million was outstanding, and the applicable interest rate was 7.5%. The Company was in compliance with the above stated covenants and restrictions. The obligations under the SVB Loan Agreement are secured by substantially all of St. Bernard’s assets.

In connection with the execution of a previous SVB Loan Amendment dated January 25, 2008, St. Bernard issued warrants to SVB which allows SVB to purchase up to 140,350 shares of our common stock at an exercise price of $0.57 per share. The warrants expire on the seventh anniversary of their issue date. We recorded deferred debt issuance costs in the amount of $58,000, based on the estimated fair value allocated to the warrants using the following assumptions; 75.35% volatility, risk free interest rate of 3.61%, an expected life of seven years and no dividends.  Amortization of the debt issuance costs, including amounts recorded as a debt discount for warrants previously issued for the three months ended March 31, 2009 and 2008, which is being recorded as interest expense, was approximately $23,000 and $29,000, respectively. Furthermore, St. Bernard agreed to grant SVB certain piggyback registration rights with respect to the shares of common stock underlying the warrants.

Partners for Growth II, LP

On July 21, 2008, the Company entered into a Loan Agreement with PFG (the “PFG Loan Agreement”), which became effective on July 23, 2008 and which provides for a credit facility not to exceed $1.5 million. The PFG Loan Agreement was subsequently amended on February 27, 2009.  The annual interest rate on the PFG Loan is set at the Prime Rate, quoted by SVB as its Prime Rate from time to time, plus 3% (the “Applicable Rate”).  At March 31, 2009, the effective interest rate was 7%. The PFG Loan Agreement will terminate on July 20, 2010, on which date all principal, interest and other outstanding monetary obligations must be repaid to PFG. The obligations under the PFG Loan Agreement are secured by a security interest in collateral comprised of substantially all of St. Bernard’s assets, subordinated to the SVB Loan Agreement.

The PFG Loan Agreement contains affirmative, negative and financial covenants customary for credit facilities of this type, including, among other things, limitations on indebtedness, liens, sales of assets, mergers, investments, and dividends.  The PFG Loan Agreement also requires that St. Bernard maintain a Modified Net Income (as defined in the PFG Loan Agreement) greater than zero. PFG eliminated the Modified Net Income covenant for the reporting periods ending February 28, 2009 and March 31, 2009. The PFG Loan Agreement contains events of default customary for credit facilities of this type (with customary grace or cure periods, as applicable) and provides that upon the occurrence and during the continuance of an event of default, among other things, the interest rate on all borrowings will be increased, the payment of all borrowings may be accelerated, PFG’s commitments may be terminated and PFG shall be entitled to exercise all of its rights and remedies, including remedies against collateral.  At March 31, 2009, the Company was in compliance with the above stated covenants.

In connection with the execution of the PFG Loan Agreement, St. Bernard received approximately $1,000 from PFG, and as a result, issued a warrant to PFG on July 21, 2008 (the “Warrant”), which allows PFG to purchase up to 450,000 shares of St. Bernard common stock at an exercise price equal to $0.46 per share. The Warrant expires on July 20, 2013.  The Company recorded deferred debt issuance costs in the amount of $125,000, based on the estimated fair value allocated to the warrants using the following assumptions; 69.07% volatility, risk free interest rate of 4.09%, an expected life of five years and no dividends. Amortization of the debt issuance costs for the three months ended March, 2009, which is being recorded as interest expense, was approximately $16,000. As of March 31, 2009, the balance on the PFG Loan Agreement was $750,000.

Losses from Operations – Liquidity

As of March 31, 2009, the Company had approximately $930,000 in cash and cash equivalents and a working capital deficit of $11.0 million.  Approximately $10.2 million of our current liability balance at March 31, 2009 consisted of deferred revenues, which represents amounts that are expected to be amortized into revenue as they are earned in future periods. The Company also had a stockholders’ deficit of approximately $9.4 million at March 31, 2009.

The Company has a history of losses and has not yet been able to achieve profitability. For the three months ended March 31, 2009 and 2008, the Company incurred net losses of $649,000 and $399,000, respectively. Losses from operations decreased from $840,000 in the first quarter of 2008 to $552,000 in the respective period in 2009. The accumulated deficit was approximately $50.2 million and $50.0 million as of March 31, 2009 and 2008, respectively. In an effort to achieve profitability, the Company has made and continues to make substantial changes to the cost structure of its business. These changes include the closure of its sales and marketing offices in Europe and Australia, reducing headcount to be in line with the current size of its business, renegotiating vendor contracts, and refocusing its marketing strategy around its core business. During February 2009, the Company also extended to May 15, 2010 the maturity date of the Loan and Security Agreement (the “SVB Loan Agreement”) with Silicon Valley Bank. (“SVB”) and also negotiated a significant reduction in the interest rate.

The Company believes that its existing cash resources, combined with projected collections on billings, reduced expenditures based on implemented cost reductions, and borrowing availability under existing credit facilities, will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected revenue will be achieved or the improvement in operating results will occur. In the event cash flow from operations is not sufficient, the Company may require additional sources of financing in order to maintain its current operations. These additional sources of financing may include public or private offerings of equity or debt securities. Whereas management believes it will have access to these financing sources, no assurance can be given that additional sources of financing will be available on acceptable terms, on a timely basis, or at all.

Off-Balance Sheet Arrangements

Except for the commitments arising from our operating lease arrangements, we have no other off-balance sheet arrangements that are reasonably likely to have a material effect on our financial statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, these forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements. For a summary of such risks and uncertainties, please see Risk Factors located in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 11, 2009.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q and subject to the foregoing, our Chief Executive Officer / Chief Financial Officer has concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

In the normal course of business, the Company is occasionally named as a defendant in various lawsuits. On March 14, 2007, a stockholder filed an action against the Company seeking money damages in the San Diego Superior Court for the County of San Diego, asserting claims of intentional misrepresentation, negligent misrepresentation, fraudulent concealment, and negligence. The Company has successfully appealed the Superior Court's denial of its motion to compel arbitration.  Effective March 31, 2009, the Company and the stockholder entered into a Settlement Agreement, pursuant to which the parties released and forever discharged each other from any and all claims and causes of action, in connection with the Claim.  There was no cash outlay by the Company as part of the settlement and the settlement was not material to the Company’s financial condition or operating results.

Item 1A.  Risk Factors

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1
Amended and Restated Certificate of Incorporation of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission on December 16, 2005).

3.2
Amended and Restated Bylaws of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K initially filed with the Securities and Exchange Commission on April 5, 2007).

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

10.9*
Employment Agreement between St. Bernard Software, Inc. and Steve Yin executed September 22, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2008).

10.10*
Separation Agreement and Release between St. Bernard Software, Inc. and Vince Rossi executed December 2, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2008).

10.11*
Employment Agreement between St. Bernard Software, Inc. and Louis E. Ryan executed February 10, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2009).

10.12
Fifth Amendment to Loan and Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated February 27, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009).

10.13
First Amendment to Loan Agreement between St. Bernard Software, Inc. and Partners for Growth II, L.P. dated February 27, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009).

10.14*
Amendment to the pricing of stock options grants under the 2005 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2009).

10.15*
Amended Employment Agreement between St. Bernard Software, Inc. and Steve Yin executed April 2, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2009).

10.16*
Consulting Agreement between St. Bernard Software, Inc. and Softworks Group Pty Ltd executed January 7, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2009).

14.1
Amended Code of Business Conduct and Ethics adopted April 1, 2009 (incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2008).

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

ST. BERNARD SOFTWARE, INC.

Dated: May 5, 2009	By:	/s/ Louis E. Ryan
Louis E. Ryan Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors