Form 10-Q
period 2009-06-30
ST. BERNARD SOFTWARE, INC.
filed 2009-08-14
CIK 1288496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

The registrant had 13,319,991 shares of its common stock, par value $0.01 per share, outstanding at August 14, 2009.

ST. BERNARD SOFTWARE, INC.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

St. Bernard Software, Inc.

Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)

Assets

Current Assets
Cash and cash equivalents	$1,051,000	$2,051,000
Accounts receivable - net of allowance for doubtful accounts of
$25,000 and $52,000 at June 30, 2009 and December 31, 2008,
respectively	2,706,000	3,170,000
Inventories - net	430,000	364,000
Prepaid expenses and other current assets	378,000	381,000

Total current assets	4,565,000	5,966,000

Fixed Assets - Net	708,000	828,000

Other Assets	627,000	281,000

Goodwill	7,568,000	7,568,000
Total Assets	$13,468,000	$14,643,000

Liabilities and Stockholders’ Deficit

Current Liabilities
Short-term borrowings	$2,225,000	$2,462,000
Accounts payable	1,201,000	1,270,000
Accrued compensation expenses	840,000	1,361,000
Accrued expenses and other current liabilities	586,000	518,000
Warranty liability	184,000	195,000
Current portion of capitalized lease obligations	88,000	147,000
Deferred revenue	10,060,000	10,469,000
Total current liabilities	15,184,000	16,422,000

Deferred Rent	59,000	118,000

Capitalized Lease Obligations, Less Current Portion	-	22,000

Deferred Revenue	7,344,000	7,152,000
Total liabilities	22,587,000	23,714,000

Stockholders’ Deficit
Preferred stock, $0.01 par value; 5,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized;
14,838,940 and 14,783,090 shares issued and outstanding at
June 30, 2009 and December 31, 2008, respectively	148,000	148,000
Additional paid-in capital	40,796,000	40,308,000
Accumulated deficit	(50,063,000)	(49,527,000)
Total stockholders’ deficit	(9,119,000)	(9,071,000)
Total Liabilities and Stockholders’ Deficit	$13,468,000	$14,643,000

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.

Unaudited Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenues
Subscription	$3,692,000	$3,427,000	$7,381,000	$6,731,000
Appliance	1,062,000	1,161,000	1,816,000	1,762,000
License	-	12,000	6,000	16,000
Total Revenues	4,754,000	4,600,000	9,203,000	8,509,000

Cost of Revenues
Subscription	549,000	557,000	1,123,000	1,113,000
Appliance	696,000	811,000	1,232,000	1,236,000
License	-	4,000	2,000	5,000
Total Cost of Revenues	1,245,000	1,372,000	2,357,000	2,354,000

Gross Profit	3,509,000	3,228,000	6,846,000	6,155,000

Operating Expenses
Sales and marketing	1,581,000	2,065,000	3,241,000	3,881,000
Research and development	870,000	746,000	1,905,000	1,499,000
General and administrative	1,053,000	1,377,000	2,247,000	2,575,000
Total Operating Expenses	3,504,000	4,188,000	7,393,000	7,955,000

Income (Loss) from Operations	5,000	(960,000)	(547,000)	(1,800,000)

Other Income
Interest expense - net	79,000	157,000	171,000	300,000
Gain on sale of assets	-	-	-	(320,000)
Other income	(22,000)	(180,000)	(38,000)	(444,000)
Total Other Expense (Income)	57,000	(23,000)	133,000	(464,000)
Loss Before Income Taxes	(52,000)	(937,000)	(680,000)	(1,336,000)

Income tax expense	-	(3,000)	(5,000)	(3,000)
Net Loss	$(52,000)	$(940,000)	$(685,000)	$(1,339,000)
Loss Per Common Share - Basic and Diluted	$(0.00)	$(0.06)	$(0.05)	$(0.09)
Weighted Average Shares Outstanding	14,838,940	14,772,367	14,838,322	14,772,096

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.

Unaudited Consolidated Statement of Stockholders' Deficit

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2008	14,783,090	$148,000	$40,308,000	$(49,527,000)	$(9,071,000)
Cumulative effect of change in accounting principle	-	-	(190,000)	149,000	(41,000)
Common stock issued under the employee stock purchase plan	55,850	-	9,000	-	9,000
Stock-based compensation expense	-	-	669,000	-	669,000
Net loss	-	-	-	(685,000)	(685,000)
Balance at June 30, 2009	14,838,940	$148,000	$40,796,000	$(50,063,000)	$(9,119,000)

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.

Unaudited Consolidated Statements of Cash Flows

	Six months ended June 30,
	2009	2008

Cash Flows From Operating Activities
Net loss	$(685,000)	$(1,339,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	196,000	321,000
Allowance for doubtful accounts	(27,000)	11,000
Gain on sale of assets	-	(320,000)
Gain on change in fair value of warrant derivative liability	(16,000)	-
Stock-based compensation expense	669,000	334,000
Noncash interest expense	77,000	122,000
Increase (decrease) in cash resulting from changes in:
Accounts receivable	491,000	(525,000)
Inventories	(66,000)	(187,000)
Prepaid expenses and other assets	(420,000)	38,000
Accounts payable	(69,000)	(911,000)
Accrued expenses and other current liabilities	(499,000)	(275,000)
Deferred rent	(38,000)	51,000
Warranty liability	(11,000)	33,000
Deferred revenue	(217,000)	582,000
Net cash used in operating activities	(615,000)	(2,065,000)

Cash Flows From Investing Activities
Purchases of fixed assets	(76,000)	(4,000)
Proceeds from the sale of assets	-	320,000
Net cash provided (used) by investing activities	(76,000)	316,000

Cash Flows From Financing Activities
Proceeds from the sales of stock under the employee stock purchase plan	9,000	6,000
Principal payments on capitalized lease obligations	(81,000)	(74,000)
Net (decrease) increase in short-term borrowings	(237,000)	896,000
Net cash (used) provided by financing activities	(309,000)	828,000
Net Decrease in Cash and Cash Equivalents	(1,000,000)	(921,000)
Cash and Cash Equivalents at Beginning of Period	2,051,000	1,297,000
Cash and Cash Equivalents at End of Period	$1,051,000	$376,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$71,000	$190,000
Income taxes	$3,000	$-

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

Basis of presentation

The consolidated balance sheet as of June 30, 2009, the consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, the consolidated statement of stockholders’ deficit for the six months ended June 30, 2009, and the consolidated statements of cash flows for the six months ended June 30, 2009 and 2008, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X.  The interim financial statements reflect all adjustments which are, in the opinion of management, necessary to make the financial statements not misleading. The consolidated balance sheet as of December 31, 2008 was derived from the Company’s audited financial statements. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2009. These consolidated financial statements should be read in conjunction with the Company’s December 31, 2008 consolidated financial statements and notes thereto included in the Company’s Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 11, 2009.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates used in preparing the consolidated financial statements include those assumed in computing revenue recognition, the allowance for doubtful accounts, warranty liability, the valuation allowance on deferred tax assets, testing goodwill for impairment, and stock-based compensation.

Liquidity

As of June 30, 2009, the Company had approximately $1.1 million in cash and cash equivalents and a working capital deficit of $10.6 million.  Approximately $10.1 million of our current liability balance at June 30, 2009 consisted of deferred revenues, which represents amounts that are expected to be amortized into revenue as they are earned in future periods. The Company also had a stockholders’ deficit of approximately $9.1 million at June 30, 2009.

The Company has a history of losses and has not yet been able to achieve profitability. For the three and six months ended June 30, 2009, the Company incurred net losses of $52,000 and $685,000, respectively, and through June 30, 2009 and 2008 has recorded a cumulative net loss of $50.1 million and $49.5 million, respectively. Losses (income) from operations decreased from a loss of $960,000 in the second quarter of 2008 to an income of $5,000 in the respective period in 2009. In an effort to achieve profitability, the Company has made and continues to make substantial changes to the cost structure of its business. These changes include reducing headcount to be in line with the current size of its business, renegotiating vendor contracts, and refocusing its marketing strategy around its core business. During February 2009, the Company also extended to May 15, 2010 the maturity date of the Loan and Security Agreement (the “SVB Loan Agreement”) with Silicon Valley Bank (“SVB”) and also negotiated a significant reduction in the interest rate.

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

Loss per common share

Basic loss per common share is calculated by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share includes the components of basic loss per common share and also gives effect to dilutive common stock equivalents. Potentially dilutive common stock equivalents include stock options and warrants (See Notes 2 and 4). No dilutive effect was calculated for the three and six months ended June 30, 2009 and 2008 as the Company reported a net loss in each period and the effect would have been anti-dilutive.

New accounting standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). Through SFAS No. 168, the FASB confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative US generally accepted accounting principles (“US GAAP”) (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. After the effective date of the Codification, only one level of authoritative US GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change US GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will apply the Codification beginning in the quarter ending September 30, 2009. The adoption of the Codification will not have an effect on the Company’s financial statements, but will impact the Company’s future financial statement disclosures since all future references to authoritative accounting literature will be referenced in accordance with the Codification.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  This statement establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement requires an entity to apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company has adopted the provisions of SFAS 165 for the quarter ended June 30, 2009.  The adoption of these provisions did not have a material impact on its financial position, cash flows, or results of operations.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157.  The Company adopted the provisions of FSP FAS 157-4 for the quarter ended June 30, 2009.  The adoption of FSP FAS 157-4 did not have a material impact on its consolidated financial position, cash flows, or results of operations.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”), which provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities.  FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009; early adoption permitted for periods ending after March 15, 2009. The Company adopted the provisions of FSP FAS 115-2 for the quarter ended June 30, 2009. The adoption of FSP FAS 115-2 did not have a material impact on its consolidated financial position, cash flows, or results of operations.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1,“Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”).  FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments in interim reporting periods.  Such disclosures were previously required only in annual financial statements.  FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009; early adoption permitted for periods ending after March 15, 2009.  The Company adopted the provisions of FSP FAS 107-1 for the quarter ended June 30, 2009.  The adoption of FSP FAS 107-1 did not have a material impact on its consolidated financial position, cash flows, or results of operations.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock” (“EITF 07-5”). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Paragraph 11(a) of SFAS No. 133 - specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company’s adoption of EITF 07-5 effective January 1, 2009, resulted in the identification of 463,500 warrants that were determined to be ineligible for equity classification because of certain provisions that may result in an adjustment to their exercise price, and accordingly, the estimated fair value of the warrants as of January 1, 2009 was reclassified to a liability and a cumulative effect adjustment was recorded based on the difference between amounts recognized in the consolidated balance sheet before and after the initial adoption of EITF 07-5.  In addition, the change in the estimated fair value of the warrants was recognized in the statement of operations for the three and six months ended June 30, 2009 (See Note 5).

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. This statement applies in those instances where other accounting pronouncements require or permit fair value measurements and the Board has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change the current practice. In February 2008, the FASB issued FSP FAS 157-2 which defers the effective date of SFAS 157 for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequent recurring basis, until years beginning after November 15, 2008.  The Company’s adoption of SFAS 157 for its financial assets and liabilities on January 1, 2008 and FSP FAS 157-2 during the first quarter of 2009 for its non-financial assets and liabilities did not have a material impact on the Company’s consolidated financial position, cash flows, or results of operations.

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

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected life of the stock options granted, the expected stock price volatility factor, and the pre-vesting option forfeiture rate. The fair value of options granted during the quarters ended June 30, 2009 and 2008 was calculated using the Black-Scholes option pricing model using the valuation assumptions in the table below. The Company estimates the expected life of stock options granted based upon management’s consideration of the historical life of the options and the vesting and contractual period of the options granted. The Company estimates the expected volatility factor based on the weighted average of the historical volatility of three publicly traded surrogates of the Company and the Company’s implied volatility from its common stock price. The Company applies its risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The Company has no history or expectation of paying any cash dividends on its common stock.  Forfeitures were estimated based on historical experience.

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
Average expected life (years)	6.5	6.5
Average expected volatility factor	79.6%	73.3%
Average risk-free interest rate	2.8%	3.8%
Average expected dividend yield	0	0

Total stock-based compensation expense was approximately $313,000 and $277,000 for the three months ended June 30, 2009 and 2008, respectively, and $669,000 and $334,000 for the six months ended June 30, 2009 and 2008, respectively. The stock-based compensation expenses were charged to operating expenses. The effect on loss per share as a result of the stock based compensation expense was approximately $0.02 for the three month ended June 30, 2009 and 2008, and $0.5 and $0.2 for the six months ended June 30, 2009 and 2008, respectively. The tax effect was immaterial.

The following is a summary of stock option activity under the Plans as of December 31, 2008 and changes during the six months ended June 30, 2009:

	Number of Shares Outstanding	Weighted Average Exercise Price
Options outstanding at December 31, 2008	2,562,976	$1.29
Granted	205,000	$0.15
Exercised	—	$—
Forfeited	(929,571)	$0.25
Options outstanding at June 30, 2009	1,838,405	$0.24
Options vested and expected to vest at June 30, 2009	1,574,270	$0.24
Options exercisable at June 30, 2009	825,215	$0.25

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

On February 9, 2009, the Board of Directors of St. Bernard approved an amendment to its outstanding non-qualified stock option grants issued by St. Bernard to all current employees and directors under its 2005 Stock Plan reducing the exercise price of the unexercised stock options to the fair market price of St. Bernard’s common stock on the close of business on February 10, 2009 of $0.25 per share. The intention of St. Bernard’s Board of Directors in approving the amendment was to reestablish the incentive and retentive value of the stock options for the affected employees and directors, as all of the relevant options had been left significantly “out-of-the-money” due to recent declines in the price of St. Bernard’s common stock. The amendment affected options to purchase a total of up to 1,787,999 shares with a weighted average price per share of approximately $1.09 of St. Bernard common stock, including options granted to executive officers and directors of the Company. The amendment to the options did not change any other terms of the original option grants. In accordance with the provisions of SFAS 123R, the reduction of the option exercise price is being accounted for as a modification of the original award.  Accordingly, incremental compensation cost of approximately $85,000, determined based on the difference between the fair value of the modified award over the fair value of the original award immediately before the modification, will be recognized over the remaining vesting period of the grant.

Additional information regarding options outstanding as of June 30, 2009 is as follows:

Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.15	192,000	9.76	$0.15	9,166	$0.15
$0.18	1,500	9.88	0.18	—	—
$0.19	6,500	9.52	0.19	—	—
$0.25	1,638,405	7.16	0.25	816,049	0.25
	1,838,405	7.44	$0.24	825,215	$0.25

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2009 was approximately $0. The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2008 was approximately $0, respectively. The aggregate intrinsic value represents the total intrinsic value based upon the stock price of $0.22 at June 30, 2009.

As of June 30, 2009, there was approximately $895,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the option plans. The cost is expected to be recognized over a weighted average period of 2.04 years.

3. Credit Facilities

Silicon Valley Bank

On May 15, 2007, the Company entered into a Loan and Security Agreement with SVB (the “SVB Loan Agreement”) which provides for a credit facility not to exceed $2.0 million, subject to a borrowing base formula, as described below. The SVB Loan Agreement was amended on February 27, 2009 (the “SVB Loan Amendment”). Pursuant to the terms of the SVB Loan Amendment, among other things, SVB (i) decreased the interest rate on the revolving line of credit to 3.50% (from 3%) over the greater of the prime rate or 7.5% (from 10.5%), (ii) modified the tangible net worth covenant to no less than negative seventeen million dollars ($17,000,000) at all times, increasing quarterly by fifty percent (50%) of net income and monthly by fifty percent (50%) of issuances of equity after January 31, 2009 and the principal amount of subordinated debt received after January 31, 2009, (iii) modified the borrowing base to seventy percent (70%) of eligible accounts and the lesser of sixty percent (60%) of advanced billing accounts or six hundred thousand dollars ($600,000) as determined by SVB; provided, however, that SVB may, with notice to the Company, decrease the foregoing percentage in its good faith business judgment based on events, conditions, contingencies, or risks which, as determined by SVB, may adversely affect collateral, and (iv) extended the revolving line maturity date to May 15, 2010. At June 30, 2009, total availability under the SVB Loan Agreement was $2.0 million, of which $1.5 million was outstanding, and the applicable interest rate was 7.5%. The Company was in compliance with the above stated covenants and restrictions. The obligations under the SVB Loan Agreement are secured by substantially all of St. Bernard’s assets.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

In connection with the execution of a previous SVB Loan Amendment dated January 25, 2008, St. Bernard issued warrants to SVB, which allows SVB to purchase up to 140,350 shares of St. Bernard common stock at an exercise price of $0.57 per share. The warrants expire on the seventh anniversary of their issue date. The Company recorded deferred debt issuance costs in the amount of $58,000, based on the estimated fair value allocated to the warrants using the following assumptions; 75.35% volatility, risk free interest rate of 3.61%, an expected life of seven years and no dividends.  Amortization of the debt issuance costs, including amounts recorded as a debt discount for warrants previously issued for the three and six months ended June 30, 2009, which is being recorded as interest expense, was approximately $23,000 and $45,000, respectively. Furthermore, St. Bernard agreed to grant SVB certain piggyback registration rights with respect to the shares of common stock underlying the warrants.

Partners for Growth II, LP

On July 21, 2008, the Company entered into a Loan Agreement with Partners for Growth II, LP (“PFG”) (the “PFG Loan Agreement”), which became effective on July 23, 2008 and which provides for a credit facility not to exceed $1.5 million. The PFG Loan Agreement was subsequently amended on February 27, 2009. The annual interest rate on the PFG Loan is set at the Prime Rate, quoted by SVB as its Prime Rate from time to time, plus 3% (the “Applicable Rate”).  At June 30, 2009, the effective interest rate was 7%. The PFG Loan Agreement will terminate on July 20, 2010, on which date all principal, interest and other outstanding monetary obligations must be repaid to PFG. The obligations under the PFG Loan Agreement are secured by a security interest in collateral comprised of substantially all of St. Bernard’s assets, subordinated to the SVB Loan Agreement.

The PFG Loan Agreement contains affirmative, negative and financial covenants customary for credit facilities of this type, including, among other things, limitations on indebtedness, liens, sales of assets, mergers, investments, and dividends.  The PFG Loan Agreement also requires that St. Bernard maintain a Modified Net Income (as defined in the PFG Loan Agreement) greater than zero. PFG eliminated the Modified Net Income covenant for the reporting periods ending February 28, 2009 and March 31, 2009. The PFG Loan Agreement contains events of default customary for credit facilities of this type (with customary grace or cure periods, as applicable) and provides that upon the occurrence and during the continuance of an event of default, among other things, the interest rate on all borrowings will be increased, the payment of all borrowings may be accelerated, PFG’s commitments may be terminated and PFG shall be entitled to exercise all of its rights and remedies, including remedies against collateral.  At June 30, 2009, the Company was in compliance with the above stated covenants.

In connection with the execution of the PFG Loan Agreement, St. Bernard received approximately $1,000 from PFG, and as a result, issued a warrant to PFG on July 21, 2008 (the “Warrant”), which allows PFG to purchase up to 450,000 shares of St. Bernard common stock at an exercise price equal to $0.46 per share. The Warrant expires on July 20, 2013.  The Company recorded deferred debt issuance costs in the amount of $125,000, based on the estimated fair value allocated to the warrants using the following assumptions; 69.07% volatility, risk free interest rate of 4.09%, an expected life of five years and no dividends. Amortization of the debt issuance costs for the three and six months ended June 30, 2009, which is being recorded as interest expense, was approximately $16,000 and $31,000, respectively. As of June 30, 2009, the balance on the PFG Loan Agreement was $750,000.

4. Warrants

As of June 30, 2009 and December 31, 2008, a total of 9,373,850 shares of common stock, respectively, were reserved for issuance for the exercise of warrants at exercise prices ranging from $0.46 to $5.00 per share.  During the year ended December 31, 2008, warrants to purchase an aggregate of 1,053,850 shares of common stock at exercise prices of $0.46 to $0.57 per share were granted in connection with the loan agreements described in Note 3 above and 430,104 warrants expired at December 31, 2008. There were no warrants that were granted, exercised, or expired during the six months ended June 30, 2009.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Warrant Derivative Liability

Effective January 1, 2009, upon the adoption of EITF 07-5, the Company reclassified 463,500 outstanding warrants that were previously classified as equity to a derivative liability.  This reclassification was necessary as the Company determined that certain terms included in these warrant agreements provided for a possible future adjustment to the warrant exercise price, and accordingly, under the provisions of EITF 07-5, these warrants did not meet the criteria for being considered to be indexed to the Company’s stock.  As such, these warrants no longer qualified for the exception to derivative liability treatment provided for in paragraph 11(a) of SFAS No. 133.  The estimated fair value of warrants upon reclassification at January 1, 2009 was determined to be $41,000. The cumulative effect of the change in accounting for these warrants of $149,000 was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009 based on the difference between the amounts recognized in the consolidated balance sheet before the initial adoption of EITF 07-5 and the amounts recognized in the consolidated balance sheet upon the initial adoption application of EITF 07-5.  The amounts recognized in the consolidated balance sheet as a result of the initial application of EITF 07-5 on January 1, 2009 were determined based on the amounts that would have been recognized if EITF 07-5 had been applied from the issuance date of the warrants.  At June 30, 2009 the estimated fair value of the warrants, which is included in accrued expenses and other current liabilities in the accompanying balance sheet, was determined to be $25,000.  The change in the estimated fair value of the warrant derivative liability of $16,000 is included in other income in the accompanying statement of operations for the three and six months ended June 30, 2009.

6.  Fair Value Measurements

Fair Value Hierarchy

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

Financial Instruments Measured at Fair Value on a Recurring Basis

SFAS 157 requires disclosure of the level within the fair value hierarchy used by the Company to value financial assets and liabilities that are measured at fair value on a recurring basis. At June 30, 2009 the Company had outstanding warrants to purchase common shares of our stock that are classified as warrant derivative liabilities with a fair value of $25,000.  The warrants are valued using Level 3 inputs because there are significant unobservable inputs associated with them.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

The following table reconciles the warrant derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009:

Balance at January 1, 2009	$41,000
Gain on change in fair value included in net loss	(16,000)
Balance at June 30, 2009	$25,000

Fair Value of Other Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, credit facility agreements, capital lease agreements and warrant liability.  The fair values of cash and cash equivalent, accounts receivables, accounts payable and accrued expenses approximate their respective carrying values due to short-term maturities of these instruments. The fair values of the Company’s obligations under its credit facility and capital lease agreements approximate their respective carrying values as the stated interest rates of these instruments reflect rates which are otherwise currently available to the Company.  The warrant liability is recorded at its estimated fair value based on a Black-Scholes option pricing model.

7. Litigation

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

On July 9, 2009, an action was filed in the United States District Court for the Southern District of California by Southwest Technology Innovations LLC (the “Plaintiff”) against the Company and Espion International, Inc., Workgroup Solutions, Inc., SonicWall, Inc., Mirapoint Software, Inc., and Proofpoint, Inc., (collectively the “Defendants”).  In this matter, the Plaintiff is claiming patent infringement arising under the patent laws of the United States. The patent-in-suit is U.S. Patent No. 6,952,719 entitled “Spam Detector Defeating System” which was issued on October 4, 2005. The Plaintiff is seeking a judgment in favor of Plaintiff and is seeking an award of unspecified damages. The Company intends to vigorously defend its interests in this matter.

8. Subsequent Events

Subsequent event evaluation date

Subsequent events have been evaluated through August 14, 2009, which represents the date the Company’s interim consolidated financial statements were issued.

Reduction of outstanding common shares

In connection with the merger agreement entered into in October 2005 between the Company and Sand Hill IT Security Acquisition Corp (“Sand Hill”), 1,613,999 shares of the Company’s common stock that had been issued as part of the merger consideration were placed with a stockholders’ representative to be held on behalf of the shareholders as of the closing of the merger.  According to the merger agreement and related amendments, these shares were to be released after the merger, pro rata, to shareholders as of the closing of the merger only in the event the closing price of the Company’s stock was $8.50 or more for a specified number of days by July 25, 2009.  In the event that these conditions were not met, these shares would automatically be redeemed by Sand Hill at no cost. Thereafter such shares would not be considered issued and outstanding for any purpose.

As of July 25, 2009, the specified conditions were not met and the 1,613,999 shares of stock were returned.  The return of these shares in July 2009 is considered to be a non-recognized subsequent event with respect to the accompanying consolidated financial statements for the three and six months ended June 30, 2009.  Accordingly, there has been no adjustment to the Company’s outstanding common stock as of June 30, 2009.

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

OVERVIEW

Our Business

We design, develop, and market Internet security appliances and services to small, medium and enterprise class customers (SME’s). These solutions enable our customers to manage their employee usage policy across multiple messaging protocols, which include Internet access, e-mail, and IM. These solutions are delivered in a suite of appliances, which scale to meet the needs of any size organization.

Our customers include more than 5,000 enterprises, educational institutions, small and medium businesses (SMBs), and government agencies. Customers can purchase our solutions directly from us, through our 1-tier and 2-tier reseller network, and through OEMs. Appliance purchases typically consist of an initial hardware purchase and maintenance subscription. Our primary customers are IT managers, directors, and administrators.

Our Financial Results

We reported revenues of $4.8 million for the three months ended June 30, 2009, compared to $4.6 million in the same period in 2008, an increase of 4.3% resulting from our refocused marketing efforts and our continued effort to upsell our current customers; a net loss for the three months ended June 30, 2009 of $52,000, compared to a net loss of $940,000 in the same period in 2008 as a result of our continued and extensive cost cutting efforts; and net basic and diluted loss per share for the three months ended June 30, 2009 of $0.00, compared to a net basic and diluted loss per share of $0.06 reported in the same period in 2008. The decrease in the basic and diluted loss per share was primarily attributable to an increase in total revenues of $154,000, coupled with a decrease in cost of revenues of $127,000 and a decrease in operating expenses of $684,000 for the three months ended June 30, 2009 compared to the same period in 2008.

Cash used in operations was $615,000 and $2.1 million for the six months ended June 30, 2009 and 2008, respectively. The net decrease in use of cash was due primarily to changes in our operating asset and liability accounts.

On February 27, 2009, we amended our line of credit agreement with SVB which was established on May 15, 2007. See section below titled “Credit Facilities” for the terms of the original and amended agreement with SVB. The outstanding balance on the line of credit with SVB was $1.5 million as of June 30, 2009.

We also amended our Loan Agreement with PFG on February 27, 2009, which was established on July 23, 2008. See section below titled “Credit Facilities” for the terms of the original and amended agreement with PFG. The outstanding balance on the line of credit with PFG was $0.8 million as of June 30, 2009.

During the quarter ended June 30, 2009, we continued to invest in product development. Our efforts have been directed toward new feature enhancements in parallel with the continual improvement of our secure content management appliances and system protection products. Our development efforts were primarily focused on delivering additional security features for our product lines while employing a cost-reduction strategy.

Critical Accounting Policies and Estimates

There are several accounting policies that involve management’s judgments and estimates and are critical to understanding our historical and future performance as these policies and estimates affect the reported amounts of revenue and other significant areas in our reported financial statements.

●	revenue recognition;
●	allowance for doubtful accounts;
●	impairment of goodwill and long-lived assets;
●	accounting for income taxes;
●	warranty obligation; and
●	accounting for stock options.

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” located within our 10-K filed on March 11, 2009 for the year ended December 31, 2008 for further discussion of our  “Summary of Significant Accounting Policies and Estimates”. There have been no material changes to these accounting policies during the three months ended June 30, 2009.

Results of Operations

Comparisons of the Three Months Ended June 30, 2009 and 2008 (in thousands, except percentages)

Revenues
	For the
	Three Months Ended
	June 30,
	2009	2008	% Change
Total revenues	$4,754	$4,600	3.3%

Revenues increased $154,000 for the three months ended June 30, 2009, compared to the same period in 2008 as a result of an increase of $265,000 in subscription revenues, offset by a decrease of $99,000 in appliance revenues.

Subscription Revenues
	For the
	Three Months Ended
	June 30,
	2009	2008	% Change
Subscription revenues	$3,692	$3,427	7.7%

As a percentage of total revenues	77.7%	74.5%

For the second quarter of 2009, our subscription revenues increased approximately $265,000 compared to the second quarter of 2008 due to increases in our customer base. The subscription renewal rates for our products traditionally range from 75% to 95%.

Appliance Revenues
	For the
	Three Months Ended
	June 30,
	2009	2008	% Change
Appliance revenues	$1,062	$1,161	(8.5)%

As a percentage of total revenues	22.3%	25.2%

For the three months ended June 30, 2009, appliance revenues decreased approximately $99,000 compared with the respective period in 2008. Total units shipped for the three months ended June 30, 2009 were 638 compared with 661 for the same period in 2008.

Cost of Revenues
	For the
	Three Months Ended
	June 30,
	2009	2008	% Change
Total cost of revenues	$1,245	$1,372	(9.3)%

Gross margin percentage	73.8%	70.2%

Cost of revenues consist primarily of the cost of contract manufactured hardware, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Cost of revenues decreased $127,000 for the three months ended June 30, 2009 compared to the same period in 2008. See the discussion of changes in the cost of subscription and appliance revenues below.

Cost of Subscription Revenues
	For the
	Three Months Ended
	June 30,
	2009	2008	% Change
Cost of subscription revenues	$549	$557	(1.4)%

Gross margin percentage	85.1%	83.7%

The cost of subscription revenues includes the technical operations group that maintains the various databases and the technical support group.

Cost of Appliance Revenues
	For the
	Three Months Ended
	June 30,
	2009	2008	% Change
Cost of appliance revenues	$696	$811	(14.2)%

Gross margin percentage	34.4%	30.1%

The cost of appliance revenues, which includes contract manufactured equipment, packaging and freight, decreased $115,000 for the three months ended June 30, 2009 compared to the same period in 2008. Gross margin increased for the period mentioned above as a result of the higher selling price of our h-series appliances and a noticeable shift as a result of our marketing and sales efforts in customer demand toward the higher-end models during the three months ended June 30, 2009.

Sales and Marketing Expense
	For the
	Three Months Ended
	June 30,
	2009	2008	% Change
Sales and marketing expense	$1,581	$2,065	(23.4)%

As a percentage of total revenues	33.3%	44.9%

Sales and marketing expense consists primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the three months ended June 30, 2009, sales and marketing expense decreased 23.4%, or $484,000, over the same period in 2008 mainly attributable to our successful cost reduction efforts.

Research and Development Expense
	For the
	Three Months Ended
	June 30,
	2009	2008	% Change
Research and development expense	$870	$746	16.6%

As a percentage of total revenues	18.3%	16.2%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The increase of $124,000 for the second quarter of 2009 compared to the same period in 2008 was primarily the result of a net increase in consultant fees, offset by a decrease in compensation costs.  Management believes that a significant investment in research and development is required to remain competitive and we expect to continue to invest in research and development activities.

We anticipate research and development expenses to increase in 2009 compared to 2008, as we extend the core functionality and features within our products.

General and Administrative Expense
	For the
	Three Months Ended
	June 30,
	2009	2008	% Change
General and administrative expense	$1,053	$1,377	(23.5)%

As a percentage of total revenues	22.1%	29.9%

General and administrative expenses, which consist primarily of salaries and related benefits, and fees for professional services, such as legal and accounting services, decreased $324,000 for the quarter ended June 30, 2009, compared to the same period in 2008, mainly due to our extensive cost cutting efforts. The most significant decreases during the second quarter of 2009 included decreases in compensation and consulting expenses of $0.2 million and a decrease in lease and rent expenses of $0.1 million.

Interest and Other Income, Net
	For the
	Three Months Ended
	June 30,
	2009	2008	% Change
Interest and other income, net	$57	$(23)	(347.8)%

As a percentage of total revenues	1.2%	(0.5)%

Interest and other income, net, includes interest expense, interest income, and other income. The increase for the three months ended June 30, 2009 over the same period in 2008 was the result of a decrease in interest expense related to short-term borrowings and a decrease in settlement of trade payables.

Comparisons of the Six Months Ended June 30, 2009 and 2008 (in thousands, except percentages)

Revenues
	For the
	Six Months Ended
	June 30,
	2009	2008	% Change
Total revenues	$9,203	$8,509	8.2%

Revenues increased $694,000 for the six months ended June 30, 2009, compared to the same period in 2008 as a result of increases of $650,000 in subscription revenues and $54,000 in appliance revenues.

Subscription Revenues
	For the
	Six Months Ended
	June 30,
	2009	2008	% Change
Subscription revenues	$7,381	$6,731	9.7%

As a percentage of total revenues	80.2%	79.1%

For the six months ended June 30, 2009, our subscription revenues increased approximately $650,000 compared to the first quarter of 2008 due to increases to our customer base. The subscription renewal rates for our products traditionally range from 75% to 95%.

Appliance Revenues
	For the
	Six Months Ended
	June 30,
	2009	2008	% Change
Appliance revenues	$1,816	$1,762	3.1%

As a percentage of total revenues	19.7%	20.7%

For the six months ended June 30, 2009, appliance revenues increased approximately $54,000 compared with the respective period in 2008. Total units shipped for the six months ended June 30, 2008 were 1,242 compared with 1,190 for the same period in 2008. The increase in revenue can also be attributed to the higher selling price of our h-series appliances and a noticeable shift in customer demand toward the higher-end models during 2009.  We expect appliance revenue to continue to increase in future periods due to the increased efforts of our sales team to upsell our customers these appliances, which are designed to enhance the iPrism web filtering capabilities.

Cost of Revenues
	For the
	Six Months Ended
	June 30,
	2009	2008	% Change
Total cost of revenues	$2,357	$2,354	0.1%

Gross margin percentage	74.4%	72.3%

Cost of revenues consists primarily of the cost of contract manufactured hardware, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Cost of revenues increased $3,000 for the six months ended June 30, 2009 compared to the same period in 2008. See the discussion of changes in the cost of subscription and appliance revenues below.

Cost of Subscription Revenues
	For the
	Six Months Ended
	June 30,
	2009	2008	% Change
Cost of subscription revenues	$1,123	$1,113	0.9%

Gross margin percentage	84.8%	83.5%

The cost of subscription revenues includes the technical operations group that maintains the various databases and the technical support group.

Cost of Appliance Revenues
	For the
	Six Months Ended
	June 30,
	2009	2008	% Change
Cost of appliance revenues	$1,232	$1,236	(0.3)%

Gross margin percentage	32.2%	29.9%

The cost of appliance revenues, which includes contract manufactured equipment, packaging and freight, decreased $4,000 for the six months ended June 30, 2009 compared to the same period in 2008. Gross margin increased for the period mentioned above as a result of the higher selling price of our h-series appliances and a noticeable shift as a result of our marketing and sales efforts in customer demand toward the higher-end models during the six months ended June 30, 2009.

Sales and Marketing Expense
	For the
	Six Months Ended
	June 30,
	2009	2008	% Change
Sales and marketing expense	$3,241	$3,881	(16.5)%

As a percentage of total revenues	35.2%	45.6%

Sales and marketing expense consists primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the six months ended June 30, 2009, sales and marketing expense decreased 16.5%, or $640,000, over the same period in 2008 mainly attributable to our successful cost reduction efforts.

Research and Development Expense
	For the
	Six Months Ended
	June 30,
	2009	2008	% Change
Research and development expense	$1,905	$1,499	27.1%

As a percentage of total revenues	20.7%	17.6%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The increase of $406,000 for the six months ended June 30, 2009 compared to the same period in 2008 was primarily the result of a net increase in consultant fees offset by a decrease in compensation costs.  Management believes that a significant investment in research and development is required to remain competitive and we expect to continue to invest in research and development activities.

We anticipate research and development expenses to increase in 2009 compared to 2008, as we extend the core functionality and features within our products.

General and Administrative Expense
	For the
	Six Months Ended
	June 30,
	2009	2008	% Change
General and administrative expense	$2,247	$2,575	(12.7)%

As a percentage of total revenues	24.4%	30.3%

General and administrative expenses, which consist primarily of salaries and related benefits, and fees for professional services, such as legal and accounting services, decreased $0.3 million for the six months ended June 30, 2009, compared to the same period in 2008, mainly due to our extensive cost cutting efforts. The most significant decreases during the six months ended June 30, 2009 included decreases in compensation and consulting expenses of $0.4 million and  lease and rent expenses of $0.2 million, offset by an increase of 0.3 million in FAS123R expenses.

Interest and Other Income, Net
	For the
	Six Months Ended
	June 30,
	2009	2008	% Change
Interest and other income, net	$133	$(144)	(192.4)%

As a percentage of total revenues	1.4%	(1.7)%

Interest and other income, net, includes interest expense, interest income, and other income. The increase for the six months ended June 30, 2009 over the same period in 2008 was the result of an increase in interest expense related to short-term borrowings and a gain on the change in fair value of the warrant derivative liability offset by a decrease in settlement of trade payables.

Gain on Sale of Assets
	For the
	Six Months Ended
	June 30,
	2009	2008	% Change
Gain on sale of assets	$0	$320	(100.0)%

As a percentage of total revenues	0.0%	3.8%

The gain for the six months ended June 30, 2008 consisted of a gain from the excess renewal fees collected by Shavlik and from the release of the first half of funds from an indemnification from EVault.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). Through SFAS No. 168, the FASB confirmed that the Codification will become the single official source of authoritative US GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, EITF, and related literature. After the effective date of the Codification, only one level of authoritative US GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change US GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will apply the Codification beginning in the quarter ending September 30, 2009. The adoption of the Codification will not have an effect on the Company’s financial statements, but will impact the Company’s future financial statement disclosures since all future references to authoritative accounting literature will be referenced in accordance with the Codification.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  This statement establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement requires an entity to apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company has adopted the provisions of SFAS 165 for the quarter ended June 30, 2009.  The adoption of these provisions did not have a material impact on its financial position, cash flows, or results of operations.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157.  The Company adopted the provisions of FSP FAS 157-4 for the quarter ended June 30, 2009.  The adoption of FSP FAS 157-4 did not have a material impact on its consolidated financial position, cash flows, or results of operations.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”), which provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities.  FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009; early adoption permitted for periods ending after March 15, 2009. The Company adopted the provisions of FSP FAS 115-2 for the quarter ended June 30, 2009. The adoption of FSP FAS 115-2 did not have a material impact on its consolidated financial position, cash flows, or results of operations.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1,“Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”).  FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments in interim reporting periods.  Such disclosures were previously required only in annual financial statements.  FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009; early adoption permitted for periods ending after March 15, 2009.  The Company adopted the provisions of FSP FAS 107-1 for the quarter ended June 30, 2009.  The adoption of FSP FAS 107-1 did not have a material impact on its consolidated financial position, cash flows, or results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock” (“EITF 07-5”). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Paragraph 11(a) of SFAS No. 133 - specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company’s adoption of EITF 07-5 effective January 1, 2009, resulted in the identification of 463,500 warrants that were determined to be ineligible for equity classification because of certain provisions that may result in an adjustment to their exercise price, and accordingly, the estimated fair value of the warrants as of January 1, 2009 was reclassified to a liability and a cumulative effect adjustment was recorded based on the difference between amounts recognized in the consolidated balance sheet before and after the initial adoption of EITF 07-5.  In addition, the change in the estimated fair value of the warrants was recognized in the statement of operations for the three and six months ended June 30, 2009 (See Note 5).

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. This statement applies in those instances where other accounting pronouncements require or permit fair value measurements and the Board has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change the current practice. In February 2008, the FASB issued FSP FAS 157-2 which defers the effective date of SFAS 157 for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequent recurring basis, until years beginning after November 15, 2008.  The Company’s adoption of SFAS 157 for its financial assets and liabilities on January 1, 2008 and FSP FAS 157-2 during the first quarter of 2009 for its non-financial assets and liabilities did not have a material impact on the Company’s consolidated financial position, cash flows, or results of operations.

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

Cash used in operations for the six months ended June 30, 2009 was $615,000 compared to $2.1 million for the same period in 2008.  This decrease was primarily due to lower operating losses and substantial improvements to the cost structure of our business.

For the six months ended June 30, 2009, cash used in investing activities was $76,000 for purchases of fixed assets.  Cash provided by investing activities for the respective period in 2008 totaled $316,000 and represented amounts received pursuant to previous sales of two product lines.

Cash flows used by financing activities for the two quarters of 2009 was $309,000, mainly the result of paying down the balance on our line of credit with SVB.  For the same period in 2008 financing activities provided cash of $828,000 primarily a result of drawing on our line of credit.  The outstanding balance of short term borrowings was $2.2 million as of June 30, 2009 compared to $2.5 million as of June 30, 2008.

As a result of the foregoing, the net decrease in cash and cash equivalents was $1.0 million for the six months ended June 30, 2009 as compared to a net decrease of approximately $921,000 for the comparable period in 2008.

Credit Facilities

Silicon Valley Bank

On May 15, 2007, the Company entered into a Loan Agreement with SVB which provides for a credit facility not to exceed $2.0 million, subject to a borrowing base formula, as described below. The SVB Loan Agreement was amended on February 27, 2009 (the “Loan Amendment”). Pursuant to the terms of the Loan Amendment, among other things, SVB (i) decreased the interest rate on the revolving line of credit to 3.50% (from 3%) over the greater of the prime rate or 7.5% (from 10.5%), (ii) modified the tangible net worth covenant to no less than negative seventeen million dollars ($17,000,000) at all times, increasing quarterly by fifty percent (50%) of net income and monthly by fifty percent (50%) of issuances of equity after January 31, 2009 and the principal amount of subordinated debt received after January 31, 2009, (iii) modified the borrowing base to seventy percent (70%) of eligible accounts and the lesser of sixty percent (60%) of advanced billing accounts or six hundred thousand dollars ($600,000) as determined by SVB; provided, however, that SVB may, with notice to the Company, decrease the foregoing percentage in its good faith business judgment based on events, conditions, contingencies, or risks which, as determined by SVB, may adversely affect collateral, and (iv) extended the revolving line maturity date to May 15, 2010. At June 30, 2009, total availability under the SVB Loan Agreement was $2.0 million, of which $1.5 million was outstanding, and the applicable interest rate was 7.5%. The Company was in compliance with the above stated covenants and restrictions. The obligations under the SVB Loan Agreement are secured by substantially all of St. Bernard’s assets.

In connection with the execution of a previous SVB Loan Amendment dated January 25, 2008, St. Bernard issued warrants to SVB which allows SVB to purchase up to 140,350 shares of our common stock at an exercise price of $0.57 per share. The warrants expire on the seventh anniversary of their issue date. We recorded deferred debt issuance costs in the amount of $58,000, based on the estimated fair value allocated to the warrants using the following assumptions; 75.35% volatility, risk free interest rate of 3.61%, an expected life of seven years and no dividends.  Amortization of the debt issuance costs, including amounts recorded as a debt discount for warrants previously issued for the three and six months ended June 30, 2009, which is being recorded as interest expense, was approximately $23,000 and $45,000, respectively. Furthermore, St. Bernard agreed to grant SVB certain piggyback registration rights with respect to the shares of common stock underlying the warrants.

Partners for Growth II, LP

On July 21, 2008, the Company entered into a Loan Agreement with PFG (the “PFG Loan Agreement”), which became effective on July 23, 2008 and which provides for a credit facility not to exceed $1.5 million. The PFG Loan Agreement was subsequently amended on February 27, 2009.  The annual interest rate on the PFG Loan is set at the Prime Rate, quoted by SVB as its Prime Rate from time to time, plus 3% (the “Applicable Rate”).  At June 30, 2009, the effective interest rate was 7%. The PFG Loan Agreement will terminate on July 20, 2010, on which date all principal, interest and other outstanding monetary obligations must be repaid to PFG. The obligations under the PFG Loan Agreement are secured by a security interest in collateral comprised of substantially all of St. Bernard’s assets, subordinated to the SVB Loan Agreement.

The PFG Loan Agreement contains affirmative, negative and financial covenants customary for credit facilities of this type, including, among other things, limitations on indebtedness, liens, sales of assets, mergers, investments, and dividends.  The PFG Loan Agreement also requires that St. Bernard maintain a Modified Net Income (as defined in the PFG Loan Agreement) greater than zero. PFG eliminated the Modified Net Income covenant for the reporting periods ending February 28, 2009 and March 31, 2009. The PFG Loan Agreement contains events of default customary for credit facilities of this type (with customary grace or cure periods, as applicable) and provides that upon the occurrence and during the continuance of an event of default, among other things, the interest rate on all borrowings will be increased, the payment of all borrowings may be accelerated, PFG’s commitments may be terminated and PFG shall be entitled to exercise all of its rights and remedies, including remedies against collateral.  At June 30, 2009, the Company was in compliance with the above stated covenants.

In connection with the execution of the PFG Loan Agreement, St. Bernard received approximately $1,000 from PFG, and as a result, issued a warrant to PFG on July 21, 2008 (the “Warrant”), which allows PFG to purchase up to 450,000 shares of St. Bernard common stock at an exercise price equal to $0.46 per share. The Warrant expires on July 20, 2013.  The Company recorded deferred debt issuance costs in the amount of $125,000, based on the estimated fair value allocated to the warrants using the following assumptions; 69.07% volatility, risk free interest rate of 4.09%, an expected life of five years and no dividends. Amortization of the debt issuance costs for the three and six months ended June 30, 2009, which is being recorded as interest expense, was approximately $16,000 and $31,000, respectively. As of June 30, 2009, the balance on the PFG Loan Agreement was $750,000.

Losses from Operations – Liquidity

As of June 30, 2009, the Company had approximately $1.1 million in cash and cash equivalents and a working capital deficit of $10.6 million.  Approximately $10.1 million of our current liability balance at June 30, 2009 consisted of deferred revenues, which represents amounts that are expected to be amortized into revenue as they are earned in future periods. The Company also had a stockholders’ deficit of approximately $9.1 million at June 30, 2009.

The Company has a history of losses and has not yet been able to achieve profitability. For the three and six months ended June 30, 2009, the Company incurred net losses of $54,000 and $685,000, respectively, and through June 30, 2009 and 2008 has recorded a cumulative net loss of $50.1 million and 49.5 million, respectively. Losses from operations decreased from $960,000 in the first quarter of 2008 to an income of $4,000 in the respective period in 2009. In an effort to achieve profitability, the Company has made and continues to make substantial changes to the cost structure of its business. These changes include the closure of its sales and marketing offices in Europe and Australia, reducing headcount to be in line with the current size of its business, renegotiating vendor contracts, and refocusing its marketing strategy around its core business. During February 2009, the Company also extended to May 15, 2010 the maturity date of the Loan and Security Agreement (the “SVB Loan Agreement”) with Silicon Valley Bank. (“SVB”) and also negotiated a significant reduction in the interest rate.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q and subject to the foregoing, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective.

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

On July 9, 2009, an action was filed in the United States District Court for the Southern District of California by Southwest Technology Innovations LLC (the “Plaintiff”) against the Company and Espion International, Inc., Workgroup Solutions, Inc., SonicWall, Inc., Mirapoint Software, Inc., and Proofpoint, Inc., (collectively the “Defendants”).  In this matter, the Plaintiff is claiming patent infringement arising under the patent laws of the United States. The patent-in-suit is U.S. Patent No. 6,952,719 entitled “Spam Detector Defeating System” which was issued on October 4, 2005. The Plaintiff is seeking a judgment in favor of Plaintiff and is seeking an award of unspecified damages. The Company intends to vigorously defend its interests in this matter.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on Monday, June 15, 2009.  The following matters were voted upon at the meeting and were adopted by the margins indicated:

1.  The stockholders elected four Directors to hold office until the 2010 Annual Meeting of Stockholders or until his or her successor is elected and qualified.

	Number of Shares
Name of Director Elected	For	Against	Abstained/Withheld
Humphrey Polanen	7,345,443	—	1,579,036
Scott Broomfield	7,346,335	—	1,578,144
Bart A.M. van Hedel	7,346,335	—	1,578,144
Louis Ryan	7,409,000	—	1,515,479

2.  The stockholders ratified the selection by the Audit Committee of the Board of Squar, Milner, Miranda & Williamson, LLP as independent auditors of the Company for its fiscal year ending December 31, 2009.

For	8,908,538
Against	9,816
Abstain	6,125

On June 23, 2009, the management of the Company, received a resignation letter, dated June 23, 2009  from Scott Broomfield, a member of the Board, indicating that he was resigning from the Board effective immediately due to fundamental and irreconcilable differences.  At the time of his resignation, Mr. Broomfield served on the Company’s Nominating and Corporate Governance and Compensation Committees and was chairman of the Audit Committee.

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

10.7*
St. Bernard Software, Inc. 2008 Variable (Bonus) Compensation Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2008).

10.8*
Employment Agreement between St. Bernard Software, Inc. and Louis E. Ryan executed February 10, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2009).

10.9
Fifth Amendment to Loan and Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated February 27, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009).

10.10
First Amendment to Loan Agreement between St. Bernard Software, Inc. and Partners for Growth II, L.P. dated February 27, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009).

10.11*
Amendment to the pricing of stock options grants under the 2005 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2009).

10.12*
Amended Employment Agreement between St. Bernard Software, Inc. and Steve Yin executed April 2, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2009).

10.13*
Consulting Agreement between St. Bernard Software, Inc. and Softworks Group Pty Ltd executed January 7, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2009).

10.14*
 Employment agreement between St. Bernard Software, Inc. and Thalia Gietzen executed June 15, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2009).

14.1
Amended Code of Business Conduct and Ethics adopted April 1, 2009 (incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 20, 2008).

17.1
Resignation letter to the management of St. Bernard Software, Inc. and Scott Broomfield executed June 23, 2009 (incorporated herein by reference to Exhibit 17.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2009).

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

ST. BERNARD SOFTWARE, INC.

Dated: August 14, 2009	By:	/s/ Louis E. Ryan
Louis E. Ryan Chief Executive Officer and Chairman of the Board of Directors