Form 10-Q
period 2009-09-30
ST. BERNARD SOFTWARE, INC.
filed 2009-11-12
CIK 1288496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The registrant had 13,319,991 shares of its common stock, par value $0.01 per share, outstanding at November 12, 2009.

ST. BERNARD SOFTWARE, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

St. Bernard Software, Inc.

Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)

Assets

Current Assets
Cash and cash equivalents	$1,421,000	$2,051,000
Accounts receivable - net of allowance for doubtful accounts of $20,000 and $52,000 at September 30, 2009 and December 31, 2008, respectively	2,707,000	3,170,000
Inventories - net	374,000	364,000
Prepaid expenses and other current assets	337,000	381,000

Total current assets	4,839,000	5,966,000

Fixed Assets - Net	622,000	828,000

Other Assets	154,000	281,000

Goodwill	7,568,000	7,568,000
Total Assets	$13,183,000	$14,643,000

Liabilities and Stockholders’ Deficit

Current Liabilities
Short-term borrowings	$2,100,000	$2,462,000
Accounts payable	894,000	1,270,000
Accrued compensation expenses	818,000	1,361,000
Accrued expenses and other current liabilities	576,000	518,000
Warranty liability	195,000	195,000
Current portion of capitalized lease obligations	52,000	147,000
Deferred revenue	10,145,000	10,469,000

Total current liabilities	14,780,000	16,422,000

Deferred Rent	30,000	118,000

Capitalized Lease Obligations, Less Current Portion	-	22,000

Deferred Revenue	7,543,000	7,152,000
Total liabilities	22,353,000	23,714,000

Stockholders’ Deficit
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; 13,319,991 and 14,783,090 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	132,000	148,000
Additional paid-in capital	40,644,000	40,308,000
Accumulated deficit	(49,946,000)	(49,527,000)
Total stockholders’ deficit	(9,170,000)	(9,071,000)
Total Liabilities and Stockholders’ Deficit	$13,183,000	$14,643,000

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.

Unaudited Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenues
Subscription	$3,615,000	$3,519,000	$10,996,000	$10,250,000
Appliance	875,000	906,000	2,691,000	2,668,000
License	3,000	2,000	9,000	18,000
Total Revenues	4,493,000	4,427,000	13,696,000	12,936,000

Cost of Revenues
Subscription	552,000	545,000	1,675,000	1,658,000
Appliance	594,000	612,000	1,826,000	1,848,000
License	9,000	-	11,000	5,000
Total Cost of Revenues	1,155,000	1,157,000	3,512,000	3,511,000

Gross Profit	3,338,000	3,270,000	10,184,000	9,425,000

Operating Expenses
Sales and marketing	1,474,000	1,828,000	4,715,000	5,709,000
Research and development	724,000	629,000	2,629,000	2,128,000
General and administrative	462,000	1,322,000	2,709,000	3,897,000
Write-off of capitalized software	473,000	-	473,000	-
Total Operating Expenses	3,133,000	3,779,000	10,526,000	11,734,000

Income (Loss) from Operations	205,000	(509,000)	(342,000)	(2,309,000)

Other Income
Interest expense - net	79,000	230,000	250,000	530,000
Gain on sale of assets	-	(244,000)	-	(564,000)
Other expense (income)	9,000	9,000	(29,000)	(435,000)
Total Other Expense (Income)	88,000	(5,000)	221,000	(469,000)
Income (Loss) Before Income Taxes	117,000	(504,000)	(563,000)	(1,840,000)

Income tax expense	-	-	(5,000)	(3,000)
Net Income (Loss)	$117,000	$(504,000)	$(568,000)	$(1,843,000)
Income (Loss) Per Common Share - Basic	$0.01	$(0.03)	$(0.04)	$(0.12)
Income (Loss) Per Common Share - Diluted	$0.01	$(0.03)	$(0.04)	$(0.12)
Weighted Average Shares Outstanding - Basic	13,720,371	14,783,090	14,467,141	14,775,832
Weighted Average Shares Outstanding - Diluted	13,873,815	14,783,090	14,467,141	14,775,832

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.

Unaudited Consolidated Statement of Stockholders' Deficit

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2008	14,783,090	$148,000	$40,308,000	$(49,527,000)	$(9,071,000)
Cumulative effect of change in accounting principle	-	-	(190,000)	149,000	(41,000)
Common stock issued under the employee stock purchase plan	150,900	-	24,000	-	24,000
Common stock returned to the Company	(1,613,999)	(16,000)	16,000	-	-
Stock-based compensation expense	-	-	486,000	-	486,000
Net loss	-	-	-	(568,000)	(568,000)
Balance at September 30, 2009	13,319,991	$132,000	$40,644,000	$(49,946,000)	$(9,170,000)

The accompanying notes are an integral part of these consolidated financial statements.

St. Bernard Software, Inc.

Unaudited Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2009	2008

Cash Flows From Operating Activities
Net loss	$(568,000)	$(1,843,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	281,000	455,000
Allowance for doubtful accounts	(32,000)	24,000
Gain on sale of assets	-	(563,000)
Write-off of capitalized software	473,000	-
Gain on change in fair value of warrant derivative liability	8,000	-
Stock-based compensation expense	486,000	668,000
Noncash interest expense	116,000	246,000
Increase (decrease) in cash resulting from changes in:
Accounts receivable	495,000	(349,000)
Inventories	(10,000)	(226,000)
Prepaid expenses and other assets	(418,000)	(64,000)
Accounts payable	(376,000)	(1,461,000)
Accrued expenses and other current liabilities	(565,000)	(299,000)
Deferred rent	(57,000)	-
Warranty liability	-	(45,000)
Deferred revenue	67,000	1,526,000
Net cash used in operating activities	(100,000)	(1,931,000)

Cash Flows From Investing Activities
Purchases of fixed assets	(75,000)	(7,000)
Proceeds from the sale of assets	-	570,000
Net cash (used) provided by investing activities	(75,000)	563,000

Cash Flows From Financing Activities
Proceeds from the sales of stock under the employee stock purchase plan	24,000	11,000
Principal payments on capitalized lease obligations	(117,000)	(114,000)
Net (decrease) increase in short-term borrowings	(362,000)	896,000
Net cash (used) provided by financing activities	(455,000)	793,000
Net Decrease in Cash and Cash Equivalents	(630,000)	(575,000)
Cash and Cash Equivalents at Beginning of Period	2,051,000	1,297,000
Cash and Cash Equivalents at End of Period	$1,421,000	$722,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$101,000	$265,000
Income taxes	$3,000	$-

Non Cash Investing and Financing Activities:

In January 2009, the Company reclassified 463,500 warrants with an estimated fair value of $41,000 from equity to warrant derivative liability.

In July 2008, the Company issued warrants to purchase up to 450,000 shares of the Company's common stock in connection with a loan agreement.  Deferred debt issuance costs of $125,000 were recorded based on the estimated fair value of the warrants.  See Note 4.

In January 2008, the Company issued warrants to purchase up to 140,350 shares of the Company's common stock in connection with the amendment of a loan agreement. Deferred debt issuance costs of $58,000 were recorded based on the estimated fair value of the warrants. See Note 4.

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

 Basis of presentation

The consolidated balance sheet as of September 30, 2009, the consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, the consolidated statement of stockholders’ deficit for the nine months ended September 30, 2009, and the consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X.  The interim financial statements reflect all adjustments which are, in the opinion of management, necessary to make the financial statements not misleading. The consolidated balance sheet as of December 31, 2008 was derived from the Company’s audited financial statements. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2009. These consolidated financial statements should be read in conjunction with the Company’s December 31, 2008 consolidated financial statements and notes thereto included in the Company’s Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 11, 2009.

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

Liquidity

As of September 30, 2009, the Company had approximately $1.4 million in cash and cash equivalents and a working capital deficit of $9.9 million.  Approximately $10.1 million of our current liability balance at September 30, 2009 consisted of deferred revenues, which represents amounts that are expected to be amortized into revenue as they are earned in future periods.  For the three and nine months ended September 30, 2009, the Company achieved net income of $117,000 and incurred net loss of $568,000, respectively, and through September 30, 2009 recorded a cumulative net loss of $49.9 million.  For the nine months ended September 30, 2009 cash used in operating activities was $100,000.

In an effort to achieve profitability, the Company has made and continues to make substantial changes to the cost structure of its business. These changes include the closure of its sales and marketing offices in Europe and Australia, reducing headcount to be in line with the current size of its business, renegotiating vendor contracts, and refocusing its marketing strategy around its core business. During February 2009, the Company also extended to May 15, 2010 the maturity date of the Loan and Security Agreement (the “SVB Loan Agreement”) with Silicon Valley Bank (“SVB”) and also negotiated a significant reduction in the interest rate. At September 30, 2009, total availability under the SVB Loan Agreement was $1.5 million, of which $1.4 million was outstanding, and the applicable interest rate was 7.5%.  In addition, the Company has a loan agreement with Partners for Growth (“PFG”) under which there is borrowing availability of approximately $600,000 as of September 30, 2009 (See Note 4).

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company believes that its existing cash resources, combined with projected collections on billings, reduced expenditures based on implemented cost reductions, and borrowing availability under existing credit facilities, will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected revenue will be achieved or the improvement in operating results will occur. In the event cash flow from operations is not sufficient, the Company may require additional sources of financing in order to maintain its current operations. These additional sources of financing may include public or private offerings of equity or debt securities.  In the current capital environment, no assurance can be given that additional sources of financing will be available on acceptable terms, on a timely basis, or at all.

Basic and diluted earnings (loss) per common share

Basic earnings (loss) per common share is calculated by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period.  Diluted income (loss) per common share includes the components of basic income (loss) per common share and also gives effect to dilutive potential commons shares. The Company computes diluted earnings (loss) per common share by dividing the net income (loss) for the period by the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of dilutive stock options and warrants. Dilutive stock options and dilutive warrants are calculated based on the average share price for each fiscal period using the treasury stock method.  A dilutive effect was calculated for the three months ended September 30, 2009 as the Company reported a net income. Conversely, there was no dilutive effect calculated for the three months ended September 30, 2008 and for the nine months ended September 30, 2009 and 2008, as the Company reported a net loss in each period.

The following is a reconciliation of the number of shares used in the calculation of basic earnings (loss) per share and diluted earnings (loss) per share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic
Net income (loss)	$117,000	$(504,000)	$(568,000)	$(1,843,000)
Weighted average common shares outstanding (basic)	13,720,371	14,783,090	14,467,141	14,775,832
Basic income (loss) per common share	$0.01	$(0.03)	$(0.04)	$(0.12)

Diluted
Net income (loss)	$117,000	$(504,000)	$(568,000)	$(1,843,000)
Weighted average common shares outstanding (basic)	13,720,371	14,783,090	14,467,141	14,775,832
Incremental shares	153,444	-	-	-
Common and potential common shares	13,873,815	14,783,090	14,467,141	14,775,832
Diluted income (loss) per common share	$0.01	$(0.03)	$(0.04)	$(0.12)

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

The following securities were not included in the computation of diluted net earnings (loss) per share as their effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Options to purchase common shares	6,000	2,561,767	1,948,179	2,561,767
Warrants to purchase common shares	1,153,850	9,803,954	1,153,850	9,803,954
	1,159,850	12,365,721	3,102,029	12,365,721

Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (the “ASC”). Effective for interim and annual periods ended after September 15, 2009, the ASC became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement does not change existing GAAP, but reorganizes GAAP into Topics.  In circumstances where previous standards require a revision, the FASB will issue an Accounting Standards Update (“ASU”) on the Topic.  Our adoption of this standard during the quarter ended September 30, 2009 did not have any impact on the Company’s financial statements.

In August 2009, the FASB issued ASU 2009-05, "Fair Value Measurements and Disclosures - Measuring Liabilities at Fair Value" ("ASU 2009-05"). ASU 2009-05 provides clarification regarding valuation techniques when a quoted price in an active market for an identical liability is not available in addition to treatment of the existence of restrictions that prevent the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for an identical liability at the measurement date and the quoted price for an identical liability when traded as an asset in an active market (when no adjustments to the quoted price of the asset are required) are Level 1 fair value measurements. This update is effective for the first reporting period, including interim periods, beginning after issuance. Adoption of ASU 2009-05 did not have a material effect on our financial position, operating results, or cash flows.

In May 2009, the FASB issued updated guidance, codified as ASC 855-10, “Subsequent Events” that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.. This guidance modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, this guidance requires the disclosure of the date through which subsequent events have been evaluated. Our adoption of this guidance during the quarter ended June 30, 2009 did not have any impact on the Company’s financial statements.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

In April 2009, the FASB issued updated guidance, as codified in ASC 820-10-65, “Fair Value Measurements and Disclosures”, for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased in accordance with fair value accounting.  This guidance also includes identifying circumstances that indicate a transaction is not orderly, and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Our adoption of this guidance during the quarter ended June 30, 2009 did not have a material effect on the Company’s financial statements.

In June 2008, the FASB ratified the consensus reached on the Emerging Issues Task Force (“EITF”) abstract titled “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. As codified in ASC 815-40, “Derivatives and Hedging-Contracts in Entity’s Own Equity”), this guidance provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception under ASC 815-10-15-2. Our adoption of this guidance, effective January 1, 2009, resulted in the identification of 463,500 warrants that were determined to be ineligible for equity classification because of certain provisions that may result in an adjustment to their exercise price, and accordingly, the estimated fair value of the warrants as of January 1, 2009 was reclassified to a liability and a cumulative effect adjustment was recorded based on the difference between amounts recognized in the consolidated balance sheet before and after the initial adoption.  In addition, the change in the estimated fair value of the warrants was recognized in the statement of operations for the three and nine months ended September 30, 2009 (See Note 7).

In April 2009, the FASB issued updated guidance, as codified in ASC 825-10-65, “Fair Value Measurements and Disclosures”, which requires increased disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Our adoption of this guidance during the quarter ended June 30, 2009 did not have a material effect on the Company’s financial statements.

In February 2008, the FASB issued updated guidance, as codified ASC 820-10, “Fair Value Measurements and Disclosures” which defers the effective date of previously issued fair value measurement guidance for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequent recurring basis, until years beginning after November 15, 2008.  The Company’s adoption of this guidance for its financial non-financial assets and liabilities during the first quarter of 2009 did not have a material impact on the Company’s financial statements.

New accounting standards

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”).  ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating the impact, if any, of adopting ASU 2009-14 will have on our consolidated financial statements.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”).  ASU 2009-13 establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact, if any, of adopting ASU 2009-13 will have on our consolidated financial statements.

Reclassifications

Certain prior year reclassifications have been made for consistent presentation. These reclassifications have no effect on previously reported net income.

2. Stock-based Compensation Expense

Effective January 1, 2006, the Company adopted the fair value recognition provisions of ASC 718 (formerly SFAS No. 123R (revised 2004)), “Share-based Payment”, using the modified prospective method. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 are based upon the estimated grant date fair value, as described below.

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

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected life of the stock options granted, the expected stock price volatility factor, and the pre-vesting option forfeiture rate. The fair value of options granted during the quarters ended September 30, 2009 and 2008 was calculated using the Black-Scholes option pricing model using the valuation assumptions in the table below. The Company estimates the expected life of stock options granted based upon management’s consideration of the historical life of the options and the vesting and contractual period of the options granted. The Company estimates the expected volatility factor based on the weighted average of the historical volatility of three publicly traded surrogates of the Company and the Company’s implied volatility from its common stock price. The Company applies its risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The Company has no history or expectation of paying any cash dividends on its common stock.  Forfeitures are estimated based on historical experience.

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Average expected life (years)	6.5	6.5
Average expected volatility factor	50.6%	71.5%
Average risk-free interest rate	3.6%	3.8%
Average expected dividend yield	0	0

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

For the three months ended September 30, 2009, the Company recorded a credit to stock-based compensation expense of $183,000, and for the three months ended September 30, 2008, the Company recorded stock-based compensation expense of $334,000.  For the nine months ended September 30, 2009 and 2008, the Company recorded stock-based compensation expense of $486,000 and $668,000, respectively.  The credit recorded during the three months ended September 30, 2009 resulted primarily from an adjustment to previously recorded stock-based compensation expense based on the reconciliation of cumulative expense recorded based on estimated vesting and expense that should have been recorded based on the number of options that actually vested during the requisite service period.

The stock-based compensation expenses were charged to operating expenses. The effect on income (loss) per share as a result of the stock based compensation income (expense) was approximately $0.01 and ($0.02) for the three month ended September 30, 2009 and 2008, respectively, and ($0.03) and ($0.5) for the nine months ended September 30, 2009 and 2008, respectively. The tax effect was immaterial.

The following is a summary of stock option activity under the Plans as of December 31, 2008 and changes during the nine months ended September 30, 2009:

	Number of Shares Outstanding	Weighted Average Exercise Price

Options outstanding at December 31, 2008	2,562,976	$1.29
Granted	480,500	$0.18
Exercised	—	$—
Forfeited	(1,095,297)	$1.32
Options outstanding at September 30, 2009	1,948,179	$0.23
Options vested and expected to vest at September 30, 2009	1,682,216	$0.24
Options exercisable at September 30, 2009	948,938	$0.25

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

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

Additional information regarding options outstanding as of September 30, 2009 is as follows:

Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.15	192,000	9.50	$0.15	22,916	$0.15
$0.18	1,500	9.63	$0.18	—	$—
$0.19	6,500	9.27	$0.19	—	$—
$0.20	269,500	9.78	$0.20	13,886	$0.20
$0.25	1,472,679	7.58	$0.25	912,136	$0.25
$0.26	6,000	9.98	$0.26	—	$—
	1,948,179	8.08	$0.23	948,938	$0.25

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2009 was approximately $53,000 and $12,000, respectively. The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2008 was approximately $78,000 and $0, respectively. The aggregate intrinsic value represents the total intrinsic value based upon the stock price of $0.26 at September 30, 2009.

As of September 30, 2009, there was approximately $706,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the option plans. The cost is expected to be recognized over a weighted average period of 2.09 years.

3. Other Assets

Other assets consisted of the following:

	September 30, 2009	December 31, 2008
Security deposits	$154,000	$167,000
Capitalized software costs, net of amortization	—	114,000
Total other assets	$154,000	$281,000

In accordance with ASC 350-40-25-2, “Intangibles-Goodwill and Other – Internal Use Software”(formerly Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”), the Company capitalized internal software development costs, which included certain payroll and payroll related costs for employees and contracting costs for software contractors who were directly associated with the development phase of the internal use software from September 2008 through June 2009.  In June 2009, a decision to suspend further development of this software was made by management. On October 5, 2009, management determined that given certain personnel changes, the estimated costs to complete development and maintain this new software far outweighed the potential benefit that would be received, and the project was scrapped.  As such, the Company has written off previously capitalized software costs related to the development of this software of approximately $473,000 during the quarter ended September 30, 2009.

4. Credit Facilities

Silicon Valley Bank

On May 15, 2007, the Company entered into a Loan and Security Agreement with SVB (the “SVB Loan Agreement”) which provides for a credit facility not to exceed $2.0 million, subject to a borrowing base formula, as described below. The SVB Loan Agreement was amended on February 27, 2009 (the “SVB Loan Amendment”). Pursuant to the terms of the SVB Loan Amendment, among other things, SVB (i) decreased the interest rate on the revolving line of credit to 3.50% over the greater of the prime rate or 7.5% (from 3% over the greater of the prime rate or 10.5%), (ii) modified the tangible net worth covenant to no less than negative seventeen million dollars ($17,000,000) at all times, increasing quarterly by fifty percent (50%) of net income and monthly by fifty percent (50%) of issuances of equity after January 31, 2009 and the principal amount of subordinated debt received after January 31, 2009, (iii) modified the borrowing base to seventy percent (70%) of eligible accounts and the lesser of sixty percent (60%) of advanced billing accounts or six hundred thousand dollars ($600,000) as determined by SVB; provided, however, that SVB may, with notice to the Company, decrease the foregoing percentage in its good faith business judgment based on events, conditions, contingencies, or risks which, as determined by SVB, may adversely affect collateral, and (iv) extended the revolving line maturity date to May 15, 2010. At September 30, 2009, total availability under the SVB Loan Agreement was $1.5 million, of which $1.4 million was outstanding, and the applicable interest rate was 7.5% at September 30, 2009. The Company was in compliance with the above stated covenants and restrictions. The obligations under the SVB Loan Agreement are secured by substantially all of St. Bernard’s assets.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

In connection with the execution of a previous SVB Loan Amendment dated January 25, 2008, St. Bernard issued warrants to SVB, which allows SVB to purchase up to 140,350 shares of St. Bernard common stock at an exercise price of $0.57 per share. The warrants expire on the seventh anniversary of their issue date. The Company recorded deferred debt issuance costs in the amount of $58,000, based on the estimated fair value allocated to the warrants using the following assumptions; 75.35% volatility, risk free interest rate of 3.61%, an expected life of seven years and no dividends.  Amortization of the debt issuance costs, including amounts recorded as a debt discount for warrants previously issued for the three and nine months ended September 30, 2009, which is being recorded as interest expense, was approximately $23,000 and $68,000, respectively. Furthermore, St. Bernard agreed to grant SVB certain piggyback registration rights with respect to the shares of common stock underlying the warrants.

Partners for Growth II, LP

On July 21, 2008, the Company entered into a Loan Agreement with PFG (the “PFG Loan Agreement”), which became effective on July 23, 2008 and which provides for a credit facility not to exceed $1.5 million, subject to a borrowing base formula. The PFG Loan Agreement was subsequently amended on February 27, 2009. The annual interest rate on the PFG Loan is set at the Prime Rate, quoted by SVB as its Prime Rate from time to time, plus 3% (the “Applicable Rate”).  At September 30, 2009, the effective interest rate was 7%. The PFG Loan Agreement will terminate on July 20, 2010, on which date all principal, interest and other outstanding monetary obligations must be repaid to PFG. The obligations under the PFG Loan Agreement are secured by a security interest in collateral comprised of substantially all of St. Bernard’s assets, subordinated to the SVB Loan Agreement.

The PFG Loan Agreement contains affirmative, negative and financial covenants customary for credit facilities of this type, including, among other things, limitations on indebtedness, liens, sales of assets, mergers, investments, and dividends.  The PFG Loan Agreement also requires that St. Bernard maintain a Modified Net Income (as defined in the PFG Loan Agreement) greater than zero. PFG eliminated the Modified Net Income covenant for the reporting periods ending February 28, 2009 and March 31, 2009. The PFG Loan Agreement contains events of default customary for credit facilities of this type (with customary grace or cure periods, as applicable) and provides that upon the occurrence and during the continuance of an event of default, among other things, the interest rate on all borrowings will be increased, the payment of all borrowings may be accelerated, PFG’s commitments may be terminated and PFG shall be entitled to exercise all of its rights and remedies, including remedies against collateral.  At September 30, 2009, the Company was in compliance with the above stated covenants.

In connection with the execution of the PFG Loan Agreement, St. Bernard received approximately $1,000 from PFG, and as a result, issued a warrant to PFG on July 21, 2008 (the “Warrant”), which allows PFG to purchase up to 450,000 shares of St. Bernard common stock at an exercise price equal to $0.46 per share. The Warrant expires on July 20, 2013.  The Company recorded deferred debt issuance costs in the amount of $125,000, based on the estimated fair value allocated to the warrants using the following assumptions; 69.07% volatility, risk free interest rate of 4.09%, an expected life of five years and no dividends. Amortization of the debt issuance costs for the three and nine months ended September 30, 2009, which is being recorded as interest expense, was approximately $16,000 and $47,000, respectively. As of September 30, 2009, total availability under the PFG Loan Agreement was $1.3 million, of which $750,000 was outstanding.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Common Stock

Reduction of outstanding common shares

In connection with the merger agreement entered into in October 2005 between the Company and Sand Hill IT Security Acquisition Corp (“Sand Hill”), 1,613,999 shares of the Company’s common stock that had been issued as part of the merger consideration were placed with a stockholders’ representative to be held on behalf of the shareholders as of the closing of the merger.  According to the merger agreement and related amendments, these shares were to be released after the merger, pro rata, to shareholders as of the closing of the merger only in the event the closing price of the Company’s stock was $8.50 or more for a specified number of days by July 25, 2009.  In the event that these conditions were not met, these shares would automatically be redeemed by Sand Hill at no cost. Thereafter such shares would not be considered issued and outstanding for any purpose.  At July 25, 2009, the specified conditions were not met and the 1,613,999 shares of stock were returned to the Company.

6. Warrants

As of September 30, 2009 and December 31, 2008, a total of 1,153,850 and 9,373,850 shares of common stock, respectively, were reserved for issuance for the exercise of warrants at exercise prices ranging from $0.46 to $1.60 per share.  On July 25, 2009, a total of 8,220,000 warrants expired. There were no warrants granted or exercised during the nine months ended September 30, 2009. During the year ended December 31, 2008, warrants to purchase an aggregate of 1,053,850 shares of common stock at exercise prices of $0.46 to $0.57 per share were granted in connection with the loan agreements described in Note 3 above and 430,104 warrants expired at December 31, 2008.

7. Warrant Derivative Liability

Effective January 1, 2009, as a result of adopting a new accounting guidance as codified in ASC 815-40 (formerly EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock”), the Company reclassified 463,500 outstanding warrants that were previously classified as equity to a derivative liability.  This reclassification was necessary as the Company determined that certain terms included in these warrant agreements provided for a possible future adjustment to the warrant exercise price, and accordingly, under the provisions of this guidance, these warrants did not meet the criteria for being considered to be indexed to the Company’s stock.  As such, these warrants no longer qualified for the exception to derivative liability treatment provided for in ASC 815-10-15.  The estimated fair value of warrants upon reclassification at January 1, 2009 was determined to be $41,000. The cumulative effect of the change in accounting for these warrants of $149,000 was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009 based on the difference between the amounts recognized in the consolidated balance sheet before the initial adoption of this guidance and the amounts recognized in the consolidated balance sheet upon the initial adoption application of this guidance.  The amounts recognized in the consolidated balance sheet as a result of the initial application of this guidance on January 1, 2009 were determined based on the amounts that would have been recognized if this guidance had been applied from the issuance date of the warrants.  At September 30, 2009 the estimated fair value of the warrants, which is included in accrued expenses and other current liabilities in the accompanying balance sheet and based on a Black-Scholes option pricing model, was determined to be $33,000.  The change in the estimated fair value of the warrant derivative liability for the three and nine months ended September 30, 2009 of $8,000 and ($8,000), respectively is included in other expense (income) in the accompanying statement of operations.

8.  Fair Value Measurements

Fair Value Hierarchy

Fair value is defined in ASC 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurements are to be considered from the perspective of a market participant that holds the assets or owes the liability.  ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Financial Instruments Measured at Fair Value on a Recurring Basis

ASC 820 requires disclosure of the level within the fair value hierarchy used by the Company to value financial assets and liabilities that are measured at fair value on a recurring basis. At September 30, 2009 the Company had outstanding warrants to purchase common shares of our stock that are classified as warrant derivative liabilities with a fair value of $33,000.  The warrants are valued using Level 3 inputs because there are significant unobservable inputs associated with them.

The following table reconciles the warrant derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009:

Balance at January 1, 2009	$41,000
Gain on change in fair value included in other expense (income)	(8,000)
Balance at September 30, 2009	$33,000

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

9. Litigation

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

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Subsequent Events

Subsequent event evaluation date

The Company has evaluated subsequent events through November 12, 2009, which represents the date the Company’s interim consolidated financial statements were issued, and except as described below, no other events were subject to recognition or disclosure.

Write off of capitalized software

In June 2009, a decision was made by management to suspend further development of the Company’s internal software project, which had been developed from September 2008 through June 2009. On October 5, 2009, management determined that given certain personnel changes, the estimated costs to complete development and maintain this new software far outweighed the potential benefit that would be received, and the project was scrapped.  As such, the Company has written off previously capitalized software costs related to the development of this software of approximately $473,000 during the quarter ended September 30, 2009 as this is considered to be a recognized subsequent event per guidance in ASC 855-10, “Subsequent Events” (See Note 3).

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

OVERVIEW

Our Business

We design, develop, and market internet security appliances and services to small, medium and enterprise class customers (SME’s). These solutions enable our customers to manage their employee usage policy across multiple messaging protocols, which include internet access, e-mail, and instant messaging. These solutions are delivered in a suite of appliances, which scale to meet the needs of any size organization.

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

Our Financial Results

We reported revenues of $4.5 million for the three months ended September 30, 2009, compared to $4.4 million in the same period in 2008, an increase of 1.5% resulting from our marketing efforts and our continued effort to upsell our current customers.  Net income for the three months ended September 30, 2009 was $117,000 compared to a net loss of $504,000 for the same period in 2008.  This improvement of $621,000 was despite the write off of $473,000 of previously capitalized software costs (see note 3 of the accompanying financial statements).  Net basic and diluted income per share for the three months ended September 30, 2009 was $0.01 compared to a loss per share of $0.03 for the three months ended September 30, 2009.  The increase was primarily attributable to decreased marketing and general and administrative expenses, as well as a credit for stock based compensation expense.

Net cash used in operations was $0.1 million and $1.9 million for the nine months ended September 30, 2009 and 2008, respectively. The net decrease in use of cash was due primarily to significant decreases to our operating expenses and changes in our operating asset and liability accounts.

On February 27, 2009, we amended our line of credit agreement with SVB which was established on May 15, 2007. See section below titled “Credit Facilities” for the terms of the original and amended agreement with SVB. The outstanding balance on the line of credit with SVB was $1.4 million as of September 30, 2009.

We also amended our Loan Agreement with PFG on February 27, 2009, which was established on July 23, 2008. See section below titled “Credit Facilities” for the terms of the original and amended agreement with PFG. The outstanding balance on the line of credit with PFG was $0.8 million as of September 30, 2009.

During the quarter ended September 30, 2009, we continued to invest in product development. Our efforts have been directed toward new feature enhancements as well as the continual improvement of our secure content management appliances and system protection products. Our development efforts were primarily focused on delivering additional security features for our product lines while employing a cost-reduction strategy.

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

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” located within our 10-K filed on March 11, 2009 for the year ended December 31, 2008 for further discussion of our  “Summary of Significant Accounting Policies and Estimates”. There have been no material changes to these accounting policies during the three months ended September 30, 2009.

Results of Operations

Comparisons of the Three Months Ended September 30, 2009 and 2008 (in thousands, except percentages)

Revenues
	For the
	Three Months Ended
	September 30,
	2009	2008	% Change
Total revenues	$4,493	$4,427	1.5%

Revenues increased $66,000 for the three months ended September 30, 2009, compared to the same period in 2008 as a result of an increase of $96,000 in subscription revenues, offset by a decrease of $31,000 in appliance revenues.

Subscription Revenues
	For the
	Three Months Ended
	September 30,
	2009	2008	% Change
Subscription revenues	$3,615	$3,519	2.7%

As a percentage of total revenues	80.5%	79.5%

For the third quarter of 2009, our subscription revenues increased approximately $96,000 compared to the third quarter of 2008 due to increases in our customer base. The subscription renewal rates for our products traditionally range from 75% to 95%.

Appliance Revenues
	For the
	Three Months Ended
	September 30,
	2009	2008	% Change
Appliance revenues	$875	$906	(3.4)%

As a percentage of total revenues	19.5%	20.5%

For the three months ended September 30, 2009, appliance revenues decreased approximately $31,000 compared with the respective period in 2008. Total units shipped for the three months ended September 30, 2009 were 439 compared with 652 for the same period in 2008.

Cost of Revenues
	For the
	Three Months Ended
	September 30,
	2009	2008	% Change
Total cost of revenues	$1,155	$1,157	(0.2)%

Gross margin percentage	74.3%	73.9%

Cost of revenues consist primarily of the cost of contract manufactured hardware, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Cost of revenues was basically unchanged for the three months ended September 30, 2009 and 2008. See the discussion of changes in the cost of subscription and appliance revenues below.

Cost of Subscription Revenues
	For the
	Three Months Ended
	September 30,
	2009	2008	% Change
Cost of subscription revenues	$552	$545	1.3%

Gross margin percentage	84.7%	84.5%

The cost of subscription revenues includes the technical operations group that maintains the various databases and the technical support group.

Cost of Appliance Revenues
	For the
	Three Months Ended
	September 30,
	2009	2008	% Change
Cost of appliance revenues	$594	$612	(2.9)%

Gross margin percentage	32.1%	32.5%

The cost of appliance revenues, which includes contract manufactured equipment, packaging and freight, decreased $18,000 for the three months ended September 30, 2009 compared to the same period in 2008. Gross margin remained relatively the same for the period mentioned above as a result of the higher selling price of our h-series appliances and a noticeable shift as a result of our marketing and sales efforts in customer demand toward the higher-end models during the three months ended September 30, 2009.

Sales and Marketing Expense
	For the
	Three Months Ended
	September 30,
	2009	2008	% Change
Sales and marketing expense	$1,474	$1,828	(19.4)%

As a percentage of total revenues	32.8%	41.3%

Sales and marketing expense consists primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the three months ended September 30, 2009, sales and marketing expense decreased 19.4%, or $354,000, over the same period in 2008 mainly attributable to our successful cost reduction efforts.

Research and Development Expense
	For the
	Three Months Ended
	September 30,
	2009	2008	% Change
Research and development expense	$724	$629	15.1%

As a percentage of total revenues	16.1%	14.2%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The increase of $95,000 for the third quarter of 2009 compared to the same period in 2008 was primarily the result of a net increase in compensation costs.  Management believes that a significant investment in research and development is required to remain competitive and we expect to continue to invest in research and development activities.

We anticipate research and development expenses to continue to increase as we extend the core functionality and features within our products.

General and Administrative Expense
	For the
	Three Months Ended
	September 30,
	2009	2008	% Change
General and administrative expense	$462	$1,322	(65.1)%

As a percentage of total revenues	10.3%	29.9%

General and administrative expenses, which consist primarily of salaries and related benefits, and fees for professional services, such as legal and accounting services, decreased $860,000 for the quarter ended September 30, 2009, compared to the same period in 2008.  The most significant decreases during the third quarter of 2009 included decreases in stock based compensation expenses of $0.5 million and decreases to compensation and consulting expenses of $0.3 million.

Write-off of Capitalized Software
	For the
	Three Months Ended
	September 30,
	2009	2008	% Change
Write-off of capitalized software	$473	$0	100.0%

As a percentage of total revenues	10.5%	0.0%

In accordance with ASC 350-40-25-2, “Intangibles-Goodwill and Other – Internal Use Software”(formerly Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”), the Company capitalized internal software development costs, which included certain payroll and payroll related costs for employees and contracting costs for software contractors who were directly associated with the development phase of the internal-use software from September 2008 through June 2009.  In June 2009, a decision to suspend further development of this software was made by management. On October 5, 2009, management determined that given certain personnel changes, the estimated costs to complete development and maintain this new software far outweighed the potential benefit that would be received, and the project was scrapped.  As such, the Company has written off previously capitalized software costs related to the development of this software of approximately $473,000 during the quarter ended September 30, 2009.

Interest and Other Income, Net
	For the
	Three Months Ended
	September 30,
	2009	2008	% Change
Interest and other income, net	$88	$239	(63.2)%

As a percentage of total revenues	2.0%	5.4%

Interest and other income, net, includes interest expense, interest income, and other income. The decrease for the three months ended September 30, 2009 over the same period in 2008 was the result of a decrease in interest expense related to short-term borrowings and a decrease in settlement of trade payables.

Gain on Sale of Assets
	For the
	Three Months Ended
	September 30,
	2009	2008	% Change
Gain on sale of assets	$0.0	$244	(100.0)%

As a percentage of total revenues	0.0%	5.5%

The gain for the three months ended September 30, 2008 consisted of a gain from the excess renewal fees and from the release of the first half of funds from an indemnification in connection with the sales of certain product line assets in January 2007.

Comparisons of the Nine Months Ended September 30, 2009 and 2008 (in thousands, except percentages)

Revenues
	For the
	Nine Months Ended
	September 30,
	2009	2008	% Change
Total revenues	$13,696	$12,936	5.9%

Revenues increased $760,000 for the nine months ended September 30, 2009, compared to the same period in 2008 as a result of increases of $746,000 in subscription revenues and $23,000 in appliance revenues.

Subscription Revenues
	For the
	Nine Months Ended
	September 30,
	2009	2008	% Change
Subscription revenues	$10,996	$10,250	7.3%

As a percentage of total revenues	80.3%	79.2%

For the nine months ended September 30, 2009, our subscription revenues increased approximately $746,000 compared to the third quarter of 2008 due to increases to our customer base. The subscription renewal rates for our products traditionally range from 75% to 95%.

Appliance Revenues
	For the
	Nine Months Ended
	September 30,
	2009	2008	% Change
Appliance revenues	$2,691	$2,668	0.9%

As a percentage of total revenues	19.6%	20.6%

For the nine months ended September 30, 2009, appliance revenues increased approximately $23,000 compared with the respective period in 2008. Total units shipped for the nine months ended September 30, 2009 were 1,681 compared with 1,842 for the same period in 2008. Though we shipped out fewer appliance units, the increase in revenue can be attributed to the higher selling price of our h-series appliances and a noticeable shift in customer demand toward the higher-end models during 2009.  We expect appliance revenue to continue to increase in future periods due to the increased efforts of our sales team to upsell our customers these appliances, which are designed to enhance the iPrism web filtering capabilities.

Cost of Revenues
	For the
	Nine Months Ended
	September 30,
	2009	2008	% Change
Total cost of revenues	$3,512	$3,511	0.0%

Gross margin percentage	74.4%	72.9%

Cost of revenues consists primarily of the cost of contract manufactured hardware, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Cost of revenues was basically unchanged for the nine months ended September 30, 2009 and 2008. See the discussion of changes in the cost of subscription and appliance revenues below.

Cost of Subscription Revenues
	For the
	Nine Months Ended
	September 30,
	2009	2008	% Change
Cost of subscription revenues	$1,675	$1,658	1.0%

Gross margin percentage	84.8%	83.8%

The cost of subscription revenues which includes the technical operations group that maintains the various databases and the technical support group basically remained unchanged for the nine months ended September 30, 2009 compared to the same period in 2008.

Cost of Appliance Revenues
	For the
	Nine Months Ended
	September 30,
	2009	2008	% Change
Cost of appliance revenues	$1,826	$1,848	(1.2)%

Gross margin percentage	32.1%	30.7%

The cost of appliance revenues, which includes contract manufactured equipment, packaging and freight, decreased $22,000 for the nine months ended September 30, 2009 compared to the same period in 2008. Gross margin increased for the period mentioned above as a result of the higher selling price of our h-series appliances and a noticeable shift as a result of our marketing and sales efforts in customer demand toward the higher-end models during the nine months ended September 30, 2009.

Sales and Marketing Expense
	For the
	Nine Months Ended
	September 30,
	2009	2008	% Change
Sales and marketing expense	$4,715	$5,709	(17.4)%

As a percentage of total revenues	34.4%	44.1%

Sales and marketing expense consists primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the nine months ended September 30, 2009, sales and marketing expense decreased 17.4%, or $994,000, over the same period in 2008 mainly attributable to our successful cost reduction efforts.

Research and Development Expense
	For the
	Nine Months Ended
	September 30,
	2009	2008	% Change
Research and development expense	$2,629	$2,128	23.5%

As a percentage of total revenues	19.2%	16.5%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The increase of $501,000 for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily the result of a net increase in compensation costs.  Management believes that a significant investment in research and development is required to remain competitive and we expect to continue to invest in research and development activities.

We anticipate research and development expenses to continue to increase as we extend the core functionality and features within our products.

General and Administrative Expense
	For the
	Nine Months Ended
	September 30,
	2009	2008	% Change
General and administrative expense	$2,709	$3,897	(30.5)%

As a percentage of total revenues	19.8%	30.1%

General and administrative expenses, which consist primarily of salaries and related benefits, and fees for professional services, such as legal and accounting services, decreased $1.2 million for the nine months ended September 30, 2009, compared to the same period in 2008. The most significant decreases during the nine months ended September 30, 2009 included decreases in compensation and consulting expenses of $0.7 million, lease and rent expenses of $0.2 million, and stock based compensation expenses of $0.2 million.

Write-off of Capitalized Software
	For the
	Nine Months Ended
	September 30,
	2009	2008	% Change
Write-off of capitalized software	$473	$0	100.0%

As a percentage of total revenues	3.5%	0.0%

In accordance with ASC 350-40-25-2, “Intangibles-Goodwill and Other – Internal Use Software”(formerly Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”), the Company capitalized internal software development costs, which included certain payroll and payroll related costs for employees and contracting costs for software contractors who were directly associated with the development phase of the internal-use software from September 2008 through June 2009.  In June 2009, a decision to suspend further development of this software was made by management. On October 5, 2009, management determined that given certain personnel changes, the estimated costs to complete development and maintain this new software far outweighed the potential benefit that would be received, and the project was scrapped.  As such, the Company has written off previously capitalized software costs related to the development of this software of approximately $473,000 during the quarter ended September 30, 2009.

Interest and Other Income, Net
	For the
	Nine Months Ended
	September 30,
	2009	2008	% Change
Interest and other income, net	$221	$95	132.6%

As a percentage of total revenues	1.6%	0.7%

Interest and other income, net, includes interest expense, interest income, and other income. The decrease for the nine months ended September 30, 2009 over the same period in 2008 was the result of an increase in interest expense related to short-term borrowings and a gain on the change in fair value of the warrant derivative liability offset by a decrease in settlement of trade payables.

Gain on Sale of Assets
	For the
	Nine Months Ended
	September 30,
	2009	2008	% Change
Gain on sale of assets	$0.0	$564	(100.0)%

As a percentage of total revenues	0.0%	4.4%

The gain for the nine months ended September 30, 2008 consisted of a gain from the excess renewal fees and from the release of the first half of funds from an indemnification in connection with the sales of certain product line assets in January 2007.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements” (ASU 2009-14).  ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating the impact, if any, of adopting ASU 2009-14 will have on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”).  ASU 2009-13 establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact, if any, of adopting ASU 2009-13 will have on our consolidated financial statements.

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

Net cash used in operations was $100,000 and $1.9 million for the nine months ended September 30, 2009 and 2008, respectively. The net decrease in use of cash was due primarily to significant decreases to our operating expenses and changes in our operating asset and liability accounts.

For the nine months ended September 30, 2009, cash used in investing activities was $75,000 for purchases of fixed assets.  Cash provided by investing activities for the respective period in 2008 totaled $563,000 and represented amounts received pursuant to previous sales of two product lines.

Cash flows used by financing activities for the three quarters of 2009 was $455,000, mainly the result of paying down the balance on our line of credit with SVB and a decrease in the drawing of our line of credit.  For the same period in 2008 financing activities provided cash of $793,000 primarily a result of drawing on our line of credit.  The outstanding balance of short term borrowings under credit facilities described below was $2.1 million as of September 30, 2009 compared to $2.5 million as of September 30, 2008.  The total amount available under our credit facilities was $700,000 at September 30, 2009.

As a result of the foregoing, the net decrease in cash and cash equivalents was $630,000 for the nine months ended September 30, 2009 as compared to a net decrease of approximately $575,000 for the comparable period in 2008.

Credit Facilities

Silicon Valley Bank

On May 15, 2007, the Company entered into a Loan Agreement with SVB which provides for a credit facility not to exceed $2.0 million, subject to a borrowing base formula, as described below. The SVB Loan Agreement was amended on February 27, 2009 (the “Loan Amendment”). Pursuant to the terms of the Loan Amendment, among other things, SVB (i) decreased the interest rate on the revolving line of credit to 3.50% over the greater of the prime rate or 7.5% (from 3% over the greater of the prime rate or 10.5%), (ii) modified the tangible net worth covenant to no less than negative seventeen million dollars ($17,000,000) at all times, increasing quarterly by fifty percent (50%) of net income and monthly by fifty percent (50%) of issuances of equity after January 31, 2009 and the principal amount of subordinated debt received after January 31, 2009, (iii) modified the borrowing base to seventy percent (70%) of eligible accounts and the lesser of sixty percent (60%) of advanced billing accounts or six hundred thousand dollars ($600,000) as determined by SVB; provided, however, that SVB may, with notice to the Company, decrease the foregoing percentage in its good faith business judgment based on events, conditions, contingencies, or risks which, as determined by SVB, may adversely affect collateral, and (iv) extended the revolving line maturity date to May 15, 2010. At September 30, 2009, total availability under the SVB Loan Agreement was $1.5 million, of which $1.4 million was outstanding, and the applicable interest rate was 7.5% at September 30, 2009. The Company was in compliance with the above stated covenants and restrictions. The obligations under the SVB Loan Agreement are secured by substantially all of St. Bernard’s assets.

In connection with the execution of a previous SVB Loan Amendment dated January 25, 2008, St. Bernard issued warrants to SVB which allows SVB to purchase up to 140,350 shares of our common stock at an exercise price of $0.57 per share. The warrants expire on the seventh anniversary of their issue date. We recorded deferred debt issuance costs in the amount of $58,000, based on the estimated fair value allocated to the warrants using the following assumptions; 75.35% volatility, risk free interest rate of 3.61%, an expected life of seven years and no dividends.  Amortization of the debt issuance costs, including amounts recorded as a debt discount for warrants previously issued for the three and nine months ended September 30, 2009, which is being recorded as interest expense, was approximately $23,000 and $68,000, respectively. Furthermore, St. Bernard agreed to grant SVB certain piggyback registration rights with respect to the shares of common stock underlying the warrants.

Partners for Growth II, LP

On July 21, 2008, the Company entered into a Loan Agreement with PFG (the “PFG Loan Agreement”), which became effective on July 23, 2008 and which provides for a credit facility not to exceed $1.5 million, subject to a borrowing base formula. The PFG Loan Agreement was subsequently amended on February 27, 2009.  The annual interest rate on the PFG Loan is set at the Prime Rate, quoted by SVB as its Prime Rate from time to time, plus 3% (the “Applicable Rate”).  At September 30, 2009, the effective interest rate was 7%. The PFG Loan Agreement will terminate on July 20, 2010, on which date all principal, interest and other outstanding monetary obligations must be repaid to PFG. The obligations under the PFG Loan Agreement are secured by a security interest in collateral comprised of substantially all of St. Bernard’s assets, subordinated to the SVB Loan Agreement.

The PFG Loan Agreement contains affirmative, negative and financial covenants customary for credit facilities of this type, including, among other things, limitations on indebtedness, liens, sales of assets, mergers, investments, and dividends.  The PFG Loan Agreement also requires that St. Bernard maintain a Modified Net Income (as defined in the PFG Loan Agreement) greater than zero. PFG eliminated the Modified Net Income covenant for the reporting periods ending February 28, 2009 and March 31, 2009. The PFG Loan Agreement contains events of default customary for credit facilities of this type (with customary grace or cure periods, as applicable) and provides that upon the occurrence and during the continuance of an event of default, among other things, the interest rate on all borrowings will be increased, the payment of all borrowings may be accelerated, PFG’s commitments may be terminated and PFG shall be entitled to exercise all of its rights and remedies, including remedies against collateral.  At September 30, 2009, the Company was in compliance with the above stated covenants.

In connection with the execution of the PFG Loan Agreement, St. Bernard received approximately $1,000 from PFG, and as a result, issued a warrant to PFG on July 21, 2008 (the “Warrant”), which allows PFG to purchase up to 450,000 shares of St. Bernard common stock at an exercise price equal to $0.46 per share. The Warrant expires on July 20, 2013.  The Company recorded deferred debt issuance costs in the amount of $125,000, based on the estimated fair value allocated to the warrants using the following assumptions; 69.07% volatility, risk free interest rate of 4.09%, an expected life of five years and no dividends. Amortization of the debt issuance costs for the three and nine months ended September 30, 2009, which is being recorded as interest expense, was approximately $16,000 and $47,000, respectively.  As of September 30, 2009, total availability under the PFG Loan Agreement was $1.3 million, of which $750,000 was outstanding.

Liquidity

As of September 30, 2009, the Company had approximately $1.4 million in cash and cash equivalents and a working capital deficit of $9.9 million.  Approximately $10.1 million of our current liability balance at September 30, 2009 consisted of deferred revenues, which represents amounts that are expected to be amortized into revenue as they are earned in future periods.  For the three and nine months ended September 30, 2009, the Company achieved net income of $117,000 and incurred net loss of $568,000, respectively, and through September 30, 2009 recorded a cumulative net loss of $49.9 million.  For the nine months ended September 30, 2009 cash used in operating activities was $100,000.

In an effort to achieve profitability, the Company has made and continues to make substantial changes to the cost structure of its business. These changes include the closure of its sales and marketing offices in Europe and Australia, reducing headcount to be in line with the current size of its business, renegotiating vendor contracts, and refocusing its marketing strategy around its core business. During February 2009, the Company also extended to May 15, 2010 the maturity date of the Loan and Security Agreement (the “SVB Loan Agreement”) with Silicon Valley Bank (“SVB”) and also negotiated a significant reduction in the interest rate. At September 30, 2009, total availability under the SVB Loan Agreement was $1.5 million, of which $1.4 million was outstanding, and the applicable interest rate was 7.5%.  In addition, the Company has a loan agreement with Partners for Growth (“PFG”) under which there is borrowing availability of approximately $600,000 as of September 30, 2009 (See Note 4).

The Company believes that its existing cash resources, combined with projected collections on billings, reduced expenditures based on implemented cost reductions, and borrowing availability under existing credit facilities, will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected revenue will be achieved or the improvement in operating results will occur. In the event cash flow from operations is not sufficient, the Company may require additional sources of financing in order to maintain its current operations. These additional sources of financing may include public or private offerings of equity or debt securities. In the current capital environment, no assurance can be given that additional sources of financing will be available on acceptable terms, on a timely basis, or at all.

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

10.15*
Consulting Agreement between St. Bernard Software, Inc. and Softworks Group Pty Ltd executed August 11, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2009).

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

ST. BERNARD SOFTWARE, INC.

Dated: November 12, 2009	By:	/s/ Louis E. Ryan
Louis E. Ryan Chief Executive Officer and Chairman of the Board of Directors