Form 10-K
period 2009-12-31
ST. BERNARD SOFTWARE, INC.
filed 2010-03-26
CIK 1288496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files). YES ☐    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of June 30, 2009 was $3,264,567, based on the last reported sale of $0.22 per share on June 30, 2009.

As of March 25, 2010, a total of 13,391,439 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Refer to Exhibits set forth in Item 15 of this Form 10-K.  Refer to Items 10, 11, 12, 13, and 14 of this Form 10-K for information incorporated by reference to the registrant’s proxy statement for its 2010 annual stockholders’ meeting.

ST. BERNARD SOFTWARE, INC.

ANNUAL REPORT ON FORM 10-K FOR
THE FISCAL YEAR ENDED DECEMBER 31, 2009

PART I

Item 1.	Business

St. Bernard Software, Inc., a Delaware corporation (“we,” “us,”  “our,” the “Company,” or “St. Bernard”) is a software development company that designs, develops, and markets Secure Web Gateway (“SWG”) appliances and services that help IT professionals to effectively manage their enterprise’s Internet-based resources. Incorporated in 1986, the Company has evolved to become a well recognized leader in the SWG market with its iPrism Web Filter. With millions of end users worldwide in approximately 6,000 enterprises, educational institutions, small and medium businesses and government agencies, the Company strives to deliver simple, high performance solutions that offer excellent value to our customers.

Customers can purchase our solutions directly from us, through our 1-tier and 2-tier reseller network, and through original equipment manufacturers (“OEMs”). Appliance purchases typically consist of an initial hardware purchase and maintenance subscription. Our primary customers are IT managers, directors, and administrators.

Our iPrism Secure Web Gateway solutions allow organizations to:

●	enforce Internet acceptable use and security policies

●	mitigate the risks of legal liability, security breaches, erosion of network resources and productivity loss

●	manage the use of non-Web Internet traffic, such as peer-to-peer communications and instant messaging

●	prevent Internet-based threats such as malware and spyware

●	comply with industry regulations

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

The Company’s URL database, known as iGuard, is one-hundred percent human-reviewed. This means that, in our opinion, each site rated by iGuard has a higher degree of accuracy when compared to heuristic analysis or blended classification technologies, resulting in better enforcement of an organization’s acceptable use policy and increased ability to mitigate risks

The Company derives the majority of its revenue from our Secure Web Gateway offerings and expects that a majority of our revenues will continue to come from these products for several years.

iPrism is offered in five different models which vary by technical specification thereby delivering incremental degrees of performance, storage, throughput, and component redundancy.  All models run the same software, both application and operating system, and receive common iGuard data updates. Models offer different hardware features by design. Each appliance offers support for faster Internet speeds and more features as one progresses up the product line. The 10h is our entry-level iPrism appliance and supports 10 Mbps throughput. Our 20h appliance supports 20 Mbps plus offers a failover capability. Our 30h appliance support 30 Mbps, offers a full 1U chassis with RAID array storage and dual power. Our 50h supports Internet speeds of 50 Mbps in addition to the features of the 30h. Finally, our 100h supports speeds in excess of 100 Mbps and offers more storage capacity. Our h-series has replaced our older M-Series appliances which continue to be supported and can accept the latest software releases. As the iPrism appliances are designed to work together, concurrent box deployments enable scaling in larger networks and can also be deployed in a redundant fashion. All boxes can be centrally, remotely, or locally managed.

To support dynamic deployments of large enterprises and diverse locales, St. Bernard offers consolidation of reporting data in an appliance solution. This appliance is the iPrism Enterprise Reporting Server (“ERS”). The ERS is a non-filtering appliance that enables organizations to aggregate user activity reporting and archiving across multiple iPrism appliance deployments in one centrally managed reporting solution. In a typical deployment, a customer will deploy two or more iPrism filtering appliances in one or more locations and use the ERS to aggregate filtering activity data into an enterprise-wide view.

The OEM Software Development Kit (“SDK”) allows OEM partners the ability to leverage the Web filtering database, iGuard, by integrating the iGuard OEM SDK into their solutions. The SDK provides these partners a way to categorize Web content so that they can offer to their customer acceptable Internet use policy enforcement. These partners (like iPrism customers) receive regular updates of the iGuard database for use by the SDK. These updates are delivered via the Internet by way of St. Bernard data centers.

ePrism – Dedicated Email Filtering Appliance

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

Marketing, Sales and Distribution

St. Bernard sells and markets its products and related services both directly to end-users and through a variety of indirect sales channels, which include value-added resellers (“VARs”), distributors, system integrators (“SIs”) and OEMs.

Direct Sales to End-Users, and VARs.  St. Bernard’s direct sales team sells products and software subscription services primarily in North America. Many of St. Bernard’s products involve a consultative, solution-oriented telesales model that uses the collaboration of technical and sales personnel to demonstrate how our solutions fit specific customer requirements. St. Bernard focuses its initial sales effort on network administrators and IT department personnel who are responsible for a customer’s IT initiatives and data center management. St. Bernard complements its direct sales efforts with indirect sales channels such as resellers, VARs and distributors. The Company will continue to invest in programs that train and enable its channel partners to market its technologies. St. Bernard provides its products to its channel partners and customers under non-exclusive reseller license agreements, including shrink-wrap or click-wrap licenses for some products, without transferring title of its software products.

SIs  and Managed Services Providers.  St. Bernard collaborates with SIs, who may refer its customers to St. Bernard, utilize St. Bernard as a subcontractor in some situations, build standard and customized solutions with their products, or use products to deliver hosted services as well as outsourced services. SIs use St. Bernard’s products and services in conjunction with optimizing their client’s investment in transactional applications and related hardware.  Some SIs are authorized resellers of our products and some use St. Bernard products and services to deliver consultative services or managed services to their customers. Under these arrangements, SIs and managed services providers are not obligated to use or sell St. Bernard’s products or services. In general, St. Bernard receives a fee for each sublicense of its products granted by its partners. In some cases, we grant rights to distribute promotional versions of our products, which have limited functionality or limited use periods, on a non-fee basis. St. Bernard enters into both object-code only licenses and, when appropriate, source-code licenses of its products. St. Bernard does not transfer title of software products to its customers or to SIs.

OEMs.  Another important element of our sales and marketing strategy involves strategic relationships with OEM partners. These OEM partners may incorporate St. Bernard’s products into their products, bundle our products with their products, endorse St. Bernard’s products in the marketplace or serve as authorized resellers of our products. In general, the OEM partners are not obligated to sell St. Bernard’s products or services under these arrangements and are not obligated to continue to include its products in future versions of their products.

Marketing.  Our marketing initiatives are designed to increase recognition of St. Bernard as a leading provider of Secure Web Gateway solutions; increase awareness of the potential risks associated with unmanaged use of corporate computing resources; and to generate qualified sales leads for our direct sales team and channel partners. Marketing efforts are created through multiple media and venues.  Typical efforts include public and analyst relations, online search, online and print advertising, third party promotions, email campaigns, events and tradeshows.  Paid media are selected which target technical business buyers with little reliance on broader non-trade media.

Software as a Service (“SaaS”) and Deferred Revenue

A typical sale of a St. Bernard product consists of a software license or an appliance accompanied by a subscription component. The subscription component includes traditional maintenance support (telephone support and product upgrades) as well as database updates, as frequent as hourly. The subscription component percentage of the original sale varies from 25% to 100% depending on the product line. The subscriptions are generally available for one to four years. Renewal of the subscriptions is an important and growing part of St. Bernard’s business.  St. Bernard currently enjoys renewal rates of 75% to 85%, depending on the product line, which results in recurring revenues. Even though the full payment for a subscription or renewal, as the case may be, is generally received at the time of renewal, the revenue is recognized over the subscription or renewal period resulting in deferred revenue on the balance sheet. Deferred revenue was approximately $17.9 million and $17.6 million at December 31, 2009 and 2008, respectively. Deferred revenue represents subscription and product maintenance orders for St. Bernard’s software products that have been billed to and paid by its customers and for which revenue will generally be earned within the next few years. Deferred revenue also includes subscription and maintenance orders that have not been paid by St. Bernard’s customers, which are included in accounts receivable, and that do not otherwise satisfy its revenue recognition criteria.

Subscription and product maintenance revenue recognized was approximately $14.6 million and $13.9 million for the years ended December 31, 2009 and 2008, respectively. Subscription and maintenance are generally recognized over the subscription and maintenance period of twelve to forty-eight months.

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

Customers

St. Bernard’s products and services are used by a diverse range of customers including large corporations, small and medium-sized businesses, governmental entities, and educational institutions.  As of December 31, 2009, St. Bernard had approximately 6,000 customers. For the years ended December 31, 2009 and 2008, no single end-user customer or distributor accounted for more than 10% of St. Bernard’s net revenue.

Competition

Our current primary competitors can be divided into two categories and include:

●	Web filtering/secure content management appliances and software – Websense, Bluecoat, McAfee, Inc., Symantec Corporation, Fortinet, Sonicwall, Trend Micro, Cisco Systems, Barracuda Networks, and M86
●	Secure content management services (SCMs) – Symantec, McAfee and MX Logic

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

Material Supplier

St. Bernard’s iPrism products have historically been sold with computer hardware appliances designed and manufactured by one vendor, located in the United States. This vendor represented 84.0% and 88.5%, respectively, of our appliance cost of sales in 2009 and 2008.  This vendor accounted for approximately $4.0 million (35.2%) and $4.7 million (37.1%) of the Company’s total purchases during 2009 and 2008, respectively.  At December 31, 2009 and 2008, the amount payable to this vendor was approximately $73,000 and $118,000, respectively. If this vendor unexpectedly stopped supplying the appliances, St. Bernard could experience an interruption in its ability to supply customers with the iPrism product.

Research and Development

St. Bernard’s research and development efforts have been directed toward new feature enhancements in parallel to continual improvement of its secure web gateway appliances. During 2009, the company’s development efforts were primarily focused on delivering additional security features for core product lines while employing a cost-reduction strategy. St. Bernard’s recent major research and development initiatives include a new iPrism release.  St. Bernard has successfully launched major product versions and upgrades in 2009. The product releases include new features (such as support for Cisco’s WCCP 2.0 and Microsoft’s Active Directory 2008) and a new iPrism User Interface.

Intellectual Property

Protective Measures

St. Bernard regards some of the features of its internal operations, software and documentation as proprietary and relies on copyright, trademark and trade secret laws, confidentiality procedures, contractual and other measures to protect its proprietary information. St. Bernard’s intellectual property is an important and valuable asset that helps enable us to gain recognition for its products, services and technology and enhance its competitive position. St. Bernard’s intellectual property is further protected by using encryption security and product activation keys.

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

Employees

As of December 31, 2009, St. Bernard had 81 employees, including 30 employees in technical operations, 32 in sales and marketing, and 19 in general and administrative services. St. Bernard has not entered into any collective bargaining agreements with its employees and believes that relations with its employees are good. St. Bernard believes that its future success will depend in part upon the continued service of its key employees and on its continued ability to hire and retain qualified personnel.

Item 1A.	Risk Factors

Because we derive a majority of our revenues from sales of a few product lines, any decline in demand for these products could severely harm our ability to generate revenue and our results of operations.

We derive a majority of our revenues from a small number of software products, which includes iPrism and related subscription and maintenance services. In particular, our future success depends in part on achieving substantial revenue from customer renewals for subscriptions. Our customers have no obligation to renew their subscriptions upon expiration. If our products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price and performance to competing products, our growth will be limited. Subscriptions typically have durations of 12 to 48 months. As a result, a majority of the revenue we report in each quarter is the recognition of previously deferred revenue from subscription agreements entered into and paid for during previous quarters. Because of this financial model, the revenue we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of our products. We are particularly vulnerable to fluctuations in demand for these products, whether as a result of competition, product obsolescence, technological change, budget constraints of our potential customers, or other factors. If revenue derived from these software products were to decline significantly, including customers not renewing subscriptions, our business and operating results would be adversely affected.

General economic conditions and a continued slowdown in the U.S. economy could adversely affect the spending for our products.

If general economic conditions in the U.S. economy continue to slow, customers may reduce spending for our products.  This reduced spending by our consumers could result in reductions in sales of our products, longer sales cycles, and an increased concentration on price competitiveness. As a result, we may experience a delay in the payment of our customers’ obligations to us, which would increase our credit risk exposure and cause a decrease in operating cash flows. Also, if our resellers experience excessive financial difficulties and/or insolvency, and we are unable to successfully transition end users to purchase our product from other resellers or directly from us, our sales could decline significantly. Any of the events listed above could have a material adverse effect on the Company's business, financial condition and results of operations

We have a history of losses and there can be no assurances that we will become profitable or maintain positive cash flow, and we may need additional sources of funding.

We have a history of losses and have not been able to achieve profitability. Our cumulative net loss was approximately $ 49.7 million and $49.5 million as of December 31, 2009 and 2008, respectively. As a result of significant changes to the cost structure of our business and focusing our marketing strategy around our core business, we generated positive cash flows for the year ended December 31, 2009.  If we are not able to achieve profitability and maintain positive cash flows, we may be required to look for additional sources of financing.

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

Direct Sales. A significant portion of our revenue is derived from sales by our direct sales force to end-users. This sales channel involves a number of special risks, including:

●	longer sales cycles associated with direct sales efforts;

●	difficulty in hiring, training, retaining and motivating a direct sales force; and

●	the requirement of a substantial amount of training for sales representatives to become productive, and training that must be updated to cover new and revised products.

If we are unable to maintain and expand, or enter into new, indirect sales channels relationships our operating results would decline.

Our indirect sales channels accounted for approximately 42.4% and 38.0% of our revenue in 2009 and 2008, respectively. We intend to continue to rely on our indirect sales channels for a significant portion of our revenue. We depend on our indirect sales channels, including value-added resellers, distributors, and providers of managed Internet services, to offer our products to a larger customer base than can be reached through a direct sales effort. None of these parties is obligated to continue selling our products or to make any purchases from us. If they are unsuccessful in their efforts or are unwilling or unable to market and sell our new product offerings, our operating results will suffer. We cannot control the level of effort these parties expend or the extent to which any of them will be successful in marketing and selling our products. Some of our indirect sales channels also market and sell products that compete with our products or may decide to do so in the future. We may not be able to prevent these parties from devoting greater resources to support our competitors’ products and/or eliminating their efforts to sell our products.

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

On May 15, 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) (the “SVB Loan Agreement”) which provides for a credit facility not to exceed $2.0 million, subject to a borrowing base formula. The SVB Loan Agreement was amended on February 27, 2009 (the “SVB Loan Amendment”). Pursuant to the terms of the SVB Loan Amendment, among other things, SVB (i) decreased the interest rate on the revolving line of credit to the greater of 3.50% over the prime rate or 7.5% (from the greater of 3% over the prime rate or 10.5%), (ii) modified the tangible net worth covenant to no less than negative seventeen million dollars ($17,000,000) at all times, increasing quarterly by fifty percent (50%) of net income and monthly by fifty percent (50%) of issuances of equity after January 31, 2009 and the principal amount of subordinated debt received after January 31, 2009, (iii) modified the borrowing base to seventy percent (70%) of eligible accounts and the lesser of sixty percent (60%) of advanced billing accounts or six hundred thousand dollars ($600,000) as determined by SVB; provided, however, that SVB may, with notice to the Company, decrease the foregoing percentage in its good faith business judgment based on events, conditions, contingencies, or risks which, as determined by SVB, may adversely affect collateral, and (iv) extended the revolving line maturity date to May 15, 2010.

In March 2010, the SVB Loan Agreement was amended. Pursuant to the terms of the SVB Loan Amendment, among other things, SVB (i) increased the revolving line balance to $2.3 million (from $2.0 million), (ii) decreased the interest rate on the revolving line of credit to 2.0% (from 3.5%) over the greater of the SVB prime rate or 6.0% (from 7.5%), (iii) modified the tangible net worth covenant to no less than negative eighteen million dollars ($18,000,000) at all times, increasing quarterly by fifty percent (50%) of net income and monthly by fifty percent (50%) of issuances of equity after January 31, 2010 and the principal amount of subordinated debt received after January 31, 2010, (iv) modified the borrowing base to eighty percent (80%) of eligible accounts, and (v) extended the revolving line maturity date to May 15, 2011.  At December 31, 2009, total availability under the SVB Loan Agreement was $2.0 million, of which $1.5 million was outstanding, and the applicable interest rate was 7.5% at December 31, 2009. The Company was in compliance with the above stated covenants and restrictions. The obligations under the SVB Loan Agreement are secured by substantially all of St. Bernard’s assets.

In addition, the Loan Amendment provides for two additional term loan facilities totaling $500,000 that can only be used to repay indebtedness owing from the Company to Partners for Growth.  Term Loan A, in the amount of $300,000, accrues interest at a floating per annum rate equal to the greater of two percentage points (2.00%) above the SVB prime rate or six percent (6.00%).  Term Loan B, in the amount of $200,000, accrues interest at a floating per annum rate equal to the greater of three and one half percentage points (3.50%) above the SVB prime rate or seven and one half percent (7.50%).

On July 21, 2008, the Company entered into a Loan Agreement with Partners for Growth, LP (“PFG”) which became effective on July 23, 2008 and which provides for a credit facility not to exceed $1.5 million, subject to a borrowing base formula (the “PFG Loan Agreement”). The PFG Loan Agreement was subsequently amended on February 27, 2009.  The annual interest rate on the PFG Loan is set at the Prime Rate, quoted by SVB as its Prime Rate, plus 3% (the “Applicable Rate”).  At December 31, 2009, the effective interest rate was 7%. The PFG Loan Agreement will terminate on July 20, 2010, on which date all principal, interest and other outstanding monetary obligations must be repaid to PFG. The obligations under the PFG Loan Agreement are secured by a security interest in collateral comprised of substantially all of St. Bernard’s assets, subordinated to the SVB Loan Agreement.

The PFG Loan Agreement contains affirmative, negative and financial covenants customary for credit facilities of this type, including, among other things, limitations on indebtedness, liens, sales of assets, mergers, investments, and dividends.  The PFG Loan Agreement also requires that St. Bernard maintain a Modified Net Income (as defined in the PFG Loan Agreement) greater than zero. PFG eliminated the Modified Net Income covenant for the reporting periods ending February 28, 2009 and March 31, 2009. The PFG Loan Agreement contains events of default customary for credit facilities of this type (with customary grace or cure periods, as applicable) and provides that upon the occurrence and during the continuance of an event of default, among other things, the interest rate on all borrowings will be increased, the payment of all borrowings may be accelerated, PFG’s commitments may be terminated and PFG shall be entitled to exercise all of its rights and remedies, including remedies against collateral.  At December 31, 2009, the Company was in compliance with the above stated covenants.

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

We expect to continue spending substantial resources on research and development efforts to improve our SWG appliances. To the extent our revenues and borrowing arrangements with SVB and PFG are insufficient to fund our ongoing research and development efforts, we may need to raise additional funding. Other than SVB and PFG, we do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for technology companies. Any additional funding we seek would likely be accomplished through equity or debt financings which would require the consent of SVB and PFG. We may not be able to obtain additional financing on terms that are favorable to us or at all. If we acquire funds by issuing securities, dilution to existing stockholders will result. Our failure to obtain additional funding may require us to delay, reduce the scope of, or eliminate one or more of our current research and development projects.

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

We also face current and potential competition from vendors of operating systems and networking hardware, many of which now, or may in the future, develop and/or bundle security, file backup, patch management or other competitive products with their products. We compete against, and expect increased competition from, anti-virus software developers, traditional network management software developers and Web management service providers. If security or file backup functions become standard features of internet-related hardware or software, the demand for our products will decrease. Furthermore, even if our products provide greater functionality and are more effective than certain other competitive products, potential customers might accept limited functionality as part of an unbundled solution in lieu of purchasing separate products which require more administration. In addition, our own indirect sales channels may decide to develop or sell competing products instead of our products. Many of our potential competitors have substantial competitive advantages, such as:

●	greater name recognition and larger marketing budgets and resources;

●	established marketing relationships and access to larger customer bases; and

●	substantially greater financial, technical and other resources.

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

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, impose various requirements on public companies, including with respect to corporate governance practices. We have incurred, and expect to continue incurring, significant legal, accounting and other expenses to comply with these requirements. In addition, our management and other personnel will need to devote a substantial amount of time to these requirements. If management fails to comply with such regulations, the Company may be subject to public investigations, fines, enforcement actions and other sanctions by regulatory agencies and authorities and, as a result, our stock price could decline in value.

Our products may contain significant errors and failures, which may subject us to liability for damages suffered by end-users.

Software products frequently contain errors or failures, especially when first introduced or when new versions are released. Our end-user customers use our products in applications that are critical to their businesses, including for data protection and recovery, and may have a greater sensitivity to defects in our products than to defects in other, less critical software products. If a customer loses critical data as a result of an error in or failure of our software products or as a result of the customer’s misuse of our software products, the customer could suffer significant damages and seek to recover those damages from us. Although our products generally contain protective provisions limiting our liability, a court could rule that these provisions are unenforceable. If a customer is successful in proving its damages and a court does not enforce our protective provisions, we could be liable for the damages suffered by our customers and other related expenses, which could adversely affect our operating results.

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

On July 9, 2009, an action was filed in the United States District Court for the Southern District of California by Southwest Technology Innovations LLC (the “Plaintiff”) against the Company and Espion International, Inc., Workgroup Solutions, Inc., SonicWall, Inc., Mirapoint Software, Inc., and Proofpoint, Inc., (collectively the “Defendants”).  In this matter, the Plaintiff's claim against the Company is that the ePrism e-mail filter products, which are manufactured by an unrelated third party and sold by the Company, allegedly infringe upon U.S. Patent No. 6,952,719 entitled “Spam Detector Defeating System” which was issued on October 4, 2005. The Plaintiff is seeking a judgment in Plaintiff's favor, injunctive relief, and an award of unspecified damages. The Company is vigorously defending its interests in this matter.

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

The market price of our securities has been and likely will continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

●	announcements of technological innovations or new products or services by our competitors;

●	demand for our products, including fluctuations in subscription renewals;

●	fluctuations in revenue from indirect sales channels;

●	changes in the pricing policies of our competitors; and

●	changes in government regulations.

In addition, the market price of our securities could be subject to wide fluctuations in response to a number of factors, including:

●	announcements of technological innovations or new products or services by us;

●	changes in our pricing policies;

●	quarterly variations in our revenues and operating expenses; and

●	our technological capabilities to accommodate the future growth in our operations or our customers.

Further, the stock market has experienced significant price and volume fluctuations that have particularly affected the market price of the stock of many software and internet-related companies. In some cases, the market price of the stock has been unrelated or disproportionate to the operating performance of these companies. A number of publicly traded software and internet-related companies have current market prices below their initial public offering prices. Market fluctuations such as these may seriously harm the market price of our securities. In the past, securities class action suits have been filed following periods of market volatility in the price of a company’s securities. If such an action were instituted, we would incur substantial costs and a diversion of management attention and resources, which would seriously harm our business, results of operations and financial condition.

The amount of stock held by our executive officers, directors and other affiliates may limit the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our executive officers, directors and affiliates own approximately 32.6% of our voting stock as of December 31, 2009. These stockholders can have a substantial influence on all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in control or discouraging a potential acquirer from attempting to obtain control of the Company, which in turn could have a material adverse effect on the market price of our common stock or prevent stockholders from realizing a premium over the market price for their shares.

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

Available Information

Our internet address is www.stbernard.com. On this website we make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practical after electronically filing such material with or furnishing it to the Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the Company/Investor Relations section of our website under “SEC Filings”. All of our filings with the SEC may also be obtained at the SEC’s Public Reference Room at Room 1580, 100 F Street NE, Washington, DC 20549, as well on the SEC website at www.sec.gov. For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

St. Bernard’s corporate headquarters is located in San Diego, California. It consists of a leased office facility for sales, research and development, and administrative personnel, which measures approximately 56,000 square feet. St. Bernard’s facility is occupied under a lease that expires on December 31, 2010.

Location	Approximate Square Feet	Date Current Lease Expires	Monthly Rent
15015 Avenue of Science
San Diego, CA 92128	56,000	December 31, 2010	$141,000	*

* Includes a common area maintenance charge of approximately $38,000 per month

We believe that our existing facility is well maintained and in good operating condition.  During September 2008 through September 2009, we subleased approximately 30,000 square feet of our unused office space to a company. The proceeds from the sublease were used to offset our monthly facilities rent expense.  The Company is exploring opportunities for additional subtenants or alternate office space.

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

On July 9, 2009, an action was filed in the United States District Court for the Southern District of California by Southwest Technology Innovations LLC (the “Plaintiff”) against the Company and Espion International, Inc., Workgroup Solutions, Inc., SonicWall, Inc., Mirapoint Software, Inc., and Proofpoint, Inc., (collectively the “Defendants”).  In this matter, the Plaintiff's claim against the Company is that the ePrism e-mail filter products, which are manufactured by an unrelated third party and sold by the Company, allegedly infringe upon U.S. Patent No. 6,952,719 entitled “Spam Detector Defeating System” which was issued on October 4, 2005. The Plaintiff is seeking a judgment in Plaintiff's favor, injunctive relief, and an award of unspecified damages. The Company is vigorously defending its interests in this matter.

Item 4.	[Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

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

Fiscal Year 2009	High	Low
Fourth Quarter	$0.30	$0.16
Third Quarter	$0.45	$0.16
Second Quarter	$0.22	$0.12
First Quarter	$0.25	$0.13

Fiscal Year 2008
Fourth Quarter	$0.55	$0.15
Third Quarter	$0.53	$0.36
Second Quarter	$0.60	$0.36
First Quarter	$0.60	$0.50

Stockholders

As of December 31, 2009 and 2008, there were approximately 137 holders and 141 holders of our Common Stock, respectively.

Dividends

No cash dividends have been paid on our Common Stock during our two most recent fiscal years, and St. Bernard does not intend to pay cash dividends on its Common Stock in the immediate future.

Recent Sales of Unregistered Securities

There have not been any recent sales of unregistered securities during the fiscal quarter and year ended December 31, 2009.

Repurchase of Equity Securities

During the fiscal quarter and year ended December 31, 2009, we did not repurchase any shares of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

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

Our Business

We design, develop, and market SWG appliances and services that help IT professionals effectively manage their enterprise’s Internet-based resources. Incorporated in 1986, the Company has evolved to become a well recognized leader in the SWG market with its iPrism Web Filter. With millions of end users worldwide in approximately 6,000 enterprises, educational institutions, small and medium businesses, and government agencies, the Company strives to deliver simple, high performance solutions that offer excellent value to our customers.

Our customers include approximately 6,000 enterprises, educational institutions, SMBs, and government agencies. Customers can purchase our solutions directly from us, through our 1-tier and 2-tier reseller network, and through OEMs. Appliance purchases typically consist of an initial hardware purchase and maintenance subscription. Our primary customers are IT managers, directors, and administrators.

Our Financial Results

We reported revenues of $18.4 million for the year ended December 31, 2009, compared to $18.0 million in the same period in 2008, an increase of 2.1%; a net loss for the year ended December 31, 2009 of $273,000, compared to a net loss of $2.3 million in the same period in 2008; and net basic and diluted loss per share for the year ended December 31, 2009 of $0.02, compared to a net basic and diluted loss per share of $0.16 reported in the same period in 2008. The decrease in the basic and diluted loss per share was primarily attributable to a decrease in operating expenses of approximately $2.1 million for the year ended December 31, 2009 compared to the same period in 2008.

Cash provided by operations was $839,000 and cash used by operations was $494,000 for the years ended December 31, 2009 and 2008, respectively. The net decrease in use of cash was due primarily to lower operating losses and substantial improvements to the cost structure of our business.

In March  2010, we amended our line of credit agreement with SVB which was established on May 15, 2007. See section below titled “Credit Facilities” for the terms of the original and amended agreement with SVB. The outstanding balance on the line of credit with SVB was $1.5 million as of December 31, 2009.

We also amended our Loan Agreement with PFG on February 27, 2009, which was established on July 23, 2008. See section below titled “Credit Facilities” for the terms of the original and amended agreement with PFG. The outstanding balance on the line of credit with PFG was $0.8 million as of December 31, 2009.

During the year ended December 31, 2009, we continued to invest in product development. Our efforts have been directed toward new feature enhancements as well as the continual improvement of our SWG appliances. Our development efforts were primarily focused on delivering additional security features for our product lines while employing a cost-reduction strategy.

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

These policies and estimates and our procedures related to these policies and estimates are described in detail below and under specific areas within the discussion and analysis of our financial condition and results of operations. Please refer to Note 1, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements of St. Bernard for the year ended December 31, 2009 included herein for further discussion of our accounting policies and estimates.

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

Multiple Element Arrangements

We typically enter into arrangements with customers that include database subscriptions, hardware appliances, maintenance and technical support. We make judgments regarding the fair value of each element in the arrangement and generally account for each element separately.

Assuming all other revenue recognition criteria are met, appliance revenue is recognized upon delivery in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-605, “Software – Revenue Recognition – Recognition” (formerly the Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition with Respect to Certain Transactions”). Under ASC 985-605-25, we have established vendor specific objective evidence, or VSOE, on each element of multiple element arrangements using the price charged when the same element is sold separately. Undelivered elements typically include subscription, maintenance and technical support and are recognized ratably over the term.

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

Product Returns and Exchanges

Our subscription arrangements do not typically provide customers a contractual right of return. Some of our sales programs allow customers limited product exchange rights. Management estimates potential future product returns and exchanges and reduces current period product revenue in accordance with FASB ASC 605-15-25, “Revenue Recognition – Products – Recognition”.  The estimate is based on an analysis of historical returns and exchanges. Actual returns may vary from estimates if we experience a change in actual sales, returns or exchange patterns due to unanticipated changes in products, or competitive and economic conditions.

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

Impairment of Goodwill and Long-Lived Assets

In accordance with Statement of FASB ASC 350, “Intangibles-Goodwill and Other”, management tests our goodwill for impairment annually and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

Based upon the result of an impairment test performed during the fourth quarter of 2009, management of the Company has concluded there was no impairment of goodwill at December 31, 2009.

In accordance with FASB ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”, management reviews our long-lived asset groups, including property and equipment and other intangibles, for impairment and whenever events indicate that their carrying amount may not be recoverable. Some of the events that we consider as impairment indicators for our long-lived assets, including goodwill, are:

●	our significant underperformance relative to expected operating results;

●	significant adverse change in legal factors or in the business climate;

●	an adverse action or assessment by a regulator;

●	unanticipated competition;

●	a loss of key personnel;

●	significant decrease in the market value of a long-lived asset; and

●	significant adverse change in the extent or manner in which a long-lived asset is being used or its physical condition.

When management determines that one or more impairment indicators are present for an asset group, we compare the carrying amount of the asset group to net future undiscounted cash flows that the asset group is expected to generate. If the carrying amount of the asset group is greater than the net future undiscounted cash flows that the asset group is expected to generate, we compare the fair value to the book value of the asset group. If the fair value is less than the book value, we would recognize an impairment loss. The impairment loss would be the excess of the carrying amount of the asset group over its fair value. The management of the Company has concluded that there were no impairment indicators relating to long-lived assets as of the end of fiscal years 2009 and 2008.

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

Accounting for Income Taxes

We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This process requires that management estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences identified are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. Management’s judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, its interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or management’s interpretation of tax laws, and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our balance sheet and results of operations. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance if required.  As of December 31, 2009 and 2008, we fully reserved the deferred tax assets resulting in a tax expense of $5,000 and $3,000, respectively. The deferred tax assets include net operating losses and may be subject to significant annual limitation under certain provisions of the Internal Revenue Code of 1986, as amended. Management’s determination of valuation allowance is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income and the relative proportion of revenue and income before taxes in the various domestic and international jurisdictions in which we operate.

The Company adopted the provisions codified in FASB ASC 740-10, “Income Taxes – Overall – Recognition”, during fiscal year 2007. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. The Company did not record any adjustments resulting from the adoption of ASC 740-10.

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

Accounting for Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provisions as codified in FASB ASC 718, “Compensation – Stock Compensation”, using the modified prospective method. Pursuant to this guidance, stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based upon the estimated grant date fair value, as described below.

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

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected life of the stock options granted, the expected stock price volatility factor, and the pre-vesting option forfeiture rate. The fair value of options granted during the years ended December 31, 2009 and 2008 was calculated using the Black-Scholes option pricing model. The Company estimates the expected life of stock options granted based upon management’s consideration of the historical life of the options and the vesting and contractual period of the options granted. The Company estimates the expected volatility factor based on the weighted average of the historical volatility of three publicly traded surrogates of the Company and the Company’s implied volatility from its common stock price. The Company applies its risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The Company has no history or expectation of paying any cash dividends on its common stock.  Forfeitures are estimated based on historical experience.

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

On July 9, 2009, an action was filed in the United States District Court for the Southern District of California by Southwest Technology Innovations LLC (the “Plaintiff”) against the Company and Espion International, Inc., Workgroup Solutions, Inc., SonicWall, Inc., Mirapoint Software, Inc., and Proofpoint, Inc., (collectively the “Defendants”).  In this matter, the Plaintiff's claim against the Company is that the ePrism e-mail filter products, which are manufactured by an unrelated third party and sold by the Company, allegedly infringe upon U.S. Patent No. 6,952,719 entitled “Spam Detector Defeating System” which was issued on October 4, 2005. The Plaintiff is seeking a judgment in Plaintiff's favor, injunctive relief, and an award of unspecified damages. The Company is vigorously defending its interests in this matter.

Results of Operations of St. Bernard

Comparison of Fiscals Years Ended December 31, 2009 and 2008 (in millions, except percentages)

Revenues

	For the Years Ended December 31,
	2009	2008	% Change
Total revenues	$18.4	$18.0	2.1%

Revenues increased $376,000 for the year ended December 31, 2009, compared to the same period in 2008 predominantly as a result of an increase of approximately $643,000 in subscription revenues, offset by a decrease of 261,000 in appliance revenues.

See the discussion of changes in subscription and appliance revenues below.

Subscription Revenues

	For the Years Ended December 31,
	2009	2008	$ Change
Subscription revenues	$14.6	$13.9	4.6%
As a percentage of revenues	79.2%	77.3%

For the year ended December 31, 2009, our subscription revenues increased approximately $643,000 compared to the same period in 2008 due to increases in our customer base, as well as an increase in the average sales price of our typical customer resulting in a greater subscription component. The subscription renewal rates for our products range from 75% to 85%.

Appliance Revenues

	For the Years Ended December 31,
	2009	2008	% Change
Appliance revenues	$3.8	$4.1	(6.4)%
As a percentage of revenues	20.6%	22.5%

For the year ended December 31, 2009, appliance revenues decreased approximately $261,000 compared with the respective period in 2008. Total units shipped for the year ended December 31, 2009 were 2,506 compared with 2,555 for the same period in 2008.

Cost of Revenues

	For the Years Ended December 31,
	2009	2008	% Change
Total cost of revenues	$4.8	$4.9	(2.1)%
Gross margin percent	73.8%	72.7%

Cost of revenues consist primarily of the cost of contract manufactured hardware, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Cost of revenues decreased $105,000 for the year ended December 31, 2009 compared to the same period in 2008. See the discussion of changes in the cost of subscription and appliance revenues below.

Cost of Subscription Revenues

	For the Years Ended December 31,
	2009	2008	% Change
Total cost of subscription revenues	$2.2	$2.2	1.6%
Gross margin percent	84.7%	84.2%

The cost of subscription revenues includes the technical operations group that maintains the various databases and the technical support group.

Cost of Appliance Revenues

	For the Years Ended December 31,
	2009	2008	% Change
Total cost of appliance revenues	$2.6	$2.7	(5.3)%
Gross margin percent	32.2%	33.0%

The cost of appliance revenues, which includes contract manufactured equipment, packaging and freight, decreased $144,000 for the year ended December 31, 2009 compared to the same period in 2008. Gross margin decreased slightly for the period mentioned above as the Company experienced a shift in customer demand towards the higher-end models as a result of our marketing and sales efforts during the year ended December 31, 2009.

Sales and Marketing

	For the Years Ended December 31,
	2009	2008	% Change
Total sales and marketing	$6.4	$7.6	(15.4)%
As a percentage of revenues	34.9%	42.1%

Sales and marketing expense consists primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the year ended December 31, 2009, sales and marketing expense decreased 15.4%, or approximately $1.2 million, over the same period in 2008 mainly attributable to our successful cost reduction efforts.

Research and Development

	For the Years Ended December 31,
	2009	2008	% Change
Total research and development	$3.2	$2.9	10.1%
As a percentage of revenues	17.6%	16.4%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The increase of $298,000 for the year ended December 31, 2009 compared to the same period in 2008 was primarily the result of a net increase in compensation costs.  During 2009, the Company modified its consulting agreement with Softworks Group Pty Ltd.  As a result, the majority of research and development was moved in-house to Company headquarters during the latter half of 2009, eventually leading to the transitioning of 100% of the research and development expenses in-house during 2010. Management believes that a significant investment in research and development is required to remain competitive and we expect to continue to invest in research and development activities.

We anticipate research and development expenses to increase in 2010 compared to 2009, as we continue to extend the core functionality and features within our core products.

General and Administrative

	For the Years Ended December 31,
	2009	2008	% Change
Total general and administrative	$3.5	$5.3	(34.0)%
As a percentage of revenues	19.0%	29.3%

General and administrative expenses, which consist primarily of salaries and related benefits, and fees for professional services, such as legal and accounting services, decreased approximately $1.8 million for the year ended December 31, 2009, compared to the same period in 2008, mainly due to our extensive cost cutting efforts. The most significant decreases during the year ended December 31, 2009 included decreases in compensation and consulting expenses of approximately $1.0 million, stock-based compensation expenses of $305,000, Board of Director expenses of $134,000, and legal expense of $112,000. The decrease in stock-based compensation expenses was mainly attributable to the cancellation of stock options to the Company's former CEO.

Write-off of Capitalized Software

	For the Years Ended December 31,
	2009	2008	% Change
Total write-off of capitalized software	$0.5	$0.0	100.0%
As a percentage of revenues	2.6%	0.0%

Between September 2008 and June 2009, the Company capitalized internal software development costs, which included certain payroll and payroll related costs for employees and contracting costs for software contractors who were directly associated with the development phase of certain internal-use software.  In June 2009, a decision to suspend further development of this software was made by management. On October 5, 2009, management determined that given certain personnel changes, the estimated costs to complete development and maintain this new software far outweighed the potential benefit that would be received, and the project was scrapped.  As such, the Company has written off previously capitalized software costs related to the development of this software of approximately $473,000 during the quarter ended September 30, 2009.

Interest and Other Income, Net

	For the Years Ended December 31,
	2009	2008	% Change
Total interest and other income, net	$0.2	$0.2	19.2%
As a percentage of revenues	1.2%	1.0%

Interest and other income, net, includes interest expense, interest income, and other income.

Gain on Sale of Assets

	For the Years Ended December 31,
	2009	2008	% Change
Gain on sale of assets	$0.0	$0.6	(100.0)%
As a percentage of revenues	0.0%	3.1%

The gain for the year ended December 31, 2008 consisted of excess renewal fees and the release of indemnification funds in connection with the sale of certain product lines in 2007. There were no similar revenues recognized during 2009.

Non-GAAP Financial Measures

Non-GAAP net income is defined as net income (loss) less non-recurring expenses recorded in connection with the write-off of previously capitalized software.  Non-GAAP net income for the year ended December 31, 2009 was $200,000 excluding non-recurring expenses of $473,000.  Management believes this Non-GAAP financial measure provides a more meaningful reflection of the operating results of the Company.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 provides amendments that require new disclosures as follows: (1) Transfers in and out of Level 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe reasons for the transfers and (2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  In addition, this Update provides clarification to existing disclosures as follows: (1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining he appropriate classes of assets and liabilities and (2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The amendments for ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption of ASU 2010-06 will have on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”).  ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating the impact, if any, the adoption of ASU 2009-14 will have on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”).  ASU 2009-13 establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact, if any, the adoption of ASU 2009-13 will have on our consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial statements.

Liquidity and Capital Resources

Cash Flows

Our largest source of operating cash flows is cash collections from our customers for purchases of subscriptions and appliances. Our standard payment terms for both subscription and support invoices are net 30 days from the date of invoice. The recurring subscription portion of our business is a mainstay of the cash flow we generate. Our primary uses of cash for operating activities include personnel and facilities, related expenditures and technology costs, as well as costs associated with outside support and services.

Cash provided by operating activities for year ended December 31, 2009 was $839,000 compared to cash used during the year ended December 31, 2008 of $494,000. The increase in cash provided by operating activities was due primarily to significant decreases to our net loss and changes in our operating assets and liability accounts during 2009.

Cash flows (used) provided by investing activities for the years ended December 31, 2009 and 2008 was ($101,000) and $494,000, respectively. The cash used by investing activities during 2009 was for the purchases of fixed assets. The cash provided by investing activities during 2008 included the $500,000 payment for the “Holdback Amount” by EVault in satisfaction of the signed agreement between EVault and the Company for the sale of the Open File Manager product line.

Cash flows (used) provided by financing activities for the years ended December 31, 2009 and 2008 was ($335,000) and $754,000, respectively. The decrease in cash provided by financing activities for the year ended December 31, 2009, compared to the same period in 2008 was primarily due to the net decrease in short-term borrowings.

As a result of the foregoing, the net increase in cash and cash equivalents was $403,000 for the year ended December 31, 2009 as compared to a net increase in cash of approximately $754,000 for the comparable period in 2008.

Credit Facilities

Silicon Valley Bank (“SVB”)

On May 15, 2007, the Company entered into a Loan and Security Agreement with SVB (the “SVB Loan Agreement”) which provides for a credit facility not to exceed $2.0 million, subject to a borrowing base formula. The SVB Loan Agreement was amended on February 27, 2009 (the “SVB Loan Amendment”). Pursuant to the terms of the SVB Loan Amendment, among other things, SVB (i) decreased the interest rate on the revolving line of credit to the greater of 3.50% over the prime rate or 7.5% (from the greater of 3% over the prime rate or 10.5%), (ii) modified the tangible net worth covenant to no less than negative seventeen million dollars ($17,000,000) at all times, increasing quarterly by fifty percent (50%) of net income and monthly by fifty percent (50%) of issuances of equity after January 31, 2009 and the principal amount of subordinated debt received after January 31, 2009, (iii) modified the borrowing base to seventy percent (70%) of eligible accounts and the lesser of sixty percent (60%) of advanced billing accounts or six hundred thousand dollars ($600,000) as determined by SVB; provided, however, that SVB may, with notice to the Company, decrease the foregoing percentage in its good faith business judgment based on events, conditions, contingencies, or risks which, as determined by SVB, may adversely affect collateral, and (iv) extended the revolving line maturity date to May 15, 2010.

In March 2010, the SVB Loan Agreement was amended. Pursuant to the terms of the SVB Loan Amendment, among other things, SVB (i) increased the revolving line balance to $2.3 million (from $2.0 million), (ii) decreased the interest rate on the revolving line of credit to 2.0% (from 3.5%) over the greater of the SVB prime rate or 6.0% (from 7.5%), (iii) modified the tangible net worth covenant to no less than negative eighteen million dollars ($18,000,000) at all times, increasing quarterly by fifty percent (50%) of net income and monthly by fifty percent (50%) of issuances of equity after January 31, 2010 and the principal amount of subordinated debt received after January 31, 2010, (iv) modified the borrowing base to eighty percent (80%) of eligible accounts, and (v) extended the revolving line maturity date to May 15, 2011.  At December 31, 2009, total availability under the SVB Loan Agreement was $2.0 million, of which $1.5 million was outstanding, and the applicable interest rate was 7.5% at December 31, 2009. The Company was in compliance with the above stated covenants and restrictions. The obligations under the SVB Loan Agreement are secured by substantially all of St. Bernard’s assets.

In addition, the Loan Amendment provides for two additional term loan facilities totaling $500,000 that can only be used to repay indebtedness owing from the Company to Partners for Growth.  Term Loan A, in the amount of $300,000, accrues interest at a floating per annum rate equal to the greater of two percentage points (2.00%) above the SVB prime rate or six percent (6.00%).  Term Loan B, in the amount of $200,000, accrues interest at a floating per annum rate equal to the greater of three and one half percentage points (3.50%) above the SVB prime rate or seven and one half percent (7.50%).

In connection with the execution of a previous SVB Loan Amendment dated January 25, 2008, St. Bernard issued warrants to SVB, which allows SVB to purchase up to 140,350 shares of St. Bernard common stock at an exercise price of $0.57 per share. The warrants expire on the seventh anniversary of their issue date. The Company recorded deferred debt issuance costs in the amount of $58,000, based on the estimated fair value allocated to the warrants using the following assumptions; 75.35% volatility, risk free interest rate of 3.61%, an expected life of seven years and no dividends.  Amortization of the debt issuance costs, including amounts recorded as a debt discount for warrants previously issued for years ended December 31, 2009 and 2008, which is being recorded as interest expense, was approximately $34,000 and $104,000, respectively. Furthermore, St. Bernard agreed to grant SVB certain piggyback registration rights with respect to the shares of common stock underlying the warrants.

Partners for Growth II, LP (“PFG”)

On July 21, 2008, the Company entered into a Loan Agreement with PFG (the “PFG Loan Agreement”), which became effective on July 23, 2008 and which provides for a credit facility not to exceed $1.5 million, subject to a borrowing base formula. The PFG Loan Agreement was subsequently amended on February 27, 2009. The annual interest rate on the PFG Loan is set at the Prime Rate, quoted by SVB as its Prime Rate, plus 3% (the “Applicable Rate”).  At December 31, 2009, the effective interest rate was 7%. The PFG Loan Agreement will terminate on July 20, 2010, on which date all principal, interest and other outstanding monetary obligations must be repaid to PFG. The obligations under the PFG Loan Agreement are secured by a security interest in collateral comprised of substantially all of St. Bernard’s assets, subordinated to the SVB Loan Agreement.

The PFG Loan Agreement contains affirmative, negative and financial covenants customary for credit facilities of this type, including, among other things, limitations on indebtedness, liens, sales of assets, mergers, investments, and dividends.  The PFG Loan Agreement also requires that St. Bernard maintain a Modified Net Income (as defined in the PFG Loan Agreement) greater than zero. PFG eliminated the Modified Net Income covenant for the reporting periods ending February 28, 2009 and March 31, 2009. The PFG Loan Agreement contains events of default customary for credit facilities of this type (with customary grace or cure periods, as applicable) and provides that upon the occurrence and during the continuance of an event of default, among other things, the interest rate on all borrowings will be increased, the payment of all borrowings may be accelerated, PFG’s commitments may be terminated and PFG shall be entitled to exercise all of its rights and remedies, including remedies against collateral.  At December 31, 2009, the Company was in compliance with the above stated covenants.

In connection with the execution of the PFG Loan Agreement, St. Bernard received approximately $1,000 from PFG, and as a result, issued a warrant to PFG on July 21, 2008 (the “Warrant”), which allows PFG to purchase up to 450,000 shares of St. Bernard common stock at an exercise price equal to $0.46 per share. The Warrant expires on July 20, 2013.  The Company recorded deferred debt issuance costs in the amount of $125,000, based on the estimated fair value allocated to the warrants using the following assumptions; 69.07% volatility, risk free interest rate of 4.09%, an expected life of five years and no dividends. Amortization of the debt issuance costs for the years ended December 31, 2009 and 2008, which is being recorded as interest expense, was approximately $63,000 and $28,000, respectively.  As of December 31, 2009, total availability under the PFG Loan Agreement was $1.5 million, of which $750,000 was outstanding.

Contractual Commitments

The following table is a summary of the contractual lease commitments for operating facilities and certain equipment under non-cancelable operating leases with various expiration dates through July 2011. Future minimum payments as of December 31, 2009 are as follows:

Year Ending December 31,
2010	$1,243,000
2011	4,000
Total	$1,247,000

During September 2008 through September 2009, we subleased a portion of our unused office space to a company. The proceeds from the sublease were used to offset our monthly facilities rent expense.

Liquidity

As of December 31, 2009, the Company had approximately $2.5 million in cash and cash equivalents and a working capital deficit of $9.4 million.  Approximately $10.2 million of our current liability balance at December 31, 2009 consisted of deferred revenues, which represents amounts that are expected to be amortized into revenue as they are earned in future periods.  For the year ended December 31, 2009, the Company incurred a net loss of $273,000 and as of December 31, 2009 has incurred a cumulative net loss of $49.7 million.  For the year ended December 31, 2009 cash provided by operating activities was $839,000.

In an effort to achieve profitability, the Company has made and continues to make substantial changes to the cost structure of its business. These changes include monitoring headcount to be in line with the current size of its business, renegotiating vendor contracts, and refocusing its marketing strategy around its core business. During March 2010, the Company also extended to May 15, 2011 the maturity date of the SVB Loan Agreement with SVB and negotiated a significant reduction in the interest rate (See Note 13). At December 31, 2009, total availability under the SVB Loan Agreement was $2.0 million, of which $1.5 million was outstanding, and the applicable interest rate was 7.5%.  In addition, the Company has a loan agreement with PFG under which there is borrowing availability of approximately $750,000 as of December 31, 2009 (See Note 5).

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

The information required by this Item is incorporated by reference from the consolidated financial statements for the fiscal years ended December 31, 2009 and 2008 listed in Item 15 of Part IV of this report, beginning on page F-3.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls

Under the supervision of and with the participation of our management, including our Chief Executive Officer and VP of Finance, at December 31, 2009, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and VP of Finance, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

During the course of our evaluation, our Chief Executive Officer and VP of Finance have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and VP of Finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled, Internal Control—Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of our internal control over financial reporting.

Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2009, the end of our most recent fiscal year.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to the information under the captions “Election of Directors” and “Affiliate Transactions and Relationships” in our Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2009.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the information under the caption “Executive Compensation” in our Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” in our Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2009.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to the information under the caption “Audit Fees” in our Proxy Statement, which we will file with the SEC within 120 days after the end of our fiscal year ended December 31, 2009.

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

10.5*
Employment Agreement between St. Bernard Software, Inc. and Louis E. Ryan executed February 10, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2009).

10.6
Fifth Amendment to Loan and Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated February 27, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009).

10.7
First Amendment to Loan Agreement between St. Bernard Software, Inc. and Partners for Growth II, L.P. dated February 27, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009).

10.8*
Amendment to the pricing of stock options grants under the 2005 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2009).

10.9*
Amended Employment Agreement between St. Bernard Software, Inc. and Steve Yin executed April 2, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2009).

10.10*
Consulting Agreement between St. Bernard Software, Inc. and Softworks Group Pty Ltd executed January 7, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2009).

10.11*
 Employment agreement between St. Bernard Software, Inc. and Thalia Gietzen executed June 15, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2009).

10.12*
Consulting Agreement between St. Bernard Software, Inc. and Softworks Group Pty Ltd executed August 11, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2009).

10.13
Sixth Amendment to Loan and Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated March 23, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2010).

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

ST. BERNARD SOFTWARE, INC.

REPORT OF  INDEPENDENT REGISTERED PUBLIC ACCOUNTING  FIRM

To the Board of Directors
St. Bernard Software, Inc
San Diego, CA

We have audited the accompanying consolidated balance sheets of St. Bernard Software, Inc. and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of St. Bernard Software, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

San Diego, California
March 26, 2010

St. Bernard Software, Inc.

Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
Assets

Current Assets
Cash and cash equivalents	$2,454,000	$2,051,000
Accounts receivable - net of allowance for doubtful accounts of $13,000 and $52,000 in 2009 and 2008, respectively	2,534,000	3,170,000
Inventories - net	242,000	364,000
Prepaid expenses and other current assets	335,000	381,000
Total current assets	5,565,000	5,966,000

Fixed Assets - Net	564,000	828,000

Other Assets	148,000	281,000

Goodwill	7,568,000	7,568,000
Total Assets	$13,845,000	$14,643,000

Liabilities and Stockholders’ Deficit

Current Liabilities
Short-term borrowings	$2,250,000	$2,462,000
Accounts payable	817,000	1,270,000
Accrued compensation expenses	834,000	1,361,000
Accrued expenses and other current liabilities	597,000	518,000
Warranty liability	192,000	195,000
Current portion of capitalized lease obligations	22,000	147,000
Deferred revenue	10,209,000	10,469,000
Total current liabilities	14,921,000	16,422,000

Deferred Rent	-	118,000

Capitalized Lease Obligations, Less Current Portion	-	22,000

Deferred Revenue	7,708,000	7,152,000
Total liabilities	22,629,000	23,714,000

Commitments and Contingencies (Note 10)

Stockholders’ Deficit
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; 13,319,991 and 14,783,090 shares issued and outstanding in 2009 and 2008, respectively	132,000	148,000
Additional paid-in capital	40,774,000	40,308,000
Accumulated deficit	(49,690,000)	(49,527,000)
Total stockholders’ deficit	(8,784,000)	(9,071,000)
Total Liabilities and Stockholders’ Deficit	$13,845,000	$14,643,000

See accompanying notes to the consolidated financial statements.

	St. Bernard Software, Inc.

	Consolidated Statements of Operations

	Years ended December 31,
	2009	2008

Revenues
Subscription	$14,559,000	$13,916,000
Appliance	3,790,000	4,051,000
License	25,000	31,000
Total Revenues	18,374,000	17,998,000

Cost of Revenues

Subscription	2,229,000	2,194,000
Appliance	2,571,000	2,715,000
License	15,000	11,000
Total Cost of Revenues	4,815,000	4,920,000

Gross Profit	13,559,000	13,078,000

Sales and marketing expenses	6,412,000	7,577,000
Research and development expenses	3,241,000	2,943,000
General and administrative expenses	3,484,000	5,280,000
Write-off of capitalized software	473,000	-
Total Operating Expenses	13,610,000	15,800,000

Loss from Operations	(51,000)	(2,722,000)

Other Expense (Income)
Interest expense - net	260,000	625,000
Gain on sale of assets	-	(563,000)
Other income - net	(43,000)	(443,000)
Total Other Expense (Income)	217,000	(381,000)
Loss Before Income Taxes	(268,000)	(2,341,000)

Income tax expense	(5,000)	(3,000)
Net Loss	$(273,000)	$(2,344,000)
Loss Per Common Share - Basic and Diluted	$(0.02)	$(0.16)
Weighted Average Shares Outstanding - Basic and Diluted	14,177,996	14,777,656

 See accompanying notes to the consolidated financial statements.

St. Bernard Software, Inc.

Consolidated Statement of Stockholders' Deficit

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2007	14,760,052	$148,000	$39,079,000	$(47,183,000)	$(7,956,000)
Common stock issued under the employee stock purchase plan	23,038	-	11,000	-	11,000
Stock-based compensation expense	-	-	882,000	-	882,000
Value of warrants issued	-	-	336,000	-	336,000
Net loss	-	-	-	(2,344,000)	(2,344,000)
Balance at December 31, 2008	14,783,090	$148,000	$40,308,000	$(49,527,000)	$(9,071,000)
Cumulative effect of change in accounting principle	-	-	(151,000)	110,000	(41,000)
Common stock issued under the employee stock purchase plan	150,900	-	24,000	-	24,000
Common stock returned to the Company	(1,613,999)	(16,000)	16,000	-	-
Stock-based compensation expense	-	-	577,000	-	577,000
Net loss	-	-	-	(273,000)	(273,000)
Balance at December 31, 2009	13,319,991	$132,000	$40,774,000	$(49,690,000)	$(8,784,000)

See accompanying notes to the consolidated financial statements.

St. Bernard Software, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2009	2008

Cash Flows From Operating Activities
Net loss	$(273,000)	$(2,344,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	365,000	580,000
Allowance for doubtful accounts	(39,000)	(7,000)
Gain on change in fair value of warrant derivative liability	(22,000)	-
Gain on sale of assets	-	(563,000)
Write-off of capitalized software	473,000	-
Stock-based compensation expense	577,000	882,000
Noncash interest expense	98,000	284,000
Increase (decrease) in cash resulting from changes in:
Accounts receivable	675,000	93,000
Inventories	122,000	(206,000)
Prepaid expenses and other assets	(392,000)	(46,000)
Accounts payable	(453,000)	(1,756,000)
Accrued expenses and other current liabilities	(508,000)	595,000
Warranty liability	(3,000)	(143,000)
Deferred rent	(77,000)	(36,000)
Deferred revenue	296,000	2,173,000
Net cash provided (used) by operating activities	839,000	(494,000)

Cash Flows From Investing Activities
Purchases of fixed assets	(101,000)	(76,000)
Proceeds from the sale of assets	-	570,000
Net cash (used) provided by investing activities	(101,000)	494,000

Cash Flows From Financing Activities
Proceeds from warrant options purchase	-	1,000
Proceeds from the sales of stock under the employee stock purchase plan	24,000	11,000
Principal payments on capitalized lease obligations	(147,000)	(154,000)
Net (decrease) increase in short-term borrowings	(212,000)	896,000
Net cash (used) provided by financing activities	(335,000)	754,000
Net Increase in Cash and Cash Equivalents	403,000	754,000
Cash and Cash Equivalents at Beginning of Period	2,051,000	1,297,000
Cash and Cash Equivalents at End of Period	$2,454,000	$2,051,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$122,000	$307,000
Income taxes	$3,000	$-

Non Cash Investing and Financing Activities:

In January 2009, the Company reclassified 463,500 warrants with an estimated fair value of $41,000 from equity to warrant derivative liability.

In July 2008, the Company issued warrants to purchase up to 450,000 shares of the Company's common stock in connection with a loan agreement. Deferred debt issuance costs of $125,000 were recorded based on the estimated fair value of the warrants.  See Note 5.

In January 2008, the Company issued warrants to purchase up to 140,350 shares of the Company's common stock in connection with the amendment of a loan agreement. Deferred debt issuance costs of $58,000 were recorded based on the estimated fair value of the warrants. See Note 5.

In January and July 2008, the Company issued warrants to purchase up to 463,500 shares of the Company's common stock in connection with a loan agreement. Debt discount of $151,000 was recorded based on the estimated relative fair value of the warrants.

See accompanying notes to the consolidated financial statements.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

St. Bernard Software, Inc., a Delaware corporation (“we,” “us,”  “our,” the “Company,” or “St. Bernard”) is a software development company that designs, develops, and markets Secure Web Gateway (“SWG”) appliances and policy compliance solutions to small, medium, and enterprise class customers. The Company sells its products through distributors, dealers, and original equipment manufacturers (“OEMs”), and directly to network managers and administrators worldwide.

 Basis of presentation

The accompanying consolidated financial statements include the accounts of St. Bernard Software, Inc. and those of our inactive wholly-owned European and Australian subsidiaries which were closed in 2007. All inter-company balances and transactions have been eliminated in consolidation.

Cumulative Effect of Changes in Accounting Principles

On January 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). In accordance with ASC 815-40, the cumulative effect of the change in accounting principle recorded by the Company in connection with certain warrants to acquire shares of the Company’s common stock (see Note 8) has been reflected as an adjustment of the previously reported December 31, 2008 balances of accumulated deficit, additional paid-in capital and warrant liability based on the difference between the amounts recognized in the statement of financial position before and after the initial application of this guidance. The impact of such adjustment on the December 31, 2008 balances of the aforementioned accounts was not material.

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

Liquidity

As of December 31, 2009, the Company had approximately $2.5 million in cash and cash equivalents and a working capital deficit of $9.4 million.  Approximately $10.2 million of our current liability balance at December 31, 2009 consisted of deferred revenues, which represents amounts that are expected to be amortized into revenue as they are earned in future periods.  For the year ended December 31, 2009, the Company incurred a net loss of $273,000, and through December 31, 2009 has recorded a cumulative net loss of $49.7 million.  For the year ended December 31, 2009 cash provided by operating activities was $839,000.

In an effort to achieve profitability, the Company has made and continues to make substantial changes to the cost structure of its business. These changes include monitoring headcount to be in line with the current size of its business, renegotiating vendor contracts, and refocusing its marketing strategy around its core business. These efforts contributed to a significant reduction in the Company’s net loss and the positive cash flow from operating activities in 2009.  As described at Note 5, the Company has existing credit facilities with Silicon Valley Bank (“SVB”) and Partners for Growth, LP (“PFG”), under which there is borrowing availability of $500,000 and $750,000, respectively, as of December 31, 2009.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

During March 2010, the Company and SVB entered into an amendment to the credit facility which, among other things, SVB (i) increased the revolving line balance to $2.3 million (from $2.0 million), (ii) decreased the interest rate on the revolving line of credit to 2.0% (from 3.5%) over the greater of the SVB prime rate or 6.0% (from 7.5%), (iii) modified the tangible net worth covenant to no less than negative eighteen million dollars ($18,000,000) at all times, increasing quarterly by fifty percent (50%) of net income and monthly by fifty percent (50%) of issuances of equity after January 31, 2010 and the principal amount of subordinated debt received after January 31, 2010, (iv) modified the borrowing base to eighty percent (80%) of eligible accounts, and (v) extended the revolving line maturity date to May 15, 2011.  In addition, the Loan Amendment provides for two additional term loan facilities totaling $500,000 that can only be used to repay indebtedness owing from the Company to Partners for Growth.  Term Loan A, in the amount of $300,000, accrues interest at a floating per annum rate equal to the greater of two percentage points (2.00%) above the SVB prime rate or six percent (6.00%).  Term Loan B, in the amount of $200,000, accrues interest at a floating per annum rate equal to the greater of three and one half percentage points (3.50%) above the SVB prime rate or seven and one half percent (7.50%) (See Note 13).

 The Company believes that its existing cash resources, combined with projected collections on billings, and borrowing availability under existing credit facilities, will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected collections will be achieved or the improvement in operating results or cash flows from operating activities will continue. In the event cash flow from operating activities is not sufficient, the Company may require additional sources of financing in order to maintain its current operations. These additional sources of financing may include public or private offerings of equity or debt securities. In the current capital environment, no assurance can be given that additional sources of financing will be available on acceptable terms, on a timely basis, or at all.

Basic and diluted loss per common share

Basic loss per common share is calculated by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per common share includes the components of basic loss per common share and also gives effect to dilutive potential commons shares. The Company computes diluted loss per common share by dividing the net loss for the period by the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of dilutive stock options and warrants. Dilutive stock options and dilutive warrants are calculated based on the average share price for each fiscal period using the treasury stock method.   There was no dilutive effect calculated for years ended December 31, 2009 and 2008 as the Company reported a net loss in each period and the effect would have been anti-dilutive. Potentially dilutive common stock equivalents include stock options and warrants (See Notes 2 and 8).

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

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, credit facility agreements, capital lease agreements and warrant liability.  The fair values of cash and cash equivalent, accounts receivables, accounts payable and accrued expenses approximate their respective carrying values due to short-term maturities of these instruments. The fair value of the Company’s obligations under its line of credit and capital leases approximates their carrying value as the stated interest rates of these instruments reflect rates which are otherwise currently available to the Company. The fair value of warrant instruments classified as liabilities is measured at each reporting period, and the corresponding change in fair value is recorded in current earnings (See Notes 8 and 9).

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

Accounts receivable

The Company has established an allowance for doubtful accounts for potential credit losses that are expected to be incurred, based on historical information, customer concentrations, customer solvency, current economic and geographical trends, and changes in customer payment terms and practices. Any changes are adjusted through revenue/deferred revenue. Management has estimated that an allowance of approximately $13,000 and $52,000 for the years ended December 31, 2009 and 2008, respectively, was adequate to cover the potential credit losses.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of computer hardware. At December 31, 2009 and 2008, the Company has provided a reserve for obsolete inventory of approximately $31,000 and $72,000, respectively.

Research and development and capitalized software costs

The Company’s research and development expenses include payroll, employee benefits, stock-based compensation, offshore development and other head-count related costs associated with product development and are expensed as incurred. Research and development costs totaled approximately $3.2 million and $2.9 million in 2009 and 2008, respectively.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-20, “Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. The Company has determined that technological feasibility for its products is reached after beta testing which is shortly before the products are released to manufacturing/operations. Costs incurred after technological feasibility is established are not material, and accordingly, the Company expenses all research and development costs when incurred. The technological feasibility of significant intellectual property that is purchased has been established prior to the acquisition and therefore the cost is capitalized. Amortization is computed on an individual-product basis using the straight-line method over a useful life ranging from three to six years.  Amortization expense related to capitalized software was approximately $0 and $38,000 for 2009 and 2008, respectively.  All previously capitalized software was fully amortized at December 31, 2008.

In accordance with ASC 350-40, “Intangibles-Goodwill and Other – Internal Use Software”(formerly Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”), the Company capitalized internal software development costs, which included certain payroll and payroll related costs for employees and contracting costs for software contractors who were directly associated with the development phase of the internal use software from September 2008 through June 2009.  In June 2009, a decision to suspend further development of this software was made by management. On October 5, 2009, management determined that given certain personnel changes, the estimated costs to complete development and maintain this new software far outweighed the potential benefit that would be received, and the project was scrapped.  As such, the Company has written off previously capitalized software costs related to the development of this software of approximately $473,000 during the quarter ended September 30, 2009.

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

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

Goodwill

The Company accounts for goodwill in accordance with ASC 350-20, “Intangibles-Goodwill and Other - Goodwill”.  The Company subjects the goodwill to an annual impairment test or when events indicate that impairment has occurred. The impairment test consists of a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. The estimate of fair value of the reporting unit is determined using various valuation techniques with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the reporting unit. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Based upon the result of impairment tests performed as of the end of fiscal years 2009 and 2008, management of the Company has concluded there was no impairment of goodwill.

Impairment of long-lived assets

The Company accounts for impairment of long-lived assets in accordance with ASC 360-10, “Impairment or Disposal of Long-Lived Assets”.  Pursuant to ASC 360-10-35-15, long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value. As of December 31, 2009 and 2008, management of the Company concluded there was no impairment of long-lived assets.

Revenue and cost recognition

The Company recognizes revenue in accordance with ASC 985-605 “Software – Revenue Recognition - Recognition”.

The Company generates revenue primarily through software subscriptions to its customers. The Company’s software arrangements typically include a subscription arrangement that provides for technical support and product updates, generally over renewable twelve to forty-eight month periods.

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

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

Sales to the Company’s customers include multi-element arrangements that include a delivered element (an appliance unit) and undelivered elements (such as subscription and support). In these instances, the Company determines if these elements can be separated into multiple units of accounting. The entire fee from the arrangement is allocated to each respective element based on its relative fair value. Revenue for each element is then recognized when revenue recognition criteria for that element is met. If the Company cannot establish fair value for any undelivered element, the Company would be required to recognize revenue for the whole arrangement at the time revenue recognition criteria for the undelivered element is met. Fair value for the delivered software element is based on the value received in transactions in which the software is sold on a stand-alone basis. Fair value for subscription is based on substantive renewal rates. Discounts applied to multiple-element sales are allocated to the elements based upon their respective VSOE of fair value (i.e. the price charged when the same element is sold separately.) If VSOE cannot be established for one element, discounts are applied to the revenue related to the delivered elements. The Company records shipping costs in both revenue and cost of revenue when it bills its customers for shipping. The costs incurred for shipping not billed to customers are reflected in cost of revenue.

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

Probability of collection is assessed on a customer-by-customer basis. The Company’s customers are subjected to a credit review process that evaluates the customers’ financial condition and ability to pay for the Company’s products and services. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, credit is not granted. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts.

Deferred revenue

Revenues from subscription agreements are recognized ratably over the term of the subscription period. The Company has deferred revenue as of December 31, 2009 relating to contracts that extend to 2013, pursuant to which revenues are expected to be recognized over the following periods:

Year Ending December 31,
2010	$10,209,000
2011	4,665,000
2012	2,527,000
2013	516,000
Total	$17,917,000

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses were approximately $730,000 and $1.0 million for 2009 and 2008, respectively.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

Indemnification and warranty obligations

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

The Company accrues for warranty expenses related to hardware and software products as part of its cost of revenue at the time revenue is recognized and maintains an accrual for estimated future warranty obligations based upon the relationship between historical and anticipated warranty costs and revenue volumes. The warranty reserve was approximately $192,000 and $195,000 for the years ended December 31, 2009 and 2008, respectively. If actual warranty expenses are greater than those projected, additional obligations and other charges against earnings may be required. If actual warranty expenses are less than projected, prior obligations could be reduced, providing a positive impact on reported results. The Company generally provides a warranty over the term of the purchased maintenance period for its products.

The following table presents the Company's warranty reserve activities:

	December 31,
	2009	2008
Beginning balance	$195,000	$314,000
Provisions, net of settlements	(3,000)	(119,000)
Ending balance	$192,000	$195,000

Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (the “ASC”). Effective for interim and annual periods ended after September 15, 2009, the ASC became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement does not change existing GAAP, but reorganizes GAAP into Topics.  In circumstances where previous standards require a revision, the FASB will issue an Accounting Standards Update (“ASU”) on the Topic.  Our adoption of this standard during the quarter ended September 30, 2009 did not have any impact on the Company’s consolidated financial statements.

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

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

In May 2009, the FASB issued updated guidance, codified as ASC 855-10, “Subsequent Events” that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, this guidance requires the disclosure of the date through which subsequent events have been evaluated, which was later amended by ASU No. 2010-09, “Subsequent Events” (“ASU 2010-09”) in February 2010. ASU 2010-09 eliminates the requirement for public companies to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective upon issuance. Our adoption of the updated guidance of ASC 855-10 and ASU 2010-09 during the quarters ended June 30, 2009 and December 31, 2009, respectively, did not have any impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued updated guidance, as codified in ASC 820-10, “Fair Value Measurements and Disclosures”, for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased in accordance with fair value accounting.  This guidance also includes identifying circumstances that indicate a transaction is not orderly, and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Our adoption of this guidance during the quarter ended June 30, 2009 did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on the Emerging Issues Task Force (“EITF”) abstract titled “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”.  As codified in ASC 815-40, “Derivatives and Hedging-Contracts in Entity’s Own Equity”), this guidance provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception under ASC 815-10-15-2. Our adoption of this guidance, effective January 1, 2009, resulted in the identification of 463,500 warrants that were determined to be ineligible for equity classification because of certain provisions that may result in an adjustment to their exercise price. Accordingly, the estimated fair value of the warrants as of January 1, 2009 was reclassified to a liability and a cumulative effect adjustment was recorded based on the difference between amounts recognized in the consolidated balance sheet before and after the initial adoption.  In addition, the change in the estimated fair value of the warrants was recognized in the statement of operations for the year ended December 31, 2009 (See Note 8).

In April 2009, the FASB issued updated guidance, as codified in ASC 825-10, “Fair Value Measurements and Disclosures”, which requires increased disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Our adoption of this guidance during the quarter ended June 30, 2009 did not have a material effect on the Company’s consolidated financial statements.

In February 2008, the FASB issued updated guidance, as codified ASC 820-10, “Fair Value Measurements and Disclosures” which defers the effective date of previously issued fair value measurement guidance for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequent recurring basis, until years beginning after November 15, 2008.  The Company’s adoption of this guidance for its financial non-financial assets and liabilities during the first quarter of 2009 did not have a material impact on the Company’s consolidated financial statements.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

New accounting standards

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 provides amendments that require new disclosures as follows: (1) Transfers in and out of Level 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe reasons for the transfers and (2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  In addition, this Update provides clarification to existing disclosures as follows: (1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining he appropriate classes of assets and liabilities and (2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The amendments for ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption of ASU 2010-06 will have on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”).  ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments for ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating the impact, if any, the adoption of ASU 2009-14 will have on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”).  ASU 2009-13 establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact, if any, the adoption of ASU 2009-13 will have on our consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior year reclassifications have been made for consistent presentation. These reclassifications had no effect on previously reported results of operations or stockholders’ deficit.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Stock-Based Compensation Expense

Effective January 1, 2006, the Company adopted the fair value recognition provisions as codified in ASC 718 (formerly SFAS No. 123R (revised 2004)), “Compensation – Stock Compensation”, using the modified prospective method. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 are based upon the estimated grant date fair value, as described below.

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

In 2005, the Company adopted the St. Bernard Software 2005 Stock Option Plan (the “2005 Plan”). Under the 2005 Plan, the Company has the ability to grant 3,074,215 shares of its common stock to employees and others. The 2005 Plan permits the grant of incentive stock options and non-qualified stock options. The exercise price of options granted under the 2005 Plan can generally not be less than the fair market value of the Company’s common stock on the date of grant. If any of the granted options expire or terminate for any reason without having been exercised in full, the unpurchased shares shall again be available for purposes of this Plan. In 2009 and 2008, no options were exercised and 1,130,677 and 620,885 options were forfeited, respectively.  As of December 31, 2009, the Company had 2,455,049 options shares outstanding and 619,166 option shares available for issuance under the 2005 Plan.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected life of the stock options granted, the expected stock price volatility factor, and the pre-vesting option forfeiture rate. The fair value of options granted during the years ended December 31, 2009 and 2008 was calculated using the Black-Scholes option pricing model using the valuation assumptions in the table below. The Company estimates the expected life of stock options granted based upon management’s consideration of the historical life of the options and the vesting and contractual period of the options granted. The Company estimates the expected volatility factor based on the weighted average of the historical volatility of three publicly traded surrogates of the Company and the Company’s implied volatility from its common stock price. The Company applies its risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The Company has no history or expectation of paying any cash dividends on its common stock.  Forfeitures are estimated based on historical experience.

	Year Ended	Year Ended
	2009	2008
Average expected life (years)	6.5	6.5
Average expected volatility factor	58.3%	71.6%
Average risk-free interest rate	3.1%	3.8%
Average expected dividend yield	0	0

Total stock-based compensation expense was approximately $577,000 and $882,000 for the years ended December 31, 2009 and 2008, respectively. The stock-based compensation expenses were charged to operating expenses. The effect on loss per share as a result of the stock based compensation expense was approximately $0.04 and $0.06, respectively, for the years ended December 31, 2009 and 2008, respectively. The tax effect was immaterial.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

The following is a summary of stock option activity under the Plans as of December 31, 2009 and changes during fiscal year 2008 and 2009:

	Number of Shares Outstanding	Weighted Average Exercise Price

Options outstanding at December 31, 2007	2,074,861	$1.77
Granted	1,109,000	$0.48
Exercised	—	$—
Forfeited	(620,885)	$1.43
Options outstanding at December 31, 2008	2,562,976	$1.29
Granted	1,022,750	$0.19
Exercised	—	$—
Forfeited	(1,130,677)	$1.29
Options outstanding at December 31, 2009	2,455,049	$0.22
Options vested and expected to vest at December 31, 2009	2,030,686	$0.23
Options exercisable at December 31, 2009	1,079,194	$0.24

On February 9, 2009, the Board of Directors of St. Bernard approved an amendment to its outstanding non-qualified stock option grants issued by St. Bernard to all current employees and directors under its 2005 Stock Plan reducing the exercise price of the unexercised stock options to the fair market price of St. Bernard’s common stock on the close of business on February 10, 2009 of $0.25 per share. The intention of St. Bernard’s Board of Directors in approving the amendment was to reestablish the incentive and retentive value of the stock options for the affected employees and directors, as all of the relevant options had been left significantly “out-of-the-money” due to recent declines in the price of St. Bernard’s common stock. The amendment affected options to purchase a total of up to 1,787,999 shares with a weighted average price per share of approximately $1.09 of St. Bernard common stock, including options granted to executive officers and directors of the Company. The amendment to the options did not change any other terms of the original option grants. In accordance with the provisions of SFAS 123R, the reduction of the option exercise price is being accounted for as a modification of the original award.  Accordingly, incremental compensation cost of approximately $85,000, determined based on the difference between the fair value of the modified award over the fair value of the original award immediately before the modification, is being recognized over the remaining vesting period of the grant.

Additional information regarding options outstanding as of December 31, 2009 is as follows:

Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.15	192,000	9.25	$0.15	36,666	$0.15
$0.16	292,750	9.96	$0.16	—	$—
$0.18	6,500	9.85	$0.18	—	$—
$0.19	9,500	9.29	$0.19	—	$—
$0.20	269,500	9.52	$0.20	34,720	$0.20
$0.24	240,000	9.82	$0.24	20,000	$0.24
$0.25	1,438,799	7.31	$0.25	987,808	$0.25
$0.26	6,000	9.73	$0.26	—	$—
	2,455,049	8.28	$0.22	1,079,194	$0.24

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2009 was approximately $22,000 and $2,000, respectively. The aggregate intrinsic value represents the total intrinsic value based upon the stock price of $0.20 at December 31, 2009. There was no aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2008 based on a stock price of $0.19 at December 31, 2008.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2009, there was approximately $626,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the option plans. The cost is expected to be recognized over a weighted average period of 2.27 years.

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

For the years ended December 31, 2009 and 2008, stock purchases of Common stock under the ESPP were 150,900 shares and 23,038 shares, respectively.  Compensation expense was immaterial.

Shares available for issuance under the Company’s Employee Stock Purchase Plan are as follows:

Number of Shares
Shares reserved for issuance at December 31, 2007	382,482
Shares issued during year ended December 31, 2008	(23,038)
Shares reserved for issuance at December 31, 2008	359,444
Shares issued during year ended December 31, 2009	(150,900)
Shares reserved for issuance at December 31, 2009	208,544

3.	Fixed Assets

Fixed assets consisted of the following:

	December 31,
	2009	2008
Computer equipment	$992,000	$1,519,000
Computer software	138,000	1,045,000
Office furniture	24,000	465,000
Office equipment	3,000	51,000
Leasehold improvements	458,000	102,000
	1,615,000	3,182,000
Less accumulated depreciation and amortization	(1,051,000)	(2,354,000)
	$564,000	$828,000

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

Depreciation and amortization expense was approximately $365,000 and $542,000 for 2009 and 2008, respectively. During 2009, the Company wrote-off fully depreciated fixed assets of approximately $1.7 million that had purchase dates of five years or older or were no longer in service.

4.	Other Assets

Other assets consisted of the following:

	December 31, 2009	December 31, 2008
Security deposits	$148,000	$167,000
Capitalized software costs, net of amortization	—	114,000
Total other assets	$148,000	$281,000

Amortization for the capitalized software costs are computed on an individual-product basis using the straight-line method over a useful of three years. Amortization expense related to capitalized software was approximately $0 and $38,000 for the years December 31, 2009 and 2008, respectively. Amortization for the customer related intangible was computed using the straight-line method over a useful life of five years.

In accordance with ASC 350-40, “Intangibles-Goodwill and Other – Internal Use Software”(formerly Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”), the Company capitalized internal software development costs, which included certain payroll and payroll related costs for employees and contracting costs for software contractors who were directly associated with the development phase of the internal use software from September 2008 through June 2009.  In June 2009, a decision to suspend further development of this software was made by management. On October 5, 2009, management determined that given certain personnel changes, the estimated costs to complete development and maintain this new software far outweighed the potential benefit that would be received, and the project was scrapped.  As such, the Company has written off previously capitalized software costs related to the development of this software of approximately $473,000 during the quarter ended September 30, 2009.

5.	Credit Facilities

Silicon Valley Bank (“SVB”)

On May 15, 2007, the Company entered into a Loan and Security Agreement with SVB (the “SVB Loan Agreement”) which provides for a credit facility not to exceed $2.0 million, subject to a borrowing base formula. The SVB Loan Agreement was amended on February 27, 2009 (the “SVB Loan Amendment”). Pursuant to the terms of the SVB Loan Amendment, among other things, SVB (i) decreased the interest rate on the revolving line of credit to the greater of 3.50% over the prime rate or 7.5% (from the greater of 3% over the prime rate or 10.5%), (ii) modified the tangible net worth covenant to no less than negative seventeen million dollars ($17,000,000) at all times, increasing quarterly by fifty percent (50%) of net income and monthly by fifty percent (50%) of issuances of equity after January 31, 2009 and the principal amount of subordinated debt received after January 31, 2009, (iii) modified the borrowing base to seventy percent (70%) of eligible accounts and the lesser of sixty percent (60%) of advanced billing accounts or six hundred thousand dollars ($600,000) as determined by SVB; provided, however, that SVB may, with notice to the Company, decrease the foregoing percentage in its good faith business judgment based on events, conditions, contingencies, or risks which, as determined by SVB, may adversely affect collateral, and (iv) extended the revolving line maturity date to May 15, 2010.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

In March 2010, the SVB Loan Agreement was amended. Pursuant to the terms of the Loan Amendment, among other things, SVB (i) increased the revolving line balance to $2.3 million (from $2.0 million), (ii) decreased the interest rate on the revolving line of credit to 2.0% (from 3.5%) over the greater of the SVB prime rate or 6.0% (from 7.5%), (iii) modified the tangible net worth covenant to no less than negative eighteen million dollars ($18,000,000) at all times, increasing quarterly by fifty percent (50%) of net income and monthly by fifty percent (50%) of issuances of equity after January 31, 2010 and the principal amount of subordinated debt received after January 31, 2010, (iv) modified the borrowing base to eighty percent (80%) of eligible accounts, and (v) extended the revolving line maturity date to May 15, 2011.  At December 31, 2009, total availability under the SVB Loan Agreement was $2.0 million, of which $1.5 million was outstanding, and the applicable interest rate was 7.5% at December 31, 2009. The Company was in compliance with the above stated covenants and restrictions. The obligations under the SVB Loan Agreement are secured by substantially all of St. Bernard’s assets.

In addition, the Loan Amendment provides for two additional term loan facilities totaling $500,000 that can only be used to repay indebtedness owing from the Company to Partners for Growth.  Term Loan A, in the amount of $300,000, accrues interest at a floating per annum rate equal to the greater of two percentage points (2.00%) above the SVB prime rate or six percent (6.00%).  Term Loan B, in the amount of $200,000, accrues interest at a floating per annum rate equal to the greater of three and one half percentage points (3.50%) above the SVB prime rate or seven and one half percent (7.50%).

In connection with the execution of a previous SVB Loan Amendment dated January 25, 2008, St. Bernard issued warrants to SVB which allows SVB to purchase up to 140,350 shares of our common stock at an exercise price of $0.57 per share. The warrants expire on the seventh anniversary of their issue date. We recorded deferred debt issuance costs in the amount of $58,000, based on the estimated fair value allocated to the warrants using the following assumptions; 75.35% volatility, risk free interest rate of 3.61%, an expected life of seven years and no dividends.  Amortization of the debt issuance costs, including amounts recorded as a debt discount for warrants previously issued for years ended December 31, 2009 and 2008, which is being recorded as interest expense, was approximately $34,000 and $104,000, respectively. Furthermore, St. Bernard agreed to grant SVB certain piggyback registration rights with respect to the shares of common stock underlying the warrants.

Partners for Growth II, LP (“PFG”)

On July 21, 2008, the Company entered into a Loan Agreement with PFG (the “PFG Loan Agreement”), which became effective on July 23, 2008 and which provides for a credit facility not to exceed $1.5 million, subject to a borrowing base formula. The PFG Loan Agreement was subsequently amended on February 27, 2009.  The annual interest rate on the PFG Loan is set at the Prime Rate, quoted by SVB as its Prime Rate, plus 3% (the “Applicable Rate”).  At December 31, 2009, the effective interest rate was 7%. The PFG Loan Agreement will terminate on July 20, 2010, on which date all principal, interest and other outstanding monetary obligations must be repaid to PFG. The obligations under the PFG Loan Agreement are secured by a security interest in collateral comprised of substantially all of St. Bernard’s assets, subordinated to the SVB Loan Agreement.

The PFG Loan Agreement contains affirmative, negative and financial covenants customary for credit facilities of this type, including, among other things, limitations on indebtedness, liens, sales of assets, mergers, investments, and dividends.  The PFG Loan Agreement also requires that St. Bernard maintain a Modified Net Income (as defined in the PFG Loan Agreement) greater than zero. PFG eliminated the Modified Net Income covenant for the reporting periods ending February 28, 2009 and March 31, 2009. The PFG Loan Agreement contains events of default customary for credit facilities of this type (with customary grace or cure periods, as applicable) and provides that upon the occurrence and during the continuance of an event of default, among other things, the interest rate on all borrowings will be increased, the payment of all borrowings may be accelerated, PFG’s commitments may be terminated and PFG shall be entitled to exercise all of its rights and remedies, including remedies against collateral.  At December 31, 2009, the Company was in compliance with the above stated covenants.

In connection with the execution of the PFG Loan Agreement, St. Bernard received approximately $1,000 from PFG, and as a result, issued a warrant to PFG on July 21, 2008 (the “Warrant”), which allows PFG to purchase up to 450,000 shares of St. Bernard common stock at an exercise price equal to $0.46 per share. The Warrant expires on July 20, 2013.  The Company recorded deferred debt issuance costs in the amount of $125,000, based on the estimated fair value allocated to the warrants using the following assumptions; 69.07% volatility, risk free interest rate of 4.09%, an expected life of five years and no dividends. Amortization of the debt issuance costs for the years ended December 31, 2009 and 2008, which is being recorded as interest expense, was approximately $63,000 and $28,000, respectively.  As of December 31, 2009, total availability under the PFG Loan Agreement was $1.5 million, of which $750,000 was outstanding.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

6.	Income Taxes

	Year ended December 31, 2009
	Current	Deferred	Total
Federal	$—	$—	$—
State	5,000	—	5,000
Foreign	—	—	—
	$5,000	$—	$5,000

	Year ended December 31, 2008
	Current	Deferred	Total
Federal	$—	$—	$—
State	3,000	—	3,000
Foreign	—	—	—
	$3,000	$—	$3,000

Deferred income tax assets and liabilities consist of the following:

	December 31,
	2009	2008
Allowance for doubtful accounts	$18,000	$21,000
Inventory reserve	13,000	29,000
Fixed assets	(68,000)	(58,000)
Accrued compensation	84,000	86,000
Deferred revenue	3,073,000	2,852,000
Stock options	1,183,000	953,000
Other	187,000	259,000
Net operating loss carryforwards	6,833,000	6,996,000
Tax credits carryforwards	27,000	27,000
	11,350,000	11,165,000
Valuation allowance	(11,350,000)	(11,165,000)
Net deferred tax asset	$—	$—

A reconciliation of the actual income tax expense recorded to that based upon expected federal tax rates are as follows:

	December 31,
	2009	2008
Expected federal tax benefit	$91,000	$795,000
Expected state benefit, net of federal tax effect	13,000	133,000
Change in valuation allowance	(190,000)	(908,000)
Tax credits and other	93,000	(9,000)
Permanent differences and other	(12,000)	(14,000)
	$(5,000)	$(3,000)

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

ASC 740, “Income Taxes”, requires that the Company reduce its deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is not more likely than not that all or a portion of a deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. Management has determined that it is not more likely than not that the deferred tax asset will be realized. Accordingly as of December 31, 2009 and 2008, the Company had a valuation allowance of approximately $11.4 million and $11.2 million, respectively.

At December 31, 2009 and 2008, the Company had federal net operating loss carryforwards of approximately $17.1 and $17.4 million and state net operating loss carryforwards of approximately $17.4 million and $17.2 million, respectively. The federal and state tax net operating loss carryforwards will begin to expire in 2020 and 2015, respectively.

The future utilization of the Company’s NOL to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.  The Company has not yet determined whether such an ownership change has occurred, however, the Company plans to complete a Section 382 analysis regarding the limitation of the net operating losses and research and development credits. Until this analysis has been completed, the Company has removed the net deferred tax assets associated with the NOL carryforwards before the merger with Sand Hill IT Security Acquisition Corp. (“Sand Hill”), which occurred in October 2005, of approximately $3.0 million from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance. When the Section 382 analysis is completed, the Company plans to update its unrecognized tax benefits under ASC 740-10-25. Therefore, the Company expects that the unrecognized tax benefits may change within 12 months of this reporting date.  At this time, the Company cannot estimate how much the unrecognized tax benefits may change.  Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.  Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company adopted the provisions of ASC 740-10, “Income Taxes – Overall – Recognition”, during fiscal year 2007. The Company did not record any adjustments resulting from the adoption of ASC 740-10.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. There was no interest and penalties recorded for the year ended December 31, 2009.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

7.	Stockholders’ Deficit

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

Reduction of outstanding common shares

In connection with the merger agreement entered into in October 2005 between the Company and Sand Hill, 1,613,999 shares of the Company’s common stock that had been issued as part of the merger consideration were placed with a stockholders’ representative to be held on behalf of the shareholders as of the closing of the merger.  According to the merger agreement and related amendments, these shares were to be released after the merger, pro rata, to shareholders as of the closing of the merger only in the event the closing price of the Company’s stock was $8.50 or more for a specified number of days by July 25, 2009.  In the event that these conditions were not met, these shares would automatically be returned by Sand Hill at no cost. Thereafter such shares would not be considered issued and outstanding for any purpose.  At July 25, 2009, the specified conditions were not met and the 1,613,999 shares of stock were returned to the Company

Warrants

As of December 31, 2009 and December 31, 2008, a total of 1,153,850 and 9,373,850 shares of common stock, respectively, were reserved for issuance for the exercise of warrants at exercise prices ranging from $0.46 to $1.60 per share.  On July 25, 2009, a total of 8,220,000 warrants expired, which were originally connected with its public offering in 2004. There were no warrants granted, exercised, or cancelled during the year ended December 31, 2009. During the year ended December 31, 2008, warrants to purchase an aggregate of 1,053,850 shares of common stock at exercise prices of $0.46 to $0.57 per share were granted and 430,104 warrants expired at December 31, 2008.

The following is a summary of our warrants activity as of December 31, 2009 and changes during fiscal year 2009 and 2008:

	Number of Shares	Per Share Exercise Price Range	Weighted Average Exercise Price
Outstanding warrants - December 31, 2007	8,750,104	$1.19-5.00	$4.86
Granted	1,053,850	0.46-0.57	0.52
Expired and/or cancelled	(430,104)	1.85-2.98	1.86
Outstanding warrants - December 31, 2008	9,373,850	$0.46-5.00	$4.46
Granted	—	—	—
Expired and/or cancelled	(8,220,000)	5.00	5.00
Outstanding warrants - December 31, 2009	1,153,850	$0.46-1.60	$0.62
Warrants exercisable - December 31, 2009	1,153,850	$0.46-1.60	$0.62

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

8.	Warrant Derivative Liability

Effective January 1, 2009, as a result of adopting a new accounting guidance as codified in ASC 815-40 (formerly EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock”), the Company reclassified 463,500 outstanding warrants that were previously classified as equity to a derivative liability.  This reclassification was necessary as the Company determined that certain terms included in these warrant agreements provided for a possible future adjustment to the warrant exercise price, and accordingly, under the provisions of this guidance, these warrants did not meet the criteria for being considered to be indexed to the Company’s stock.  As such, these warrants no longer qualified for the exception to derivative liability treatment provided for in ASC 815-10.  The estimated fair value of warrants upon reclassification at January 1, 2009 was determined to be $41,000. The cumulative effect of the change in accounting for these warrants of $110,000 was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009 based on the difference between the amounts recognized in the consolidated balance sheet before the initial adoption of this guidance and the amounts recognized in the consolidated balance sheet upon the initial adoption application of this guidance.  The amounts recognized in the consolidated balance sheet as a result of the initial application of this guidance on January 1, 2009 were determined based on the amounts that would have been recognized if this guidance had been applied from the issuance date of the warrants.  At December 31, 2009 the estimated fair value of the warrants, which is included in accrued expenses and other current liabilities in the accompanying balance sheet and based on a Black-Scholes option pricing model, was determined to be $19,000.  The change in the estimated fair value of the warrant derivative liability for the year ended December 31, 2009 of $22,000 is included in other income in the accompanying statement of operations.

9.	Fair Value Measurements

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

Financial Instruments Measured at Fair Value on a Recurring Basis

ASC 820 requires disclosure of the level within the fair value hierarchy used by the Company to value financial assets and liabilities that are measured at fair value on a recurring basis. At December 31, 2009 the Company had outstanding warrants to purchase common shares of our stock that are classified as warrant derivative liabilities with a fair value of $19,000.  The warrants are valued using Level 3 inputs because there are significant unobservable inputs associated with them.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

The following table reconciles the warrant derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009:

Balance at January 1, 2009	$41,000
Gain on change in fair value included in other expense (income)	(22,000)
Balance at December 31, 2009	$19,000

10.	Commitments and Contingencies

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

On July 9, 2009, an action was filed in the United States District Court for the Southern District of California by Southwest Technology Innovations LLC (the “Plaintiff”) against the Company and Espion International, Inc., Workgroup Solutions, Inc., SonicWall, Inc., Mirapoint Software, Inc., and Proofpoint, Inc., (collectively the “Defendants”).  In this matter, the Plaintiff's claim against the Company is that the ePrism e-mail filter products, which are manufactured by an unrelated third party and sold by the Company, allegedly infringe upon U.S. Patent No. 6,952,719 entitled “Spam Detector Defeating System” which was issued on October 4, 2005. The Plaintiff is seeking a judgment in Plaintiff's favor, injunctive relief, and an award of unspecified damages. The Company is vigorously defending its interests in this matter.

Operating leases

The Company leases its operating facilities and certain equipment under non-cancelable operating leases with various expiration dates through July 2011. Future minimum payments under operating leases are as follows:

Year Ending December 31,
2010	$1,243,000
2011	4,000
Total	$1,247,000

During September 2008 through September 2009, we subleased a portion of our unused office space to a company. The proceeds from the sublease were used to offset our monthly facilities rent expense.

Facilities rent expense totaled approximately $1.2 million (net of sublease) in 2009 and 2008, respectively. To the extent the Company’s operating leases provide for escalating rents during the term of the lease, the Company recognizes rent expense on a straight line basis based upon the average monthly contractual lease amount.

Included in other assets at December 31, 2009 and 2008 were security deposits related to leased assets of approximately $130,000 and $135,000, respectively.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

Capital leases

The Company leases certain equipment under non-cancelable capital leases, which were included in fixed assets as follows:

	December 31,
	2009	2008
Software	$61,000	$61,000
Computer equipment	156,000	318,000
	217,000	379,000
Less accumulated depreciation	(120,000)	(148,000)
	$97,000	$231,000

Certain capital leases obligations have been fulfilled during 2009. Depreciation expense related to all capitalized lease obligations included in fixed assets was approximately $76,000 during 2009 and 2008, respectively.

Future minimum lease payments are as follows:

Year Ending December 31,
2010	$23,000
Total minimum lease payments	23,000
Less amount representing interest	(1,000)
Present value of minimum lease payments	22,000
Less current portion	(22,000)
Long-term portion	$—

11.	Sales and Revenue Concentration

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

Supplier

The Company has a major vendor that accounted for approximately $4.0 million (35.2%) and $4.7 million (37.1%) of the Company’s total purchases during 2009 and 2008, respectively. At December 31, 2009 and 2008, the amount payable to this vendor was approximately $73,000 and $118,000, respectively. While the Company believes other suppliers are available if the vendor unexpectedly stops supplying the product, the Company could experience an interruption in its ability to supply its customers.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements (Continued)

Sales and revenue

The Company considers itself to operate within one business segment, Secure Content Management (“SCM”). For the years ended December 31, 2009 and 2008, approximately 96% of the Company’s revenue was in North America, the remaining 4% were disbursed over the rest of the world. During 2009 and 2008 there were no individual customers which accounted for more than 10% of the Company’s revenue.

12.	Other Expense (Income)

Asset sale/purchase and license agreements

On January 29, 2007, pursuant to the terms of an Asset Sale and License Agreement signed and effective as of January 4, 2007, by and between the Company and Shavlik Technologies, LLC (“Shavlik”), St. Bernard assigned and sold to Shavlik St. Bernard’s UpdateEXPERT and UpdateEXPERT Premium software applications and related customer and end user license agreements, software, programming interfaces and other intellectual property rights and contracts for an aggregate purchase price of $1.2 million plus 45% of any maintenance renewal fees collected by Shavlik in excess of $1.2 million for renewals invoiced by Shavlik between February 1, 2007 and January 31, 2008 (the “Asset Sale”).  As a result of the sale, the Company realized a gain of $70,000 in the year ended December 31, 2008, primarily due to the relief of liabilities assumed by Shavlik, offset by uncollectible accounts receivable amounts.

On August 14, 2007, pursuant to the terms of a Purchase Agreement signed and effective as of August 13, 2007 , by and between the Company and EVault, Inc., a wholly owned subsidiary of Seagate Technology, Inc., (“EVault”), St. Bernard assigned and sold to EVault St. Bernard’s Open File Manager (the “Product”) software applications, which include all of the rights, title, and interest worldwide of St. Bernard in and to (i) the Product, (ii) the Assumed Contracts, (iii) the St. Bernard Materials, (iv) all St. Bernard Intellectual Property Rights, (v) all claims of St. Bernard against third parties relating to the Purchased Assets, (vi) all data and information that is collected from, or on behalf of, customers of St. Bernard who are party to the Assumed Contracts (the “Customer Base”), the OEM Partners and any Lead, including to the extent that receipt of such information would not violate any applicable Law, (vii) all routing and billing information and components used in connection with the Assumed Contracts, and (viii) all other tangible or intangible assets of St. Bernard used in the Business and necessary for the operation or use of the Product for an aggregate purchase price of $6.9 million.  As a result of the sale, the Company realized a gain of approximately $500,000 during the year ended December 31, 2008.

During the years ended December 31, 2009 and 2008, the Company disposed of fixed assets and realized a loss of approximately $0 and $6,000, respectively.

Other income - net

For the year ended December 31, 2008, other income-net includes a gain on settlement of previously outstanding accounts payable of approximately $468,000.

13.	Subsequent Events

Silicon Valley Bank Loan Amendment

In March 2010, St. Bernard entered into a Sixth Amendment to the Loan and Security Agreement (the “2010 Loan Amendment”) with SVB, amending the Loan and Security Agreement entered into between St. Bernard and SVB on May 11, 2007. Pursuant to the terms of the Loan Amendment, among other things, SVB (i) increased the revolving line balance to $2.3 million (from $2.0 million), (ii) decreased the interest rate on the revolving line of credit to 2.0% (from 3.5%) over the greater of the SVB prime rate or 6.0% (from 7.5%), (iii) modified the tangible net worth covenant to no less than negative eighteen million dollars ($18,000,000) at all times, increasing quarterly by fifty percent (50%) of net income and monthly by fifty percent (50%) of issuances of equity after January 31, 2010 and the principal amount of subordinated debt received after January 31, 2010, (iv) modified the borrowing base to eighty percent (80%) of eligible accounts, and (v) extended the revolving line maturity date to May 15, 2011.

In addition, the Loan Amendment provides for two additional term loan facilities totaling $500,000 that can only be used to repay indebtedness owing from the Company to Partners for Growth.  Term Loan A, in the amount of $300,000, accrues interest at a floating per annum rate equal to the greater of two percentage points (2.00%) above the SVB prime rate or six percent (6.00%).  Term Loan B, in the amount of $200,000, accrues interest at a floating per annum rate equal to the greater of three and one half percentage points (3.50%) above the SVB prime rate or seven and one half percent (7.50%).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. BERNARD SOFTWARE, INC.

Dated: March 26, 2010	By:	/s/ Louis E. Ryan
Louis E. Ryan
Chief Executive Officer and Chairman of the Board of Directors

 In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis E. Ryan Louis E. Ryan	Chief Executive Officer and Chairman of the Board of Directors	March 26, 2010

/s/ Thalia Gietzen Thalia Gietzen	VP of Finance	March 26, 2010

/s/ Humphrey P. Polanen Humphrey P. Polanen	Director	March 26, 2010

/s/ Bart A.M. Van Hedel Bart A.M. Van Hedel	Director	March 26, 2010