Form 10-Q
period 2010-03-31
ST. BERNARD SOFTWARE, INC.
filed 2010-05-07
CIK 1288496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

The registrant had 13,391,439 shares of its common stock, par value $0.01 per share, outstanding at May 7, 2010.

ST. BERNARD SOFTWARE, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

St. Bernard Software, Inc.

Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)

Assets

Current Assets
Cash and cash equivalents	$2,786,000	$2,454,000
Accounts receivable - net of allowance for doubtful accounts of
$12,000 and $13,000 at March 31, 2010 and December 31, 2009, respectively	2,780,000	2,534,000
Inventories - net	216,000	242,000
Prepaid expenses and other current assets	322,000	335,000

Total current assets	6,104,000	5,565,000

Fixed Assets - Net	510,000	564,000

Other Assets	398,000	148,000

Goodwill	7,568,000	7,568,000
Total Assets	$14,580,000	$13,845,000

Liabilities and Stockholders’ Deficit

Current Liabilities
Short-term borrowings	$2,350,000	$2,250,000
Accounts payable	915,000	817,000
Accrued compensation	948,000	834,000
Accrued expenses and other current liabilities	748,000	597,000
Warranty liability	193,000	192,000
Current portion of capitalized lease obligations	-	22,000
Deferred revenue	10,145,000	10,209,000

Total current liabilities	15,299,000	14,921,000

Deferred Revenue	8,165,000	7,708,000
Total liabilities	23,464,000	22,629,000

Commitments and Contingencies (Note 10)

Stockholders’ Deficit
Preferred stock, $0.01 par value; 5,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized;
13,391,439 and 13,319,991 shares issued and outstanding at
March 31, 2010 and December 31, 2009, respectively	133,000	132,000
Additional paid-in capital	40,822,000	40,774,000
Accumulated deficit	(49,839,000)	(49,690,000)
Total stockholders’ deficit	(8,884,000)	(8,784,000)
Total Liabilities and Stockholders’ Deficit	$14,580,000	$13,845,000

 See accompanying notes to the consolidated financial statements.

	St. Bernard Software, Inc.

Unaudited Consolidated Statements of Operations

	Three months ended March 31,
	2010	2009

Revenues
Subscription	$3,496,000	$3,689,000
Appliance	883,000	754,000
License	9,000	6,000
Total Revenues	4,388,000	4,449,000

Cost of Revenues

Subscription	393,000	461,000
Appliance	600,000	536,000
License	2,000	2,000
Total Cost of Revenues	995,000	999,000

Gross Profit	3,393,000	3,450,000

Sales and marketing expenses	1,730,000	1,660,000
Research and development expenses	788,000	1,148,000
General and administrative expenses	985,000	1,194,000
Total Operating Expenses	3,503,000	4,002,000

Loss from Operations	(110,000)	(552,000)

Other Expense (Income)
Interest expense - net	41,000	92,000
Other income - net	(2,000)	(16,000)
Total Other Expense	39,000	76,000
Loss Before Income Taxes	(149,000)	(628,000)

Income tax expense	-	(5,000)
Net Loss	$(149,000)	$(633,000)
Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.04)
Weighted Average Shares Outstanding - Basic and Diluted	13,388,264	14,837,699

See accompanying notes to the consolidated financial statements.

St. Bernard Software, Inc.

Unaudited Consolidated Statement of Stockholders' Deficit

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2009	13,319,991	$132,000	$40,774,000	$(49,690,000)	$(8,784,000)
Common stock issued under the employee stock purchase plan	71,448	1,000	11,000	-	12,000
Stock-based compensation expense	-	-	37,000	-	37,000
Net loss	-	-	-	(149,000)	(149,000)
Balance at March 31, 2010	13,391,439	$133,000	$40,822,000	$(49,839,000)	$(8,884,000)

See accompanying notes to the consolidated financial statements.

St. Bernard Software, Inc.

Unaudited Consolidated Statements of Cash Flows

	Three months ended March 31,
	2010	2009

Cash Flows From Operating Activities
Net loss	$(149,000)	$(633,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85,000	104,000
Allowance for doubtful accounts	(1,000)	(2,000)
Gain on change in fair value of warrant derivative liability	(2,000)	(16,000)
Stock-based compensation expense	37,000	357,000
Noncash interest expense	15,000	38,000
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(245,000)	573,000
Inventories	26,000	(73,000)
Prepaid expenses and other assets	(252,000)	(421,000)
Accounts payable	98,000	267,000
Accrued expenses and other current liabilities	153,000	30,000
Accrued compensation	114,000	(410,000)
Warranty liability	1,000	(16,000)
Deferred revenue	393,000	(461,000)
Net cash provided (used) by operating activities	273,000	(663,000)

Cash Flows From Investing Activities
Purchases of fixed assets	(31,000)	(63,000)
Net cash used by investing activities	(31,000)	(63,000)

Cash Flows From Financing Activities
Proceeds from the sales of stock under the employee stock purchase plan	12,000	9,000
Principal payments on capitalized lease obligations	(22,000)	(42,000)
Net increase (decrease) in short-term borrowings	100,000	(362,000)
Net cash (used) provided by financing activities	90,000	(395,000)
Net Increase (Decrease) in Cash and Cash Equivalents	332,000	(1,121,000)
Cash and Cash Equivalents at Beginning of Period	2,454,000	2,051,000
Cash and Cash Equivalents at End of Period	$2,786,000	$930,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$17,000	$34,000
Income taxes	$-	$3,000

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

 Basis of presentation

The consolidated balance sheet as of March 31, 2010, the consolidated statements of operations for the three months ended March 31, 2010 and 2009, the consolidated statement of stockholders’ deficit for the three months ended March 31, 2010, and the consolidated statements of cash flows for the three months ended March 31, 2010 and 2009, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and applicable sections of Regulation S-X.  The interim financial statements reflect all adjustments which are, in the opinion of management, necessary to make the financial statements not misleading. The consolidated balance sheet as of December 31, 2009 was derived from the Company’s audited financial statements. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2010. These consolidated financial statements should be read in conjunction with the Company’s December 31, 2009 consolidated financial statements and notes thereto included in the Company’s Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 26, 2010.

The accompanying consolidated financial statements include the accounts of the Company and those of our inactive wholly-owned European and Australian subsidiaries which were closed in 2007. All inter-company balances and transactions have been eliminated in consolidation.

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

Liquidity

As of March 31, 2010, the Company had approximately $2.8 million in cash and cash equivalents and a working capital deficit of $9.2 million.  Approximately $10.1 million of our current liability balance at March 31, 2010 consisted of deferred revenues, which represents amounts that are expected to be amortized into revenue as they are earned in future periods.  For the three months ended March 31, 2010, the Company incurred a net loss of $149,000, and through March 31, 2010 has recorded a cumulative net loss of $49.8 million.  For the three months ended March 31, 2010 cash provided by operating activities was $273,000.

In an effort to achieve profitability, the Company has made and continues to make substantial changes to the cost structure of its business. These changes include monitoring headcount to be in line with the current size of its business, renegotiating vendor contracts, and refocusing its marketing strategy around its core business. These efforts contributed to a significant reduction in the Company’s net loss and the positive cash flow from operating activities in 2010.  As described at Note 4, the Company has existing credit facilities with Silicon Valley Bank (“SVB”) and Partners for Growth, LP (“PFG”), under which there is borrowing availability of $640,000 and $750,000, respectively, as of March 31, 2010.

 The Company believes that its existing cash resources, combined with projected collections on billings, and borrowing availability under existing credit facilities, will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected collections will be achieved or the improvement in operating results or cash flows from operating activities will continue. In the event cash flow from operating activities and additional borrowings under existing credit facilities are not sufficient, the Company may require additional sources of financing in order to maintain its current operations. These additional sources of financing may include public or private offerings of equity or debt securities. In the current capital environment, no assurance can be given that additional sources of financing will be available on acceptable terms, on a timely basis, or at all.

Basic and diluted loss per common share

Basic loss per common share is calculated by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period.  The Company computes diluted loss per common share by dividing the net loss for the period by the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and warrants (See Notes 2 and 4). Dilutive stock options and dilutive warrants are calculated based on the average share price for each fiscal period using the treasury stock method which assumes that the proceeds from the exercise of outstanding options and warrants are used to purchase common stock at market value.   There was no dilutive effect calculated for three months ended March 31, 2010 and 2009 as the Company reported a net loss in each period and as such the inclusion of dilutive potential common shares would have been anti-dilutive.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, credit facility agreements, capital lease agreements and warrant liability.  The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their respective carrying values due to the short-term maturities of these instruments. The fair value of the Company’s obligations under its line of credit and capital leases approximates their carrying value as the stated interest rates of these instruments reflect rates which are otherwise currently available to the Company. The fair value of warrant instruments classified as liabilities is measured at each reporting period, and the corresponding change in fair value is recorded in current earnings (See Notes 5 and 6).

Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.

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

Other new accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial statements.

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

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements

In 2005, the Company adopted the St. Bernard Software 2005 Stock Option Plan (the “2005 Plan”). Under the 2005 Plan, the Company has the ability to grant 3,074,215 shares of its common stock to employees and others. The 2005 Plan permits the grant of incentive stock options and non-qualified stock options. The exercise price of options granted under the 2005 Plan can generally not be less than the fair market value of the Company’s common stock on the date of grant. If any of the granted options expire or terminate for any reason without having been exercised in full, the unpurchased shares shall again be available for purposes of this Plan. During the three months ended March 31, 2010 and 2009, no options were exercised and 93,982 and 307,222 options were forfeited, respectively.  As of March 31, 2010, the Company had 2,622,567 option shares outstanding and 451,648 option shares available for issuance under the 2005 Plan.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected life of the stock options granted, the expected stock price volatility factor, and the pre-vesting option forfeiture rate. The fair value of options granted during the three months ended March 31, 2010 and 2009 was calculated using the Black-Scholes option pricing model using the valuation assumptions in the table below. The Company estimates the expected life of stock options granted based upon management’s consideration of the historical life of the options and the vesting and contractual period of the options granted. The Company estimates the expected volatility factor based on the weighted average of the historical volatility of three publicly traded surrogates of the Company and the Company’s implied volatility from its common stock price. The Company applies its risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The Company has no history or expectation of paying any cash dividends on its common stock.  Forfeitures are estimated based on historical experience.

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
Average expected life (years)	6.5	6.5
Average expected volatility	49.9%	74.1%
Average risk-free interest rate	3.8%	2.6%
Average expected dividend yield	0	0

Total stock-based compensation expense was approximately $37,000 and $357,000 for the three months ended March 31, 2010 and 2009, respectively. The decrease in stock-based compensation expense was mainly due to the expiring options for a former executive officer of the Company. The stock-based compensation expenses were charged to operating expenses. The effect on loss per share as a result of the stock based compensation expense was approximately $0.00 and $0.02 for the three months ended March 31, 2010 and 2009, respectively. The tax effect was immaterial.

The following is a summary of stock option activity under the Plans as of December 31, 2009 and changes during the three months ended March 31, 2010:

	Number of Shares Outstanding	Weighted Average Exercise Price

Options outstanding at December 31, 2009	2,455,049	$0.22
Granted	261,500	$0.20
Exercised	—	$—
Forfeited	(93,982)	$0.25
Options outstanding at March 31, 2010	2,622,567	$0.22
Options exercisable at March 31, 2010	1,125,440	$0.24

Additional information regarding options outstanding as of March 31, 2010 is as follows:

Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.14	5,000	9.96	$0.14	—	$—
$0.15	192,000	9.01	$0.15	50,416	$0.15
$0.16	292,750	9.72	$0.16	—	$—
$0.18	33,000	9.88	$0.18	—	$—
$0.19	9,500	9.05	$0.19	2,507	$0.19
$0.20	395,000	9.44	$0.20	55,555	$0.20
$0.22	103,000	9.83	$0.22	5,554	$0.22
$0.24	240,000	9.58	$0.24	20,000	$0.24
$0.25	1,346,317	7.38	$0.25	991,408	$0.25
$0.26	6,000	9.48	$0.26	—	$—
	2,622,567	8.42	$0.22	1,125,440	$0.24

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2010 was approximately $22,000 and $3,000, respectively. The aggregate intrinsic value represents the total intrinsic value based upon the stock price of $0.20 at March 31, 2010. There was no aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2009 based on a stock price of $0.13 at March 31, 2009.

As of March 31, 2010, there was approximately $236,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the option plans. The cost is expected to be recognized over a weighted average period of 2.22 years.

3. Credit Facilities

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

In March 2010, the SVB Loan Agreement was amended. Pursuant to the terms of the Loan Amendment, among other things, SVB (i) increased the revolving line balance to $2.3 million (from $2.0 million), (ii) decreased the interest rate on the revolving line of credit to 2.0% (from 3.5%) over the greater of the SVB prime rate or 6.0% (from 7.5%), (iii) modified the tangible net worth covenant to no less than negative eighteen million dollars ($18,000,000) at all times, increasing quarterly by fifty percent (50%) of net income and monthly by fifty percent (50%) of issuances of equity after January 31, 2010 and the principal amount of subordinated debt received after January 31, 2010, (iv) modified the borrowing base to eighty percent (80%) of eligible accounts, and (v) extended the revolving line maturity date to May 15, 2011.  At March 31, 2010, total availability under the SVB Loan Agreement was $2.2 million, of which $1.6 million was outstanding, with an applicable interest rate was 6.0%. The Company was in compliance with the above stated covenants and restrictions. The obligations under the SVB Loan Agreement are secured by substantially all of St. Bernard’s assets.

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

In connection with the execution of a previous SVB Loan Amendment dated January 25, 2008, St. Bernard issued warrants to SVB which allows SVB to purchase up to 140,350 shares of our common stock at an exercise price of $0.57 per share. The warrants expire on the seventh anniversary of their issue date. We recorded deferred debt issuance costs in the amount of $58,000, based on the estimated fair value allocated to the warrants using the following assumptions; 75.35% volatility, risk free interest rate of 3.61%, an expected life of seven years and no dividends.  Amortization of the debt issuance costs, including amounts recorded as a debt discount for warrants previously issued, for the three months ended March 31, 2010 and 2009, which is being recorded as interest expense, was approximately $0 and $23,000, respectively. Furthermore, St. Bernard agreed to grant SVB certain piggyback registration rights with respect to the shares of common stock underlying the warrants.

Partners for Growth II, LP (“PFG”)

On July 21, 2008, the Company entered into a Loan Agreement with PFG (the “PFG Loan Agreement”), which became effective on July 23, 2008 and which provides for a credit facility not to exceed $1.5 million, subject to a borrowing base formula. The PFG Loan Agreement was subsequently amended on February 27, 2009.  The annual interest rate on the PFG Loan is set at the Prime Rate, quoted by SVB as its Prime Rate, plus 3% (the “Applicable Rate”).  At March 31, 2010, the effective interest rate was 7%. The PFG Loan Agreement will terminate on July 20, 2010, on which date all principal, interest and other outstanding monetary obligations must be repaid to PFG. The obligations under the PFG Loan Agreement are secured by a security interest in collateral comprised of substantially all of St. Bernard’s assets, subordinated to the SVB Loan Agreement.

The PFG Loan Agreement contains affirmative, negative and financial covenants customary for credit facilities of this type, including, among other things, limitations on indebtedness, liens, sales of assets, mergers, investments, and dividends.  The PFG Loan Agreement also requires that St. Bernard maintain a Modified Net Income (as defined in the PFG Loan Agreement) greater than zero. PFG eliminated the Modified Net Income covenant for the reporting periods ending February 28, 2009 and March 31, 2009. The PFG Loan Agreement contains events of default customary for credit facilities of this type (with customary grace or cure periods, as applicable) and provides that upon the occurrence and during the continuance of an event of default, among other things, the interest rate on all borrowings will be increased, the payment of all borrowings may be accelerated, PFG’s commitments may be terminated and PFG shall be entitled to exercise all of its rights and remedies, including remedies against collateral.  At March 31, 2010, the Company was in compliance with the above stated covenants.

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements

In connection with the execution of the PFG Loan Agreement, St. Bernard received approximately $1,000 from PFG, and as a result, issued a warrant to PFG on July 21, 2008 (the “Warrant”), which allows PFG to purchase up to 450,000 shares of St. Bernard common stock at an exercise price equal to $0.46 per share. The Warrant expires on July 20, 2013.  The Company recorded deferred debt issuance costs in the amount of $125,000, based on the estimated fair value allocated to the warrants using the following assumptions; 69.07% volatility, risk free interest rate of 4.09%, an expected life of five years and no dividends. Amortization of the debt issuance costs for the three months ended March 31, 2010 and 2009, which is being recorded as interest expense, was approximately $15,000 and $16,000, respectively.  As of March 31, 2010, total availability under the PFG Loan Agreement was $1.5 million, of which $750,000 was outstanding.

4. Stockholders’ Deficit

Warrants

As of March 31, 2010 and December 31, 2009, a total of 1,153,850 shares of common stock were reserved for issuance for the exercise of warrants at exercise prices ranging from $0.46 to $1.60 per share.  There were no warrants granted, exercised, or cancelled during the three months ended March 31, 2010.

The following is a summary of our warrants activity as of December 31, 2009 and changes during the three months ended March 31, 2010:

	Number of Shares	Per Share Exercise Price Range	Weighted Average Exercise Price
Outstanding warrants - December 31, 2009	1,153,850	$0.46-1.60	$0.62
Granted	—	—	—
Expired and/or cancelled	—	—	—
Outstanding warrants – March 31, 2010	1,153,850	$0.46-1.60	$0.62
Warrants exercisable - March 31, 2010	1,153,850	$0.46-1.60	$0.62

5. Warrant Derivative Liability

At March 31, 2010, there were 463,500 warrants classified as a derivative liability pursuant to accounting guidance as codified in ASC 815-40 (formerly EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock”).  At March 31, 2010 the estimated fair value of the warrants, which is included in accrued expenses and other current liabilities in the accompanying balance sheet,  was determined based on a Black-Scholes option pricing model, to be $17,000 (See Note 6).  The change in the estimated fair value of the warrant derivative liability for the three months ended March 31, 2010 of $2,000 is included in other income in the accompanying statement of operations.

6.  Fair Value Measurements

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

St. Bernard Software, Inc.

Notes to Consolidated Financial Statements

Financial Instruments Measured at Fair Value on a Recurring Basis

ASC 820 requires disclosure of the level within the fair value hierarchy used by the Company to value financial assets and liabilities that are measured at fair value on a recurring basis. At March 31, 2010 the Company had outstanding warrants to purchase common shares of our stock that are classified as warrant derivative liabilities with a fair value of $17,000.  The warrants are valued using the Black-Scholes option pricing model using the valuation assumptions in the table below.

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
Remaining life (years)	4.8	5.8
Expected volatility	49.9%	78.6%
Risk-free interest rate	3.8%	2.7%
Expected dividend yield	0	0
Stock price	$0.20	$0.13

The following table reconciles the warrant derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010:

Balance at December 31, 2009	$19,000
Gain on change in fair value included in other income	(2,000)
Balance at March 31, 2010	$17,000

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

Our customers include approximately 6,000 enterprises, educational institutions, small and medium businesses, and government agencies. Customers can purchase our solutions directly from us, through our 1-tier and 2-tier reseller network, and through OEMs. Appliance purchases typically consist of an initial hardware purchase and maintenance subscription. Our primary customers are IT managers, directors, and administrators.

Our Financial Results

We reported revenues of $4.4 million for the three months ended March 31, 2010 and 2009; a net loss for the three months ended March 31, 2010 of $149,000, compared to a net loss of $633,000 for the same period in 2009; and net basic and diluted loss per share for the three months ended March 31, 2010 of $0.01, compared to a net basic and diluted loss per share of $0.04 reported in the same period in 2009. The decrease in the basic and diluted loss per share was primarily attributable to a decrease in operating expenses of approximately $499,000 for the three months ended March 31, 2010 compared to the same period in 2009.

Cash provided by operations increased $936,000 to $273,000 for the three months ended March 31, 2010 compared to cash used by operations of $663,000 for the same period in 2009. The net increase in the cash provided by operations was due primarily to lower operating losses.

In March 2010, we amended our line of credit agreement with SVB which was established on May 15, 2007. See the section below titled “Credit Facilities” for the terms of the original and amended agreement with SVB. The outstanding balance on the line of credit with SVB was $1.6 million as of March 31, 2010.

During the three months ended March 31, 2010, we continued to invest in product development. Our efforts have been directed toward new feature enhancements as well as the continual improvement of our SWG appliances. Our development efforts were primarily focused on delivering additional security features for our product lines while employing a cost-reduction strategy.

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

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” located within our 10-K filed on March 26, 2010 for the year ended December 31, 2009 for further discussion of our  “Summary of Significant Accounting Policies and Estimates”. There have been no material changes to these accounting policies during the three months ended March 31, 2010.

Results of Operations

Comparisons of the Three Months Ended March 31, 2010 and 2009 (in thousands, except percentages)

Revenues

	For the
	Three Months Ended
	March 31,
	2010	2009	% Change
Total revenues	$4,388	$4,449	(1.4)%

Revenues decreased $61,000 for the three months ended March 31, 2010, compared to the same period in 2009 primarily as a result of a decrease of $193,000 in subscription revenues, offset by an increase of $129,000 in appliance revenues. See the discussion of changes in subscription and appliance revenues below.

Subscription Revenues

	For the
	Three Months Ended
	March 31,
	2010	2009	% Change
Subscription revenues	$3,496	$3,689	(5.2)%

As a percentage of total revenues	79.7%	82.9%

For the three months ended March 31, 2010 our subscription revenues decreased approximately $193,000 compared to the same period in 2009. This decrease is mainly the result of pricing pressures to discount our subscription products to continue to remain competitive in the current economy. The subscription renewal rates for our products range from 75% to 85%.

Appliance Revenues

	For the
	Three Months Ended
	March 31,
	2010	2009	% Change
Appliance revenues	$883	$754	17.1%

As a percentage of total revenues	20.1%	16.9%

For the three months ended March 31, 2010, appliance revenues increased approximately $129,000 compared with the respective period in 2009. This increase, as well as the increase of 3.2% in gross margin, is due to a noticeable shift towards our higher-end models by our customers as a result of increased bandwidth needs.  We expect this increase to continue as the need for additional bandwidth continues to increase.

Cost of Revenues

	For the
	Three Months Ended
	March 31,
	2010	2009	% Change
Total cost of revenues	$995	$999	(0.4)%

Gross margin percentage	77.3%	77.5%

 Cost of revenues consist primarily of the cost of contract manufactured hardware, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Total cost of revenues decreased slightly for the three months ended March 31, 2010 compared to the same period in 2009. See the discussion of changes in the cost of subscription and appliance revenues below.

Cost of Subscription Revenues

	For the
	Three Months Ended
	March 31,
	2010	2009	% Change
Cost of subscription revenues	$393	$461	(14.8)%

Gross margin percentage	88.8%	87.5%

The cost of subscription revenues includes the technical support group.  The decrease of $68,000 for three months ended March 31, 2009 to the same period in 2010 is mainly due to a reclassification of the expense related to our iGuard product from the cost of subscription revenues to research and development expense.

Cost of Appliance Revenues

	For the
	Three Months Ended
	March 31,
	2010	2009	% Change
Cost of appliance revenues	$600	$536	11.9%

Gross margin percentage	32.0%	28.9%

The cost of appliance revenues, which includes contract manufactured equipment, packaging and freight, increased $64,000 for the three months ended March 31, 2010 compared to the same period in 2009. This increase, as well as the increase of 3.1% in gross margin, is due to a noticeable shift towards our higher-end models by our customers as a result of increased bandwidth needs.  We expect this increase to continue as the need for additional bandwidth continues to increase.

Sales and Marketing Expense

	For the
	Three Months Ended
	March 31,
	2010	2009	% Change
Sales and marketing expense	$1,730	$1,660	4.2%

As a percentage of total revenues	39.4%	37.3%

Sales and marketing expense consists primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the three months ended March 31, 2010 sales and marketing expense increased 4.2%, or approximately $70,000, over the same period in 2009.

 Research and Development Expense

	For the
	Three Months Ended
	March 31,
	2010	2009	% Change
Research and development expense	$788	$1,148	(31.4)%

As a percentage of total revenues	18.0%	25.8%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The decrease of $360,000 for the three months ended March 31, 2010 compared to the same period in 2009 was primarily the result of a net decrease in compensation costs.  During 2009, after making the decision to move research and development in-house, the Company modified its consulting agreement with Softworks Group Pty Ltd.  The transition from outside consulting to in-house occurred during the latter half of 2009 and into 2010, resulting in a significant decrease in consulting expenses.

Management believes that a significant investment in research and development is required to remain competitive and we expect to continue to invest in research and development activities.

General and Administrative Expense

	For the
	Three Months Ended
	March 31,
	2010	2009	% Change
General and administrative expense	$985	$1,194	(17.5)%

As a percentage of total revenues	22.4%	26.8%

General and administrative expenses, which consist primarily of salaries and related benefits, and fees for professional services, such as legal and accounting services, decreased approximately $209,000 for the three months ended March 31, 2010, compared to the same period in 2009. The most significant decreases during the current quarter included decreases in stock-based compensation expenses of $319,000, offset by an increase in compensation and consulting expenses of approximately $58,000. The decrease in stock-based compensation expenses was mainly attributable to the cancellation of stock options originally granted to the Company's former CEO.

 Interest and Other Income, Net

	For the
	Three Months Ended
	March 31,
	2010	2009	% Change
Interest and other income, net	$39	$76	(48.7)%

As a percentage of total revenues	0.9%	1.7%

Interest and other income, net, includes interest expense, interest income, and other income. The decrease for the three months ended March 31, 2010 over the same period in 2009 was due to a decrease in short-term borrowings.

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

Liquidity and Capital Resources

Cash Flows

Our largest source of operating cash flows is cash receipts from our customers from purchases of products, subscription, maintenance and technical support.  Our standard payment terms for both subscription and support invoices are net 30 days from the date of invoice but from time to time we enter into payment terms that are greater than 30 days.  The recurring subscription portion of our business provides predictable cash flow but new sales fluctuate due to seasonal buying behavior and sales and marketing effectiveness.  Our primary uses of cash for operating activities include cost associated with appliance sales and appliance warranty, costs to maintain our subscription services, personnel, facilities, sales and marketing, research and development, and general and administrative expenses.

Cash provided by operations was $273,000 for the three months ended March 31, 2010 and cash used by operations was $663,000 for the same period in 2009. The net decrease in use of cash was due primarily to lower operating losses.

For the three months ended March 31, 2010 and 2009, cash used in investing activities was $31,000 and $63,000, respectively, for purchases of fixed assets.

Cash flows provided by financing activities for the three months ended March 31, 2010 was $90,000 and cash used by financing activities for the same period in 2009 was $395,000. The increase in cash provided by financing was primarily due to the net increase in short-term borrowings.

As a result of the foregoing, the net increase in cash and cash equivalents was $332,000 for the three months ended March 31, 2010 as compared to a net decrease in cash of approximately $1.1 million for the comparable period in 2009.

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

In March 2010, the SVB Loan Agreement was amended. Pursuant to the terms of the Loan Amendment, among other things, SVB (i) increased the revolving line balance to $2.3 million (from $2.0 million), (ii) decreased the interest rate on the revolving line of credit to 2.0% (from 3.5%) over the greater of the SVB prime rate or 6.0% (from 7.5%), (iii) modified the tangible net worth covenant to no less than negative eighteen million dollars ($18,000,000) at all times, increasing quarterly by fifty percent (50%) of net income and monthly by fifty percent (50%) of issuances of equity after January 31, 2010 and the principal amount of subordinated debt received after January 31, 2010, (iv) modified the borrowing base to eighty percent (80%) of eligible accounts, and (v) extended the revolving line maturity date to May 15, 2011.  At March 31, 2010, total availability under the SVB Loan Agreement was $2.2 million, of which $1.6 million was outstanding, with an applicable interest rate was 6.0%. The Company was in compliance with the above stated covenants and restrictions. The obligations under the SVB Loan Agreement are secured by substantially all of St. Bernard’s assets.

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

In connection with the execution of a previous SVB Loan Amendment dated January 25, 2008, St. Bernard issued warrants to SVB which allows SVB to purchase up to 140,350 shares of our common stock at an exercise price of $0.57 per share. The warrants expire on the seventh anniversary of their issue date. We recorded deferred debt issuance costs in the amount of $58,000, based on the estimated fair value allocated to the warrants using the following assumptions; 75.35% volatility, risk free interest rate of 3.61%, an expected life of seven years and no dividends.  Amortization of the debt issuance costs, including amounts recorded as a debt discount for warrants previously issued, for the three months ended March 31, 2010 and 2009, which is being recorded as interest expense, was approximately $0 and $23,000, respectively. Furthermore, St. Bernard agreed to grant SVB certain piggyback registration rights with respect to the shares of common stock underlying the warrants.

Partners for Growth II, LP

On July 21, 2008, the Company entered into a Loan Agreement with PFG (the “PFG Loan Agreement”), which became effective on July 23, 2008 and which provides for a credit facility not to exceed $1.5 million, subject to a borrowing base formula. The PFG Loan Agreement was subsequently amended on February 27, 2009.  The annual interest rate on the PFG Loan is set at the Prime Rate, quoted by SVB as its Prime Rate, plus 3% (the “Applicable Rate”).  At March 31, 2010, the effective interest rate was 7%. The PFG Loan Agreement will terminate on July 20, 2010, on which date all principal, interest and other outstanding monetary obligations must be repaid to PFG. The obligations under the PFG Loan Agreement are secured by a security interest in collateral comprised of substantially all of St. Bernard’s assets, subordinated to the SVB Loan Agreement.

The PFG Loan Agreement contains affirmative, negative and financial covenants customary for credit facilities of this type, including, among other things, limitations on indebtedness, liens, sales of assets, mergers, investments, and dividends.  The PFG Loan Agreement also requires that St. Bernard maintain a Modified Net Income (as defined in the PFG Loan Agreement) greater than zero. PFG eliminated the Modified Net Income covenant for the reporting periods ending February 28, 2009 and March 31, 2009. The PFG Loan Agreement contains events of default customary for credit facilities of this type (with customary grace or cure periods, as applicable) and provides that upon the occurrence and during the continuance of an event of default, among other things, the interest rate on all borrowings will be increased, the payment of all borrowings may be accelerated, PFG’s commitments may be terminated and PFG shall be entitled to exercise all of its rights and remedies, including remedies against collateral.  At March 31, 2010, the Company was in compliance with the above stated covenants.

In connection with the execution of the PFG Loan Agreement, St. Bernard received approximately $1,000 from PFG, and as a result, issued a warrant to PFG on July 21, 2008 (the “Warrant”), which allows PFG to purchase up to 450,000 shares of St. Bernard common stock at an exercise price equal to $0.46 per share. The Warrant expires on July 20, 2013.  The Company recorded deferred debt issuance costs in the amount of $125,000, based on the estimated fair value allocated to the warrants using the following assumptions; 69.07% volatility, risk free interest rate of 4.09%, an expected life of five years and no dividends. Amortization of the debt issuance costs for the three months ended March 31, 2010 and 2009, which is being recorded as interest expense, was approximately $15,000 and $16,000, respectively.  As of March 31, 2010, total availability under the PFG Loan Agreement was $1.5 million, of which $750,000 was outstanding.

Liquidity

As of March 31, 2010, the Company had approximately $2.8 million in cash and cash equivalents and a working capital deficit of $9.2 million.  Approximately $10.1 million of our current liability balance at March 31, 2010 consisted of deferred revenues, which represents amounts that are expected to be amortized into revenue as they are earned in future periods.  For the three months ended March 31, 2010, the Company incurred a net loss of $149,000, and through March 31, 2010 has recorded a cumulative net loss of $49.8 million.  For the three months ended March 31, 2010 cash provided by operating activities was $273,000.

During March 2010, the Company and SVB entered into an amendment to the credit facility which, among other things, SVB (i) increased the revolving line balance to $2.3 million (from $2.0 million), (ii) decreased the interest rate on the revolving line of credit to 2.0% (from 3.5%) over the greater of the SVB prime rate or 6.0% (from 7.5%), (iii) modified the tangible net worth covenant to no less than negative eighteen million dollars ($18,000,000) at all times, increasing quarterly by fifty percent (50%) of net income and monthly by fifty percent (50%) of issuances of equity after January 31, 2010 and the principal amount of subordinated debt received after January 31, 2010, (iv) modified the borrowing base to eighty percent (80%) of eligible accounts, and (v) extended the revolving line maturity date to May 15, 2011.  In addition, the Loan Amendment provides for two additional term loan facilities totaling $500,000 that can only be used to repay indebtedness owing from the Company to Partners for Growth.  Term Loan A, in the amount of $300,000, accrues interest at a floating per annum rate equal to the greater of two percentage points (2.00%) above the SVB prime rate or six percent (6.00%).  Term Loan B, in the amount of $200,000, accrues interest at a floating per annum rate equal to the greater of three and one half percentage points (3.50%) above the SVB prime rate or seven and one half percent (7.50%) (See Note 3).

 The Company believes that its existing cash resources, combined with projected collections on billings, and borrowing availability under existing credit facilities, will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected collections will be achieved or the improvement in operating results or cash flows from operating activities will continue. In the event cash flow from operating activities and additional borrowings under existing credit facilities are not sufficient, the Company may require additional sources of financing in order to maintain its current operations. These additional sources of financing may include public or private offerings of equity or debt securities. In the current capital environment, no assurance can be given that additional sources of financing will be available on acceptable terms, on a timely basis, or at all.

Off-Balance Sheet Arrangements

Except for the commitments arising from our operating lease arrangements, we have no other off-balance sheet arrangements that are reasonably likely to have a material effect on our financial statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, these forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements. For a summary of such risks and uncertainties, please see Risk Factors located in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 26, 2010.

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

Item 4.  [Reserved]

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

10.1
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

10.3
St. Bernard Software, Inc. 2006 Recruitment Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2006).

10.4
Loan and Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated May 11, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2007).

10.5
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

10.8
Fifth Amendment to Loan and Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated February 27, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009).

10.9
First Amendment to Loan Agreement between St. Bernard Software, Inc. and Partners for Growth II, L.P. dated February 27, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009).

10.10*
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

10.12*
Amended Employment Agreement between St. Bernard Software, Inc. and Louis E. Ryan executed January 19, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2010).

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

ST. BERNARD SOFTWARE, INC.

Dated: May 7, 2010	By:	/s/ Louis E. Ryan
Louis E. Ryan Chief Executive Officer and Chairman of the Board of Directors