Form 10-Q
period 2010-06-30
ST. BERNARD SOFTWARE, INC.
filed 2010-08-16
CIK 1288496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The registrant had 15,848,877 shares of its common stock, par value $0.01 per share, outstanding at August 16, 2010.

ST. BERNARD SOFTWARE, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

St. Bernard Software, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)

Assets

Current Assets
Cash and cash equivalents	$2,621,000	$2,454,000
Accounts receivable - net of allowance for doubtful accounts of
$12,000 and $13,000 at June 30, 2010 and December 31, 2009, respectively	3,461,000	2,534,000
Inventories - net	471,000	242,000
Prepaid expenses and other current assets	297,000	335,000

Total current assets	6,850,000	5,565,000

Fixed Assets - Net	444,000	564,000

Other Assets	406,000	148,000

Goodwill	7,568,000	7,568,000
Total Assets	$15,268,000	$13,845,000

Liabilities and Stockholders’ Deficit

Current Liabilities
Short-term borrowings	$2,550,000	$2,250,000
Accounts payable	1,170,000	817,000
Accrued compensation	1,012,000	834,000
Accrued expenses and other current liabilities	604,000	597,000
Warranty liability	191,000	192,000
Capitalized lease obligations	-	22,000
Deferred revenue	10,111,000	10,209,000

Total current liabilities	15,638,000	14,921,000

Deferred Revenue	8,889,000	7,708,000
Total liabilities	24,527,000	22,629,000

Stockholders’ Deficit
Preferred stock, $0.01 par value; 5,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized;
13,432,605 and 13,319,991 shares issued and outstanding at
June 30, 2010 and December 31, 2009, respectively	133,000	132,000
Additional paid-in capital	40,879,000	40,774,000
Accumulated deficit	(50,271,000)	(49,690,000)
Total stockholders’ deficit	(9,259,000)	(8,784,000)
Total Liabilities and Stockholders’ Deficit	$15,268,000	$13,845,000

See accompanying notes

	St. Bernard Software, Inc.

	Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenues
Subscription	$3,415,000	$3,692,000	$6,911,000	$7,381,000
Appliance	883,000	1,062,000	1,766,000	1,816,000
License	44,000	-	53,000	6,000
Total Revenues	4,342,000	4,754,000	8,730,000	9,203,000

Cost of Revenues
Subscription	417,000	439,000	810,000	901,000
Appliance	633,000	696,000	1,233,000	1,232,000
License	10,000	-	12,000	2,000
Total Cost of Revenues	1,060,000	1,135,000	2,055,000	2,135,000

Gross Profit	3,282,000	3,619,000	6,675,000	7,068,000

Operating Expenses
Sales and marketing	1,690,000	1,582,000	3,420,000	3,241,000
Research and development	927,000	979,000	1,715,000	2,127,000
General and administrative	1,020,000	1,053,000	2,005,000	2,247,000
Total Operating Expenses	3,637,000	3,614,000	7,140,000	7,615,000

(Loss) Income from Operations	(355,000)	5,000	(465,000)	(547,000)

Other Expense (Income)
Interest expense - net	55,000	79,000	96,000	171,000
Gain on sale of assets	-	-	-	-
Other expense (income)	22,000	(22,000)	20,000	(38,000)
Total Other Expense	77,000	57,000	116,000	133,000
Loss Before Income Taxes	(432,000)	(52,000)	(581,000)	(680,000)

Income tax expense	-	-	-	(5,000)
Net Loss	$(432,000)	$(52,000)	$(581,000)	$(685,000)
Loss Per Common Share - Basic and Diluted	$(0.03)	$(0.00)	$(0.04)	$(0.05)
Weighted Average Shares Outstanding - Basic and Diluted	13,404,105	14,838,940	13,396,623	14,838,322

See accompanying notes

St. Bernard Software, Inc.

Condensed Consolidated Statement of Stockholders' Deficit (Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2009	13,319,991	$132,000	$40,774,000	$(49,690,000)	$(8,784,000)
Common stock issued under the employee stock purchase plan	71,448	1,000	11,000	-	12,000
Common stock issued for the exercise of employee stock options	41,166	-	10,000	-	10,000
Stock-based compensation expense	-	-	84,000	-	84,000
Net loss	-	-	-	(581,000)	(581,000)
Balance at June 30, 2010	13,432,605	$133,000	$40,879,000	$(50,271,000)	$(9,259,000)

See accompanying notes

St. Bernard Software, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
	2010	2009

Cash Flows From Operating Activities
Net loss	$(581,000)	$(685,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	171,000	196,000
Allowance for doubtful accounts	(1,000)	(27,000)
Gain on change in fair value of warrant derivative liability	20,000	(16,000)
Stock-based compensation expense	84,000	669,000
Noncash interest expense	30,000	77,000
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(926,000)	491,000
Inventories	(229,000)	(66,000)
Prepaid expenses and other assets	(250,000)	(420,000)
Accounts payable	353,000	(69,000)
Accrued expenses and other current liabilities	(13,000)	(1,058,000)
Accrued compensation	178,000	521,000
Warranty liability	(1,000)	(11,000)
Deferred revenue	1,083,000	(217,000)
Net cash used by operating activities	(82,000)	(615,000)

Cash Flows From Investing Activities
Purchases of fixed assets	(51,000)	(76,000)
Net cash used by investing activities	(51,000)	(76,000)

Cash Flows From Financing Activities
Proceeds from stock option exercises	10,000	-
Proceeds from the sales of stock under the employee stock purchase plan	12,000	9,000
Principal payments on capitalized lease obligations	(22,000)	(81,000)
Net increase (decrease) in short-term borrowings	300,000	(237,000)
Net cash provided (used) by financing activities	300,000	(309,000)
Net Increase (Decrease) in Cash and Cash Equivalents	167,000	(1,000,000)
Cash and Cash Equivalents at Beginning of Period	2,454,000	2,051,000
Cash and Cash Equivalents at End of Period	$2,621,000	$1,051,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$44,000	$71,000
Income taxes	$2,000	$3,000

Non Cash Investing and Financing Activities:

In January 2009, the Company reclassified 463,500 warrants with an estimated fair value of $41,000 from equity to warrant derivative liability.

See accompanying notes

St. Bernard Software, Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

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

Basis of presentation

The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and applicable sections of Regulation S-X.  The interim financial statements reflect all adjustments which are, in the opinion of management, necessary to make the financial statements not misleading. The condensed consolidated balance sheet as of December 31, 2009 was derived from the Company’s audited financial statements. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2010. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2009 consolidated financial statements and notes thereto included in the Company’s Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 26, 2010.

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

Liquidity

As of June 30, 2010, the Company had approximately $2.6 million in cash and cash equivalents and a working capital deficit of $8.8 million.  Approximately $10.1 million of our current liability balance at June 30, 2010 consisted of deferred revenues, which represents amounts that are expected to be amortized into revenue as they are earned in future periods.  For the six months ended June 30, 2010, the Company incurred a net loss of $581,000, and through June 30, 2010 has recorded a cumulative net loss of $50.3 million.  For the six months ended June 30, 2010 net cash used by operating activities was $82,000.

As described at Note 3, the Company has existing credit facilities with Silicon Valley Bank (“SVB”) and Partners for Growth, LP (“PFG”), under which there is borrowing availability of $440,000 and $750,000, respectively, as of June 30, 2010.  On July 20, 2010, the PFG note was paid off and on August 3, 2010 the Company received proceeds of $3.0 million in connection with the issuance of subordinated convertible notes. (See Note 8).

 The Company believes that its existing cash resources as of June 30, 2010, combined with proceeds from the issuance of convertible notes in July 2010, projected collections on billings, and borrowing availability under existing SVB credit facilities, will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected collections will be achieved or the improvement in operating results or cash flows from operating activities will continue. In the event cash flow from operating activities and additional borrowings under existing credit facilities are not sufficient, the Company may require additional sources of financing in order to maintain its current operations. These additional sources of financing may include public or private offerings of equity or debt securities. In the current capital environment, no assurance can be given that additional sources of financing will be available on acceptable terms, on a timely basis, or at all.

St. Bernard Software, Inc.

Notes to Condensed Consolidated Financial Statements

Basic and diluted loss per common share

Basic loss per common share is calculated by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period.  The Company computes diluted loss per common share by dividing the net loss for the period by the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and warrants (See Notes 2 and 4). Dilutive stock options and dilutive warrants are calculated based on the average share price for each fiscal period using the treasury stock method which assumes that the proceeds from the exercise of outstanding options and warrants are used to purchase common stock at market value.   There was no dilutive effect calculated for the three and six months ended June 30, 2010 and 2009 as the Company reported a net loss in each period and as such the inclusion of dilutive potential common shares would have been anti-dilutive.

New accounting standards

In October 2009, the Financial Accounting Standards Boards (“FASB”) issued Accounting Stanrdards Update (“ASU”) No. 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”).  ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments for ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating the impact, if any, the adoption of ASU 2009-14 will have on our consolidated financial statements.

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

St. Bernard Software, Inc.

Notes to Condensed Consolidated Financial Statements

2. Stock-Based Compensation Expense

The Company has non-qualified and incentive stock option plans (together, the “Plans”) providing for the issuance of options to employees and others as deemed appropriate by the Board of Directors. Terms of options issued under the Plans include an exercise price equal to the estimated fair value (as determined by the Board of Directors) at the date of grant, vesting periods generally between three and five years, and expiration dates not to exceed ten years from the date of grant. The determination of fair value of the Company’s stock is derived using the stock price at the grant date. As of June 30, 2010, the Company had 3,212,397 option shares outstanding and 1,411,171 options shares available for issuance under the Plans.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected life of the stock options granted, the expected stock price volatility factor, and the pre-vesting option forfeiture rate. The fair value of options granted during the six months ended June 30, 2010 and 2009 was calculated using the Black-Scholes option pricing model using the valuation assumptions in the table below. The Company estimates the expected life of stock options granted based upon management’s consideration of the historical life of the options and the vesting and contractual period of the options granted. The Company estimates the expected volatility factor based on the weighted average of the historical volatility of three publicly traded surrogates of the Company and the Company’s implied volatility from its common stock price. The Company applies its risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The Company has no history or expectation of paying any cash dividends on its common stock.  Forfeitures are estimated based on historical experience.

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009
Average expected life (years)	6.5	6.5
Average expected volatility	49.4%	79.6%
Average risk-free interest rate	3.6%	2.8%
Average expected dividend yield	0	0

Total stock-based compensation expense was approximately $46,000 and $313,000 for the three months ended June 30, 2010 and 2009, respectively, and $84,000 and $669,000 for the six months ended June 30, 2010 and 2009, respectively. The decrease in stock-based compensation expense was mainly due to the expense relating to the vesting of options during the 2009 period for a former executive officer of the Company. The stock-based compensation expenses were charged to operating expenses. The effect on loss per share as a result of the stock based compensation expense was approximately $0.00 and $0.02 for the three months ended June 30, 2010 and 2009, respectively, and $0.01 and $0.05 for the six months ended June 30, 2010 and 2009, respectively. The tax effect was immaterial.

The following is a summary of stock option activity for the six months ended June 30, 2010:

	Number of Shares Outstanding	Weighted Average Exercise Price

Options outstanding at December 31, 2009	2,455,049	$0.22
Granted	929,500	$0.29
Exercised	(41,166)	$0.25
Forfeited	(130,986)	$0.24
Options outstanding at June 30, 2010	3,212,397	$0.24
Options exercisable at June 30, 2010	1,201,860	$0.24

St. Bernard Software, Inc.

Notes to Condensed Consolidated Financial Statements

Additional information regarding options outstanding as of June 30, 2010 is as follows:

Range of Exercise Prices		Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.14	$0.16	485,750	9.19	$0.16	74,582	$0.15
$0.18	$0.19	41,662	9.33	$0.18	3,009	$0.19
$0.20	$0.20	395,000	9.19	$0.20	76,386	$0.20
$0.22	$0.24	338,000	9.41	$0.23	33,888	$0.23
$0.25	$0.25	1,277,985	7.16	$0.25	1,013,995	$0.25
$0.26	$0.26	6,000	9.24	$0.26	—	$—
$0.29	$0.29	500,000	9.83	$0.29	—	$—
$0.32	$0.52	113,000	9.91	$0.34	—	$—
$0.54	$0.54	50,000	9.84	$0.54	—	$—
$0.55	$0.55	5,000	9.86	$0.55	—	$—
$0.14	$0.55	3,212,397	8.55	$0.24	1,201,860	$0.24

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2010 was approximately $267,000 and $96,000, respectively. The aggregate intrinsic value represents the total intrinsic value based upon the stock price of $0.32 at June 30, 2010. There was no aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2009 based on a stock price of $0.20 at June 30, 2009.

As of June 30, 2010, there was approximately $249,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the option plans. This cost is expected to be recognized over a weighted average period of 2.39 years.

3. Credit Facilities

On May 15, 2007, the Company entered into a Loan and Security Agreement with SVB (the “SVB Loan Agreement”). The SVB Loan Agreement was amended on February 27, 2009 and in March 2010. Pursuant to the terms of the Loan Amendment, among other things, SVB (i) increased the revolving line balance to $2.3 million (from $2.0 million), (ii) decreased the interest rate on the revolving line of credit to 2.0% (from 3.5%) over the greater of the SVB prime rate or 6.0% (from 7.5%), (iii) modified the tangible net worth covenant to no less than negative eighteen million dollars ($18,000,000) at all times, increasing quarterly by fifty percent (50%) of net income and monthly by fifty percent (50%) of issuances of equity after January 31, 2010 and the principal amount of subordinated debt received after January 31, 2010, (iv) modified the borrowing base to eighty percent (80%) of eligible accounts, and (v) extended the revolving line maturity date to May 15, 2011.  At June 30, 2010, total availability under the SVB Loan Agreement was $2.2 million, of which $1.8 million was outstanding with an applicable interest rate of 6.0%. The Company was in compliance with the above stated covenants and restrictions. The obligations under the SVB Loan Agreement are secured by substantially all of St. Bernard’s assets.

In addition, the Loan Amendment provides for two additional term loan facilities totaling $500,000 that can only be used to repay indebtedness owing from the Company to Partners for Growth (“PFG”).  Term Loan A, in the amount of $300,000, accrues interest at a floating per annum rate equal to the greater of two percentage points (2.00%) above the SVB prime rate or six percent (6.00%).  Term Loan B, in the amount of $200,000, accrues interest at a floating per annum rate equal to the greater of three and one half percentage points (3.50%) above the SVB prime rate or seven and one half percent (7.50%).

As of June 30, 2010, the Company also owed $750,000 in principal pursuant to a loan agreement with PFG which was entered into in July 2008 (“PFG Loan”).  In July 2010, the PFG Loan was paid in full and the loan agreement was terminated (See Note 8).

St. Bernard Software, Inc.

Notes to Condensed Consolidated Financial Statements

4. Warrants

As of June 30, 2010 and December 31, 2009, a total of 1,153,850 shares of common stock were reserved for issuance for the exercise of warrants at exercise prices ranging from $0.46 to $1.60 per share.  There were no warrants granted, exercised, or cancelled during the six months ended June 30, 2010.

5. Warrant Derivative Liability

At June 30, 2010, there were 463,500 warrants classified as a derivative liability pursuant to accounting guidance as codified in ASC 815-40 (formerly EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock”).  At June 30, 2010 the estimated fair value of the warrants, which is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet, was determined based on a Black-Scholes option pricing model, to be $39,000 (See Note 6).  The changes in the estimated fair value of the warrant derivative liability for the three and six months ended June 30, 2010 of $22,000 and $20,000 is included in other expense in the accompanying statement of operations.

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

Financial Instruments Measured at Fair Value on a Recurring Basis

ASC 820 requires disclosure of the level within the fair value hierarchy used by the Company to value financial assets and liabilities that are measured at fair value on a recurring basis. At June 30, 2010 the Company had outstanding warrants to purchase common shares of our stock that are classified as warrant derivative liabilities with a fair value of $39,000.  The warrants are valued using the Black-Scholes option pricing model using the valuation assumptions in the table below.

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009
Remaining life (years)	4.6	5.6
Expected volatility	48.1%	50.5%
Risk-free interest rate	3.0%	3.5%
Expected dividend yield	0	0
Stock price	$0.32	$0.22

St. Bernard Software, Inc.

Notes to Condensed Consolidated Financial Statements

The following table reconciles the warrant derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010:

Balance at December 31, 2009	$19,000
Gain on change in fair value included in other income	20,000
Balance at June 30, 2010	$39,000

Other financial instruments

The Company’s other financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, credit facility agreements, and capital lease agreements.  The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their respective carrying values due to the short-term maturities of these instruments. The fair value of the Company’s obligations under its line of credit and capital leases approximates their carrying value as the stated interest rates of these instruments reflect rates which are otherwise currently available to the Company.

7. Litigation

In the normal course of business, the Company is occasionally named as a defendant in various lawsuits.  On July 9, 2009, an action was filed in the United States District Court for the Southern District of California by Southwest Technology Innovations LLC (the “Plaintiff”) against the Company and Espion International, Inc., Workgroup Solutions, Inc., SonicWall, Inc., Mirapoint Software, Inc., and Proofpoint, Inc., (collectively the “Defendants”).  In this matter, the Plaintiff's claim against the Company is that the ePrism e-mail filter products, which are manufactured by an unrelated third party and sold by the Company, allegedly infringe upon U.S. Patent No. 6,952,719 entitled “Spam Detector Defeating System” which was issued on October 4, 2005. The Plaintiff sought a judgment in Plaintiff's favor, injunctive relief, and an award of unspecified damages. On July 22, 2010, the parties settled the lawsuit without either side admitting liability.  On July 28, 2010, the court issued an Order Dismissing All Claims Between Plaintiff and St. Bernard Software, Inc., without Prejudice.

8. Subsequent Events

Payoff of PFG Loan

During July 2010, the Company repaid its $750,000 indebtedness to PFG.  The PFG Loan originally became effective on July 23, 2008 and was subsequently amended on February 27, 2009. It provided for a credit facility not to exceed $1.5 million, subject to a borrowing base formula.  The annual interest rate on the PFG Loan was set at the Prime Rate, quoted by SVB as its Prime Rate, plus 3% (the “Applicable Rate”).  At June 30, 2010, the effective interest rate was 7%, and the total availability under the PFG Loan Agreement was $1.5 million, of which $750,000 was outstanding. Upon repayment, the PFG Loan was terminated.  Of the total repayment amount, $500,000 came from additional borrowings under the Company’s term loan facilities with SVB (See Note 3).

Asset Purchase Agreement

On July 28, 2010, the Company entered into an Asset Purchase Agreement (“APA”) with Red Condor, Inc., a private Delaware corporation, based in Rohnert Park, CA  ("Red Condor") and certain note holders (the “Noteholders”) of Red Condor, pursuant to which St. Bernard purchased substantially all of the assets and assumed certain liabilities of Red Condor for restricted shares of Common Stock of St. Bernard, subject to certain post-closing adjustments described in the APA (the "Transaction"). The assumed liabilities included approximately: (i) $500,000 in accounts payable, (ii) $220,000 in short-term debt, and (iii) $50,000 of accrued vacation time.  Included in the acquired assets were approximately $700,000 in Red Condor accounts receivable.

St. Bernard Software, Inc.

Notes to Condensed Consolidated Financial Statements

The Transaction closed on August 2, 2010 (the “Closing Date”).  On the Closing Date, and in consideration for the Transaction, St. Bernard issued to the Noteholders of Red Condor, 2,416,272 restricted shares of Common Stock (the “Purchase Shares”), of which 483,254 shares of Common Stock, are being held in Escrow for 18 months.

Under the APA, St. Bernard agreed to offer employment to 34 employees of Red Condor, and agreed to continue relationships with certain independent contractors after the closing date.

Securities Purchase Agreement

On August 2, 2010, and in connection with the APA, certain of the Noteholders (the “Investors”) invested $3 million with St. Bernard, with a commitment of an additional $175,000 and the possibility to raise a combined total of $3.5 million. In return, St. Bernard issued convertible notes (the “Notes”) and entered into a Securities Purchase Agreement (“SPA”) with the Investors.   Pursuant to the terms of the Securities Purchase Agreement St Bernard has agreed to issue the Investors Notes not to exceed $3.5 million in the aggregate, and to issue warrants (the “Warrants”) to purchase up to 210,111 shares of Common Stock in the aggregate. Under the terms of the Notes, the Notes mature on August 2, 2014.  Interest on the outstanding principal balance accrues at a rate of three percent (3.0%) per annum and accrued interest is added to the balance of the Notes.   All unpaid principal and interest on the Notes is due and payable at maturity.  The Investors may convert the Notes at any time into shares of Common Stock of St. Bernard at a conversion price of $1.10. At any time after the issuance date of the Notes and prior to the Maturity Date, following the occurrence of any period of 60 consecutive trading days where the average closing price of the Common Stock of St. Bernard for such period is equal to or greater than $1.25 per share, the entire unpaid principal amount of the Notes together with any unpaid interest shall be converted into Common Stock of St. Bernard at a conversion price of $1.10.  The Warrants have an exercise price equal to $1.10 per share, are immediately exercisable and expire on August 2, 2014.

Lease Agreement

On August 2, 2010, the Company entered into a lease agreement (the “New Lease”) with Kilroy Realty, L.P., a Delaware limited partnership (the “Lessor”), for approximately 28,633 square feet of the first floor of a building located at 15333 Avenue of Science, Suite 100, San Diego, CA 92128 (the “Premise”). The Company’s current lease, located at 15015 Avenue of Science, is scheduled to expire on December 31, 2010.  Starting on January 1, 2011 the Premise will serve as the Company’s new headquarters.

The New Lease has a term of sixty-five (65) months from the commencement date and provides for a one time termination option at the end of the fourth (4th) year. The New Lease provides for an initial monthly Base Rent payment through December 31, 2011 of one dollar and eighty-five cents ($1.85) per rentable square foot per month (or approximately $52,971.05), separately metered utilities, and an escalation clause under which annual rent is increased three percent (3.0%) per annum at each anniversary date.  The New Lease provides that as long as the Company is not in economic or material non-economic default, for the month of January 2011, as well as for the period commencing April 1, 2011, and ending December 31, 2011, the Company will only be required to pay a monthly Base Rent in the amount of $46,250 instead of $52,971.05.

Pursuant to the terms of the Lease, the Company agreed to issue to the Lessor a Letter of Credit for the initial amount of $250,000.

The Company currently leases approximately 56,000 square feet for its corporate office space. The lease expires on December 31, 2010 and calls for monthly rent of approximately $142,000 per month.

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

Our Financial Results

We reported revenues of $4.3 million and $4.7 million, respectively, for the three months ended June 30, 2010 and 2009; a net loss for the three months ended June 30, 2010 of $432,000, compared to a net loss of $52,000 for the same period in 2009; and net basic and diluted loss per share for the three months ended June 30, 2010 of $0.03, compared to a net basic and diluted loss per share of $0.00 reported in the same period in 2009. The increase in the basic and diluted loss per share was primarily attributable to a loss from operations of approximately $355,000 for the three months ended June 30, 2010 compared to income from operations of $5,000 for the same period in 2009.

Cash used by operations decreased $533,000 to $82,000 for the six months ended June 30, 2010 compared to cash used by operations of $615,000 for the same period in 2009. The net decrease in the cash used by operations was due primarily to lower operating losses.

During the three months ended June 30, 2010, we continued to invest in product development. Our efforts have been directed toward new feature enhancements as well as the continual improvement of our SWG appliances. Our development efforts were primarily focused on delivering additional security features for our product lines while employing a cost-reduction strategy.

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

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” located within our 10-K filed on March 26, 2010 for the year ended December 31, 2009 for further discussion of our  “Summary of Significant Accounting Policies and Estimates”. There have been no material changes to these accounting policies during the three months ended June 30, 2010.

Results of Operations

Comparisons of the Three Months Ended June 30, 2010 and 2009 (in thousands, except percentages)

Revenues
	For the
	Three Months Ended
	June 30,
	2010	2009	% Change
Total revenues	$4,342	$4,754	(8.7)%

Revenues decreased $473,000 for the six months ended June 30, 2010, compared to the same period in 2009 primarily as a result of decreases of $470,000 in subscription revenues and $50,000 in appliance revenues, offset by an increase of $47,000 in license revenues. Management believes that revenues, as well as expenses, will increase due to the acquisition of the assets of Red Condor, Inc. (See Note 8 to the accompanying financial statements).  See the discussion of changes in subscription and appliance revenues below.

Subscription Revenues
	For the
	Three Months Ended
	June 30,
	2010	2009	% Change
Subscription revenues	$3,415	$3,692	(7.5)%

As a percentage of total revenues	78.7%	77.7%

For the three months ended June 30, 2010 our subscription revenues decreased approximately $277,000 compared to the same period in 2009 primarily due to pricing pressures to discount our subscription products to stay competitive in the current economy. The subscription renewal rates for our products range from 75% to 85%.

Appliance Revenues
	For the
	Three Months Ended
	June 30,
	2010	2009	% Change
Appliance revenues	$883	$1,062	(16.9)%

As a percentage of total revenues	20.3%	22.3%

For the three months ended June 30, 2010, appliance revenues decreased approximately $179,000 compared with the respective period in 2009.  Total units shipped for the three months ended June 30, 2010 were 581 units compared with 638 units for the same period in 2009.

Cost of Revenues
	For the
	Three Months Ended
	June 30,
	2010	2009	% Change
Total cost of revenues	$1,060	$1,135	(6.6)%

Gross margin percentage	75.6%	76.1%

 Cost of revenues consist primarily of the cost of contract manufactured hardware, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Total cost of revenues decreased $75,000 for the three months ended June 30, 2010 compared to the same period in 2009 as a result of decreases of $22,000 in cost of subscription revenues and $63,000 in cost of appliance revenues, offset by an increase of $10,000 in cost of license revenues. See the discussion of changes in the cost of subscription and appliance revenues below.

Cost of Subscription Revenues
	For the
	Three Months Ended
	June 30,
	2010	2009	% Change
Cost of subscription revenues	$417	$439	(5.0)%

Gross margin percentage	87.8%	88.1%

The cost of subscription revenues includes the technical support group.  The decrease of $22,000 for three months ended June 30, 2010 to the same period in 2009 is mainly due to decrease in total compensation expenses for the technical support group and cost of sales for subscriptions.

Cost of Appliance Revenues
	For the
	Three Months Ended
	June 30,
	2010	2009	% Change
Cost of appliance revenues	$633	$696	(9.1)%

Gross margin percentage	28.3%	34.4%

The cost of appliance revenues, which includes contract manufactured equipment, packaging and freight, decreased $63,000 for the three months ended June 30, 2010 compared to the same period in 2009 and gross margin decreased 6.1% for the same period.

Sales and Marketing Expense
	For the
	Three Months Ended
	June 30,
	2010	2009	% Change
Sales and marketing expense	$1,690	$1,582	6.8%

As a percentage of total revenues	38.9%	33.3%

Sales and marketing expense consists primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the three months ended June 30, 2010, sales and marketing expense increased 6.8%, or approximately $108,000, over the same period in primarily due to increases to compensation, evaluation, and advertising expenses.

 Research and Development Expense
	For the
	Three Months Ended
	June 30,
	2010	2009	% Change
Research and development expense	$927	$979	(5.3)%

As a percentage of total revenues	21.3%	20.6%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The decrease of $52,000 for the three months ended June 30, 2010 compared to the same period in 2009 was primarily the result of a net decrease in compensation costs.  During 2009, the Company modified its consulting agreement with Softworks Group Pty Ltd.  As a result, the majority of research and development was moved in-house to Company headquarters during the latter half of 2009, eventually leading to the transitioning of 100% of the research and development expenses in-house during 2010, resulting in a significant decrease in research and development related consulting expenses.

Management believes that a significant investment in research and development is required to remain competitive and we expect to continue to invest in research and development activities.

General and Administrative Expense
	For the
	Three Months Ended
	June 30,
	2010	2009	% Change
General and administrative expense	$1,020	$1,053	(3.1)%

As a percentage of total revenues	23.5%	22.2%

 General and administrative expenses, which consist primarily of salaries and related benefits, and fees for professional services, such as legal and accounting services, decreased approximately $33,000 for the three months ended June 30, 2010, compared to the same period in 2009 . The most significant decreases during the three months ended June 30, 2010 included decreases in stock-based compensation expenses of $267,000, offset by increases in lease and rents expense of $151,000 and $59,000 in payroll related expenses. The decrease in stock-based compensation expenses was mainly attributable to expenses in the 2009 period relating to the vesting of stock options to the Company's former CEO.  During 2009, we subleased approximately 30,000 square feet of our unused office space to a company. The proceeds from the sublease were used to offset our monthly facilities rent expense.

Interest and Other Income, Net
	For the
	Three Months Ended
	June 30,
	2010	2009	% Change
Interest and other income, net	$77	$57	35.1%

As a percentage of total revenues	1.7%	1.2%

Interest and other income, net, includes interest expense, interest income, and other income. The increase for the three months ended June 30, 2010 over the same period in 2009 was the result of an increase to other income related to the warrant derivative, offset by a decrease in interest expense related to short-term borrowings.

Comparisons of the Six Months Ended June 30, 2010 and 2009 (in thousands, except percentages)

Revenues
	For the
	Six Months Ended
	June 30,
	2010	2009	% Change
Total revenues	$8,730	$9,203	(5.1)%

Revenues decreased $473,000 for the six months ended June 30, 2010, compared to the same period in 2009 primarily as a result of decreases of $470,000 in subscription revenues and $50,000 in appliance revenues, offset by an increase of $47,000 in license revenues. Management believes that revenues, as well as expenses, will increase due to the acquisition of the assets of Red Condor, Inc. (See Note 8 to the accompanying financial statements).  See the discussion of changes in subscription and appliance revenues below.

Subscription Revenues
	For the
	Six Months Ended
	June 30,
	2010	2009	% Change
Subscription revenues	$6,911	$7,381	(6.4)%

As a percentage of total revenues	79.1%	80.2%

For the six months ended June 30, 2010 our subscription revenues decreased approximately $470,000 compared to the same period in 2009 primarily due to pricing pressures to discount our subscription products to stay competitive in the current economy. The subscription renewal rates for our products range from 75% to 85%.

Appliance Revenues
	For the
	Six Months Ended
	June 30,
	2010	2009	% Change
Appliance revenues	$1,766	$1,816	(2.8)%

As a percentage of total revenues	20.2%	19.7%

For the six months ended June 30, 2010, appliance revenues decreased approximately $50,000 compared with the respective period in 2009. Total units shipped for the six months ended June 30, 2010 were 1,187 units compared with 1,242 units for the same period in 2009.

Cost of Revenues
	For the
	Six Months Ended
	June 30,
	2010	2009	% Change
Total cost of revenues	$2,055	$2,135	(3.7)%

Gross margin percentage	76.5%	76.8%

 Cost of revenues consist primarily of the cost of contract manufactured hardware, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Total cost of revenues decreased $80,000 for the six months ended June 30, 2010 compared to the same period in 2009 primarily as a result of decreases of $91,000 in cost of subscription revenues, offset by an increase of $10,000 in cost of licenses. Cost of appliance revenues remained flat. See the discussion of changes in the cost of subscription and appliance revenues below.

Cost of Subscription Revenues
	For the
	Six Months Ended
	June 30,
	2010	2009	% Change
Cost of subscription revenues	$810	$901	(10.1)%

Gross margin percentage	88.3%	87.8%

The cost of subscription revenues includes the technical support group.  The decrease of $91,000 for six months ended June 30, 2010 to the same period in 2009 is mainly due to decreases to compensation expenses for the technical support group and cost of sales for subscriptions.

Cost of Appliance Revenues
	For the
	Six Months Ended
	June 30,
	2010	2009	% Change
Cost of appliance revenues	$1,233	$1,232	0.0%

Gross margin percentage	30.2%	32.1%

The cost of appliance revenues, which includes contract manufactured equipment, packaging and freight remained unchanged for the six months ended June 30, 2010 compared to the same period in 2009. Gross margin decreased 1.9% for the period mentioned above.

Sales and Marketing Expense
	For the
	Six Months Ended
	June 30,
	2010	2009	% Change
Sales and marketing expense	$3,420	$3,241	5.5%

As a percentage of total revenues	39.2%	35.2%

Sales and marketing expense consists primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the six months ended June 30, 2010 sales and marketing expense increased 5.5%, or approximately $179,000, over the same period in 2009 primarily due to increases to compensation, evaluation, and advertising expenses.

 Research and Development Expense
	For the
	Six Months Ended
	June 30,
	2010	2009	% Change
Research and development expense	$1,715	$2,127	(19.4)%

As a percentage of total revenues	19.6%	23.1%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The decrease of $412,000 for the six months ended June 30, 2010 compared to the same period in 2009 was primarily the result of a net decrease in compensation costs.  During 2009, the Company modified its consulting agreement with Softworks Group Pty Ltd.  As a result, the majority of research and development was moved in-house to Company headquarters during the latter half of 2009, eventually leading to the transitioning of 100% of the research and development expenses in-house during 2010, resulting in a significant decrease in research and development related consulting expenses.

Management believes that a significant investment in research and development is required to remain competitive and we expect to continue to invest in research and development activities.

General and Administrative Expense
	For the
	Six Months Ended
	June 30,
	2010	2009	% Change
General and administrative expense	$2,005	$2,247	(10.8)%

As a percentage of total revenues	23.0%	24.4%

General and administrative expenses, which consist primarily of salaries and related benefits, and fees for professional services, such as legal and accounting services, decreased approximately $242,000 for the six months ended June 30, 2010, compared to the same period in 2009. The most significant decreases during the six months ended June 30, 2010 included decreases to stock-based compensation expenses of $585,000, offset by an increase in lease and rents expense of $322,000. The decrease in stock-based compensation expenses was mainly attributable to expenses in the 2009 period relating to the vesting of stock options to the Company's former CEO.  During 2009, we subleased approximately 30,000 square feet of our unused office space to a company. The proceeds from the sublease were used to offset our monthly facilities rent expense.

 Interest and Other Income, Net
	For the
	Six Months Ended
	June 30,
	2010	2009	% Change
Interest and other income, net	$116	$133	(12.8)%

As a percentage of total revenues	1.3%	1.4%

Interest and other income, net, includes interest expense, interest income, and other income. The increase for the six months ended June 30, 2010 over the same period in 2009 was the result of an increase to other income related to the warrant derivative, offset by a decrease in interest expense related to short-term borrowings.

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

Cash used by operating activities was $82,000 and $615,000 for the six months ended June 30, 2010 and 2009, respectively. The net decrease in use of cash by operating activities was due primarily to the reduced net loss and fluctuations in our operating assets and liability accounts.

For the six months ended June 30, 2010 and 2009, cash used in investing activities was $51,000 and $76,000, respectively, for purchases of fixed assets.

Cash flows provided by financing activities for the six months ended June 30, 2010 was $300,000 and cash used by financing activities for the same period in 2009 was $309,000. The increase in cash provided by financing was primarily due to the net increase in short-term borrowings.

As a result of the foregoing, the net increase in cash and cash equivalents was $167,000 for the six months ended June 30, 2010 as compared to a net decrease in cash of approximately $1.0 million for the comparable period in 2009.

Credit Facilities

On May 15, 2007, the Company entered into a Loan and Security Agreement with SVB (the “SVB Loan Agreement”). The SVB Loan Agreement was amended on February 27, 2009 and in March 2010. Pursuant to the terms of the Loan Amendment, among other things, SVB (i) increased the revolving line balance to $2.3 million (from $2.0 million), (ii) decreased the interest rate on the revolving line of credit to 2.0% (from 3.5%) over the greater of the SVB prime rate or 6.0% (from 7.5%), (iii) modified the tangible net worth covenant to no less than negative eighteen million dollars ($18,000,000) at all times, increasing quarterly by fifty percent (50%) of net income and monthly by fifty percent (50%) of issuances of equity after January 31, 2010 and the principal amount of subordinated debt received after January 31, 2010, (iv) modified the borrowing base to eighty percent (80%) of eligible accounts, and (v) extended the revolving line maturity date to May 15, 2011.  At June 30, 2010, total availability under the SVB Loan Agreement was $2.2 million, of which $1.8 million was outstanding, with an applicable interest rate was 6.0%. The Company was in compliance with the above stated covenants and restrictions. The obligations under the SVB Loan Agreement are secured by substantially all of St. Bernard’s assets.

In addition, the Loan Amendment provides for two additional term loan facilities totaling $500,000 that can only be used to repay indebtedness owing from the Company to PFG.  Term Loan A, in the amount of $300,000, accrues interest at a floating per annum rate equal to the greater of two percentage points (2.00%) above the SVB prime rate or six percent (6.00%).  Term Loan B, in the amount of $200,000, accrues interest at a floating per annum rate equal to the greater of three and one half percentage points (3.50%) above the SVB prime rate or seven and one half percent (7.50%).

As of June 30, 2010, the Company also owed $750,000 in principal pursuant to a loan agreement with PFG which was entered into in July 2008 (“PFG Loan”).  In July 2010, the PFG Loan was paid in full and the loan agreement was terminated (See Note 8 to the accompanying financial statements).

Liquidity

As of June 30, 2010, the Company had approximately $2.6 million in cash and cash equivalents and a working capital deficit of $8.8 million.  Approximately $10.1 million of our current liability balance at June 30, 2010 consisted of deferred revenues, which represents amounts that are expected to be amortized into revenue as they are earned in future periods.  For the six months ended June 30, 2010, the Company incurred a net loss of $581,000, and through June 30, 2010 has recorded a cumulative net loss of $50.3 million.  For the six months ended June 30, 2010 net cash used by operating activities was $82,000.

As described at Note 3 to the accompanying financial statements, the Company has existing credit facilities with Silicon Valley Bank (“SVB”) and Partners for Growth, LP (“PFG”), under which there is borrowing availability of $440,000 and $750,000, respectively, as of June 30, 2010.  On July 20, 2010, the PFG note was paid off and on August 3, 2010 the Company received proceeds of $3.0 million in connection with the issuance of subordinated convertible notes. (See Note 8 to the accompanying financial statements).

The Company believes that its existing cash resources as of June 30, 2010, combined with proceeds from the issuance of convertible notes in July 2010, projected collections on billings, and borrowing availability under existing SVB credit facilities, will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected collections will be achieved or the improvement in operating results or cash flows from operating activities will continue. In the event cash flow from operating activities and additional borrowings under existing credit facilities are not sufficient, the Company may require additional sources of financing in order to maintain its current operations. These additional sources of financing may include public or private offerings of equity or debt securities. In the current capital environment, no assurance can be given that additional sources of financing will be available on acceptable terms, on a timely basis, or at all.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

In the normal course of business, the Company is occasionally named as a defendant in various lawsuits.  On July 9, 2009, an action was filed in the United States District Court for the Southern District of California by Southwest Technology Innovations LLC (the “Plaintiff”) against the Company and Espion International, Inc., Workgroup Solutions, Inc., SonicWall, Inc., Mirapoint Software, Inc., and Proofpoint, Inc., (collectively the “Defendants”).  In this matter, the Plaintiff's claim against the Company is that the ePrism e-mail filter products, which are manufactured by an unrelated third party and sold by the Company, allegedly infringe upon U.S. Patent No. 6,952,719 entitled “Spam Detector Defeating System” which was issued on October 4, 2005. The Plaintiff sought a judgment in Plaintiff's favor, injunctive relief, and an award of unspecified damages. On July 22, 2010, the parties settled the lawsuit without either side admitting liability.  On July 28, 2010, the court issued an Order Dismissing All Claims Between Plaintiff and St. Bernard Software, Inc., without Prejudice.

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

Item 4.  [Removed and Reserved]

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

4.5
Warrant issued by St. Bernard Software, Inc. on January 25, 2008 to Agility Capital, LLC (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008).

4.6
Warrant issued by St. Bernard Software, Inc. on January 25, 2008 to Silicon Valley Bank (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008).

4.7
Warrant issued by St. Bernard Software, Inc. on July 21, 2008 to Partners for Growth II, L.P. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008).

4.8
Warrant Purchase Agreement between St. Bernard Software, Inc. and Partners for Growth II, L.P. dated July 21, 2008 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2008).

4.9
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

10.14*
Employment agreement between St. Bernard Software, Inc. and Brian Nugent executed April 28, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2010).

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

ST. BERNARD SOFTWARE, INC.

Dated: August 16, 2010	By:	/s/ Louis E. Ryan
Louis E. Ryan Chief Executive Officer and Chairman of the Board of Directors