Form 10-Q
period 2010-09-30
ST. BERNARD SOFTWARE, INC.
filed 2010-11-15
CIK 1288496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The registrant had 15,922,696 shares of its common stock, par value $0.01 per share, outstanding at November 15, 2010.

ST. BERNARD SOFTWARE, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

St. Bernard Software, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)

Assets

Current Assets
Cash and cash equivalents	$2,789,000	$2,454,000
Accounts receivable - net of allowance for doubtful accounts of $30,000 and $13,000 at September 30, 2010 and December 31, 2009, respectively	4,446,000	2,534,000
Inventories - net	447,000	242,000
Prepaid expenses and other current assets	409,000	335,000

Total current assets	8,091,000	5,565,000

Fixed Assets - Net	588,000	564,000

Goodwill	8,280,000	7,568,000

Intangible Assets - Net	619,000	-

Other Assets	737,000	148,000

Total Assets	$18,315,000	$13,845,000

Liabilities and Stockholders’ Deficit

Current Liabilities
Short-term borrowings	$483,000	$2,250,000
Accounts payable	981,000	817,000
Accrued compensation	1,349,000	834,000
Accrued expenses and other current liabilities	819,000	597,000
Warranty liability	190,000	192,000
Capitalized lease obligations	-	22,000
Deferred revenue	10,942,000	10,209,000

Total current liabilities	14,764,000	14,921,000

Convertible Note Payable	3,175,000	-

Deferred Revenue	10,054,000	7,708,000
Total liabilities	27,993,000	22,629,000

Stockholders’ Deficit
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; 15,922,696 and 13,319,991 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	157,000	132,000
Additional paid-in capital	41,742,000	40,774,000
Accumulated deficit	(51,577,000)	(49,690,000)
Total stockholders’ deficit	(9,678,000)	(8,784,000)
Total Liabilities and Stockholders’ Deficit	$18,315,000	$13,845,000

See accompanying notes

St. Bernard Software, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenues
Subscription	$3,623,000	$3,615,000	$10,534,000	$10,996,000
Appliance	961,000	875,000	2,727,000	2,691,000
License	3,000	3,000	56,000	9,000
Total Revenues	4,587,000	4,493,000	13,317,000	13,696,000

Cost of Revenues
Subscription	678,000	416,000	1,488,000	1,316,000
Appliance	651,000	594,000	1,884,000	1,826,000
License	1,000	9,000	13,000	11,000
Total Cost of Revenues	1,330,000	1,019,000	3,385,000	3,153,000

Gross Profit	3,257,000	3,474,000	9,932,000	10,543,000

Operating Expenses
Sales and marketing	1,868,000	1,474,000	5,288,000	4,715,000
Research and development	1,249,000	860,000	2,964,000	2,988,000
General and administrative	1,330,000	462,000	3,335,000	2,709,000
Impairment expense	-	473,000	-	473,000
Total Operating Expenses	4,447,000	3,269,000	11,587,000	10,885,000

(Loss) Income from Operations	(1,190,000)	205,000	(1,655,000)	(342,000)

Other Expense (Income)
Interest expense - net	37,000	79,000	133,000	250,000
Other expense (income)	79,000	9,000	99,000	(29,000)
Total Other Expense	116,000	88,000	232,000	221,000
Loss (Income) Before Income Taxes	(1,306,000)	117,000	(1,887,000)	(563,000)

Income tax expense	-	-	-	(5,000)
Net (Loss) Income	$(1,306,000)	$117,000	$(1,887,000)	$(568,000)
(Loss) Income Per Common Share - Basic	$(0.09)	$0.01	$(0.14)	$(0.04)
(Loss) Income Per Common Share - Diluted	$(0.09)	$0.01	$(0.14)	$(0.04)

Weighted Average Shares Outstanding - Basic	15,069,595	13,720,371	13,956,331	14,467,141
Weighted Average Shares Outstanding - Diluted	15,069,595	13,873,815	13,956,331	14,467,141

See accompanying notes

St. Bernard Software, Inc.

Condensed Consolidated Statement of Stockholders' Deficit (Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2009	13,319,991	$132,000	$40,774,000	$(49,690,000)	$(8,784,000)
Common stock issued under the employee stock purchase plan	139,886	1,000	24,000	-	25,000
Common stock issued for the exercise of employee stock options	46,547	-	12,000	-	12,000
Common stock issued in connection with asset purchase agreement	2,416,272	24,000	797,000	-	821,000
Stock-based compensation expense	-	-	135,000	-	135,000
Net loss	-	-	-	(1,887,000)	(1,887,000)
Balance at September 30, 2010	15,922,696	$157,000	$41,742,000	$(51,577,000)	$(9,678,000)

See accompanying notes

St. Bernard Software, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
	2010	2009

Cash Flows From Operating Activities
Net loss	$(1,887,000)	$(568,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	314,000	281,000
Allowance for doubtful accounts	(9,000)	(32,000)
Loss on change in fair value of warrant derivative liability	102,000	8,000
Write-off of capitalized software	-	473,000
Stock-based compensation expense	135,000	486,000
Noncash interest expense	48,000	116,000
Change in operating assets and liablilities, net of effect of acquisition:
Accounts receivable	(1,265,000)	495,000
Inventories	(156,000)	(10,000)
Prepaid expenses and other assets	(650,000)	(418,000)
Accounts payable	(256,000)	(376,000)
Accrued expenses and other current liabilities	47,000	(1,165,000)
Accrued compensation	515,000	543,000
Warranty liability	(2,000)	-
Deferred revenue	2,102,000	67,000
Net cash used by operating activities	(962,000)	(100,000)

Cash Flows From Investing Activities
Acquisition, net of cash acquired	(66,000)	-
Purchases of fixed assets	(59,000)	(75,000)
Net cash used by investing activities	(125,000)	(75,000)

Cash Flows From Financing Activities
Proceeds from convertible note payable	3,175,000	-
Proceeds from stock option exercises	12,000	-
Proceeds from the sales of stock under the employee stock purchase plan	24,000	24,000
Principal payments on capitalized lease obligations	(22,000)	(117,000)
Net decrease in short-term borrowings	(1,767,000)	(362,000)
Net cash provided (used) by financing activities	1,422,000	(455,000)
Net Increase (Decrease) in Cash and Cash Equivalents	335,000	(630,000)
Cash and Cash Equivalents at Beginning of Period	2,454,000	2,051,000
Cash and Cash Equivalents at End of Period	$2,789,000	$1,421,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$69,000	$101,000
Income taxes	$2,000	$3,000

Non Cash Investing and Financing Activities:

The Company acquired substantially all of the assets of Red Condor, Inc. for consideration of $1.0 million.

Fair value of assets acquired	$2,492,000
Purchase consideration:
Common stock	(821,000)
Cash	(220,000)
Fair Value of liabilities assumed	$1,451,000

In January 2009, the Company reclassified 463,500 warrants with an estimated fair value of $41,000 from equity to warrant derivative liability.

See accompanying notes

St. Bernard Software, Inc.

Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation and Summary of Significant Accounting Policies

St. Bernard Software, Inc., a Delaware corporation (“we,” “us,”  “our,” the “Company,” or “St. Bernard”) designs, develops, and markets on-demand, on-premises and hybrid Secure Content Management (“SCM”) solutions to the mid enterprise and Managed Service Provider (“MSP”) markets. Our solutions help IT professionals effectively manage their enterprise’s web and messaging security needs thru a differentiated, modular offering. Our Cloud Service Platform enables customers and MSP providers alike to easily provision the SCM solutions they need into an array of flexible deployment options. Our on-demand approach enables flexibility, scalability and reliability that optimizes Total Cost of Ownership (“TCO”) and Total Cost of Acquisition (“TCA”) around our customers’ budgetary needs. With an extensive ISP/MSP partner network, thousands of enterprises and millions of end users worldwide, St. Bernard is rapidly expanding its solution set into a larger, global footprint.

Customers can purchase our solutions directly from us, through a managed service provider, or via one of our Pro Partners around the world. On-premises purchases typically consist of an initial hardware purchase (appliance) and maintenance subscription, whereas our on-demand purchases contain only a subscription. Our primary customers are IT executives, managers and administrators as well as and Managed Service Providers (“MSP’s”) and Internet Service Providers (“ISP’s”).

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

Liquidity

As of September 30, 2010, the Company had approximately $2.8 million in cash and cash equivalents and a working capital deficit of $6.7 million.  Approximately $10.9 million of the Company’s current liability balance at September 30, 2010 consisted of deferred revenues, which represents amounts that are expected to be amortized into revenue as they are earned in future periods.  For the nine months ended September 30, 2010, the Company incurred a net loss of $1.9 million, and through September 30, 2010 has recorded a cumulative net loss of $51.6 million.  For the nine months ended September 30, 2010 net cash used by operating activities was $962,000.

As described at Note 4 to the accompanying financial statements, the Company has existing credit facilities with Silicon Valley Bank (“SVB”), under which there is borrowing availability of $1.9 million as of September 30, 2010.  On July 20, 2010, a $750,000 note from Partner for Growth (“PFG”) was paid off and during the three months ended September 30, 2010, the Company received proceeds of $3.2 million in connection with the issuance of subordinated convertible notes.

 St. Bernard Software, Inc.

Notes to Condensed Consolidated Financial Statements

The Company believes that its existing cash resources as of September 30, 2010, combined with proceeds from the issuance of convertible notes in July 2010, projected collections on billings, and borrowing availability under existing SVB credit facilities, will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected collections will be achieved or the improvement in operating results or cash flows from operating activities will continue. In the event cash flow from operating activities and additional borrowings under existing credit facilities are not sufficient, the Company may require additional sources of financing in order to maintain its current operations. These additional sources of financing may include public or private offerings of equity or debt securities. In the current capital environment, no assurance can be given that additional sources of financing will be available on acceptable terms, on a timely basis, or at all.

Identified intangible assets

Identified intangible assets primarily consist of technology and intellectual property acquired pursuant to the asset purchase agreement between the Company and Red Condor, Inc., which are generally amortized on a straight-line basis over five years. The Company performs a quarterly review of identified intangible assets to determine if facts and circumstances indicate that the useful life is shorter than it had originally estimated or if there are any indicators of impairment. If indicators of impairment are present, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company accelerates the rate of amortization and amortizes the remaining carrying value over the new shorter useful life. There were no impairment charges related to identified intangible assets during the three and nine months ended September 30, 2010.

Basic and diluted loss per common share

Basic loss per common share is calculated by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period.  The Company computes diluted loss per common share by dividing the net loss for the period by the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of stock options and warrants (See Notes 3 and 5). Dilutive stock options and dilutive warrants are calculated based on the average share price for each fiscal period using the treasury stock method which assumes that the proceeds from the exercise of outstanding options and warrants are used to purchase common stock at market value.   There was no dilutive effect calculated for the three and nine months ended September 30, 2010 and 2009 as the Company reported a net loss in each period and as such the inclusion of dilutive potential common shares would have been anti-dilutive.

New accounting standards

In October 2009, the Financial Accounting Standards Boards (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”).  ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments for ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating the impact, if any, the adoption of ASU 2009-14 will have on our consolidated financial statements.

St. Bernard Software, Inc.

Notes to Condensed Consolidated Financial Statements

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

2.    Business Combination

Asset purchase agreement

On July 28, 2010, the Company entered into an Asset Purchase Agreement (“APA”) with Red Condor, Inc., a private Delaware corporation, based in Rohnert Park, CA  ("Red Condor") and certain note holders (the “Noteholders”) of Red Condor, pursuant to which St. Bernard purchased substantially all of the assets and assumed certain liabilities of Red Condor in exchange for restricted shares of Common Stock of St. Bernard, subject to certain post-closing adjustments described in the APA (the "Transaction"). The assumed liabilities included approximately: (i) $420,000 in accounts payable and (ii) $42,000 of accrued vacation time.  Included in the acquired assets was approximately $638,000 in Red Condor accounts receivable.

The Transaction closed on August 2, 2010 (the “Closing Date”).  On the Closing Date, and in consideration for the Transaction, St. Bernard issued to the Noteholders of Red Condor, 2,416,272 restricted shares of Common Stock (the “Purchase Shares”), of which 483,254 shares of Common Stock, are being held in Escrow for 18 months. In addition, in connection with the Transaction, the Company agreed to forgive the repayment of a previous advance to Red Condor in the aggregate amount of $220,000.

Under the APA, St. Bernard agreed to offer employment to 34 employees of Red Condor, and agreed to continue relationships with certain independent contractors after the closing date.

Goodwill associated with the acquisition of Red Condor and pro forma financials

The acquisition of Red Condor’s assets has been accounted for using the purchase method of accounting and, accordingly, the tangible and intangible assets acquired and liabilities assumed from Red Condor were recorded at their estimated fair values as of the date of the acquisition. The total purchase consideration paid by the Company was approximately $1,041,000. The initial purchase price allocation shown below is preliminary. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment of goodwill.

 St. Bernard Software, Inc.

Notes to Condensed Consolidated Financial Statements

Amount
Net tangible assets and liabilities	$(310,000)
Goodwill	711,000
Intangible assets	640,000

$1,041,000

The amount allocated to the intangible assets represents the Company’s preliminary estimate of the identifiable intangible assets acquired from Red Condor, consisting of the Red Condor technology and intellectual property.

After making every reasonable effort to provide the pro forma consolidated information that summarizes the combined results of operations for the Company and Red Condor for the three and nine months ended September 30, 2010 and 2009, the Management of the Company has determined that it is impracticable to provide as the Red Condor, Inc. information is not readily available on a interim period basis.

3.    Stock-Based Compensation Expense

The Company has non-qualified and incentive stock option plans (together, the “Plans”) providing for the issuance of options to employees and others as deemed appropriate by the Board of Directors. Terms of options issued under the Plans include an exercise price equal to the estimated fair value (as determined by the Board of Directors) at the date of grant, vesting periods generally between three and five years, and expiration dates not to exceed ten years from the date of grant. The determination of fair value of the Company’s stock is derived using the stock price at the grant date. As of September 30, 2010, the Company had 3,938,709 option shares outstanding and 679,478 options shares available for issuance under the Plans.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected life of the stock options granted, the expected stock price volatility factor, and the pre-vesting option forfeiture rate. The fair value of options granted during the nine months ended September 30, 2010 and 2009 was calculated using the Black-Scholes option pricing model using the valuation assumptions in the table below. The Company estimates the expected life of stock options granted based upon management’s consideration of the historical life of the options and the vesting and contractual period of the options granted. The Company estimates the expected volatility factor based on the weighted average of the historical volatility of three publicly traded surrogates of the Company and the Company’s implied volatility from its common stock price. The Company applies its risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The Company has no history or expectation of paying any cash dividends on its common stock.  Forfeitures are estimated based on historical experience.

St. Bernard Software, Inc.

Notes to Condensed Consolidated Financial Statements

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009
Average expected life (years)	6.5	6.5
Average expected volatility	49.5%	50.6%
Average risk-free interest rate	3.4%	3.6%
Average expected dividend yield	0	0

Total stock-based compensation expense (income) was approximately $52,000 and ($183,000) for the three months ended September 30, 2010 and 2009, respectively, and $135,000 and $486,000 for the nine months ended September 30, 2010 and 2009, respectively. The decrease in stock-based compensation expense was mainly due to the expense relating to the vesting of options during the 2009 period for a former executive officer of the Company. The stock-based compensation expenses were charged to operating expenses. The effect on income (loss) per share as a result of the stock based compensation income (expense) was approximately $0.00 and $0.01 for the three months ended September 30, 2010 and 2009, respectively, and $0.01 and ($0.03) for the nine months ended September 30, 2010 and 2009, respectively. The tax effect was immaterial.

The following is a summary of stock option activity for the nine months ended September 30, 2010:

	Number of Shares Outstanding	Weighted Average Exercise Price

Options outstanding at December 31, 2009	2,455,049	$0.22
Granted	1,678,000	$0.32
Exercised	(46,547)	$0.25
Forfeited	(147,793)	$0.25
Options outstanding at September 30, 2010	3,938,709	$0.26
Options exercisable at September 30, 2010	1,318,977	$0.24

Additional information regarding options outstanding as of September 30, 2010 is as follows:

Range of Exercise Prices		Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.14	$0.16	481,750	8.46	$0.16	90,594	$0.15
$0.18	$0.19	41,000	8.25	$0.18	2,766	$0.19
$0.20	$0.20	395,000	8.94	$0.20	104,323	$0.20
$0.22	$0.24	338,000	9.16	$0.23	42,222	$0.23
$0.25	$0.25	1,264,459	5.22	$0.25	1,077,092	$0.25
$0.26	$0.26	6,000	8.98	$0.26	1,980	$0.26
$0.29	$0.29	500,000	9.58	$0.29	—	$—
$0.32	$0.34	110,000	5.40	$0.34	—	$—
$0.35	$0.35	723,500	9.56	$0.35	—	$—
$0.42	$0.58	79,000	9.68	$0.53	—	$—
$0.14	$0.58	3,938,709	7.81	$0.26	1,318,977	$0.24

St. Bernard Software, Inc.

Notes to Condensed Consolidated Financial Statements

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2010 was approximately $1.2 million and $451,000, respectively. The aggregate intrinsic value represents the total intrinsic value based upon the stock price of $0.58 at September 29, 2010. The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2009 was approximately $53,000 and $12,000, respectively.

As of September 30, 2010, there was approximately $266,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the option plans. This cost is expected to be recognized over a weighted average period of 2.68 years.

4.    Credit Facilities

On May 15, 2007, the Company entered into a Loan and Security Agreement with SVB (the “SVB Loan Agreement”). The SVB Loan Agreement was amended on February 27, 2009, March 23, 2010, and on September 29, 2010. Pursuant to the terms of the Loan Amendment, among other things, SVB (i) increased the revolving line balance to $2.3 million (from $2.0 million), (ii) increased the Cash Sublimit, FX (foreign exchange) Sublimit and the Letter of Credit Sublimit from $250,000 to $650,000, (iii) decreased the interest rate on the revolving line of credit to 2.0% (from 3.5%) over the greater of the SVB prime rate or 6.0% (from 7.5%), (iv) modified the tangible net worth covenant to no less than negative eighteen million dollars ($18,000,000) at all times, increasing quarterly by fifty percent (50%) of net income and monthly by fifty percent (50%) of issuances of equity after September 30, 2010 and the principal amount of subordinated debt received after September 30, 2010, (v) modified the borrowing base to eighty percent (80%) of eligible accounts, and (vi) extended the revolving line maturity date to May 15, 2011.  At September 30, 2010, total availability under the SVB Loan Agreement was $1.9 million, of which $0 was outstanding with an applicable interest rate of 6.0%. The Company was in compliance with the above stated covenants and restrictions. The obligations under the SVB Loan Agreement are secured by substantially all of St. Bernard’s assets.

In addition, the Loan Amendment provides for two additional term loan facilities totaling $500,000 that was used to repay indebtedness owing from the Company to Partners for Growth (“PFG”) during July 2010.  Term Loan A, which has a maturity date of May 15, 2011, in the amount of $300,000, accrues interest at a floating per annum rate equal to the greater of two percentage points (2.00%) above the SVB prime rate or six percent (6.00%).  Term Loan B, which has a maturity date of July 20, 2012, in the amount of $200,000, accrues interest at a floating per annum rate equal to the greater of three and one half percentage points (3.50%) above the SVB prime rate or seven and one half percent (7.50%).  At September 30, 2010, the total amount outstanding under Term Loan A and Term Loan B were $300,000 and $183,000, respectively. The interest expense for Term Loans A and B for the three months and nine months ended September 30, 2010 was approximately $6,000.

5.    Convertible Notes

On August 2, 2010, St. Bernard issued convertible notes (the “Notes”) in the amount of $3.2 million pursuant to a Securities Purchase Agreement (“SPA”) with certain Noteholders (the “Investors”).   Pursuant to the terms of the SPA, St. Bernard has issued to the Investors Notes and Warrants (“Warrants”) to purchase up to 210,111 shares of Common Stock in the aggregate. Under the terms of the Notes, the Notes mature on August 2, 2014.  Interest on the outstanding principal balance accrues at a rate of three percent (3.0%) per annum and accrued interest is added to the balance of the Notes.   All unpaid principal and interest on the Notes is due and payable at maturity.  The Investors may convert the Notes at any time into shares of Common Stock of St. Bernard at a fixed conversion price of $1.10. At any time after the issuance date of the Notes and prior to the Maturity Date, following the occurrence of any period of 60 consecutive trading days where the average closing price of the Common Stock of St. Bernard for such period is equal to or greater than $1.25 per share, the entire unpaid principal amount of the Notes together with any unpaid interest shall be converted into Common Stock of St. Bernard at a conversion price of $1.10.  The Warrants have an exercise price equal to $1.10 per share, are immediately exercisable and expire on August 2, 2014.

St. Bernard Software, Inc.

Notes to Condensed Consolidated Financial Statements

6.    Warrants

As of September 30, 2010 and December 31, 2009, a total of 1,363,961 and 1,153,850 shares of common stock were outstanding, respectively, and were reserved for issuance for the exercise of warrants at exercise prices ranging from $0.46 to $1.60 per share.  There were 210,111 warrants granted and none exercised or cancelled during the nine months ended September 30, 2010 (See Note 5).

7.   Warrant Derivative Liability

At September 30, 2010, there were 463,500 warrants classified as a derivative liability pursuant to accounting guidance as codified in ASC 815-40 (formerly EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock”).  At September 30, 2010 the estimated fair value of the warrants, which is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet, was determined based on a Black-Scholes option pricing model, to be $121,000 (See Note 8).  The changes in the estimated fair value of the warrant derivative liability for the three and nine months ended September 30, 2010 of $82,000 and $102,000 is included in other expense in the accompanying statement of operations.

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

Financial Instruments Measured at Fair Value on a Recurring Basis

ASC 820 requires disclosure of the level within the fair value hierarchy used by the Company to value financial assets and liabilities that are measured at fair value on a recurring basis. At September 30, 2010 the Company had outstanding warrants to purchase common shares of our stock that are classified as warrant derivative liabilities with a fair value of $121,000.  The warrants are valued using the Black-Scholes option pricing model using the valuation assumptions in the table below.

St. Bernard Software, Inc.

Notes to Condensed Consolidated Financial Statements

Nine months
Ended
September 30, 2010
Remaining life (years)	4.3
Expected volatility	53.4%
Risk-free interest rate	2.5%
Expected dividend yield	0
Stock price	$0.58

The following table reconciles the warrant derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010:

Balance at December 31, 2009	$19,000
Loss on change in fair value included in other expense	102,000
Balance at September 30, 2010	$121,000

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

9.    Litigation

In the normal course of business, the Company is occasionally named as a defendant in various lawsuits.  On September 7, 2010, an action was filed in the United States District Court Eastern District of Texas by Wordcheck Tech, LLC (the “Plaintiff”) against the Company as well as ALT-N TECHNOLOGIES, LTD.; APPRIVER LLC; ATHENA ARCHIVER, INC.; AWARENESS TECHNOLOGIES, INC.; AXS- ONE, INC.; BITDEFENDER LLC; BLUE COAT SYSTEMS, INC.; CA, INC. D/B/A CA TECHNOLOGIES; CHECK POINT SOFTWARE TECHNOLOGIES, INC.; CHECK POINT SOFTWARE, LLC; CODE GREEN NETWORKS INTERNATIONAL, INC. ; CODE GREEN NETWORKS, INC.; COMPUTER ASSOCIATES INTERNATIONAL, INC.; COMPUTER MAIL SERVICES, INC.; ELECTRIC MAIL (INTERNATIONAL) L.P.; EMC CORPORATION; ENTRUST, INC. D/B/A ENTRUST TECHNOLOGIES, INC.; ESOFT, INC.; FACETIME COMMUNICATIONS, INC.; FIDELIS SECURITY SYSTEMS, INC.; FORTINET, INC.; GFI SOFTWARE DEVELOPMENT, LTD.; GFI USA, INC.; GLOBAL RELAY COMMUNICATIONS, INC.; GLOBAL RELAY USA, INC.; GTB TECHNOLOGIES, INC.; INTEGO, INC.; IRON MOUNTAIN INC. D/B/A IRON MOUNTAIN COMPANY; ITECH, INC.; J2 GLOBAL COMMUNICATIONS, INC.; LIVEOFFICE HOLDINGS, LLC; LIVEOFFICE, LLC; MICROWORLD TECHOLOGIES, INC.; MIMECAST NORTH AMERICA, INC.; MIMECAST SERVICES LTD.; MIMECAST, LTD.; MIMOSA SYSTEMS, INC.; PALISADE SYSTEMS, INC.; PERMESSA CORPORATION; QUEST SOFTWARE, INC.; RED EARTH SOFTWARE (UK) LTD.; RED EARTH SOFTWARE, INC.; ROCKLIFFE SYSTEMS D/B/A ROCKLIFFE SYSTEMS, INC. D/B/A ROCKLIFFE, INC. D/B/A MAILSITE, INC.; RSA SECURITY, INC.; RSA SECURITY, LLC; SAFENET, INC.; SHERPA SOFTWARE GROUP, INC. D/B/A SHERPA SOFTWARE; SHERPA SOFTWARE GROUP, L.P. A/K/A SHERPA SOFTWARE PARTNERS, L.P. D/B/A SHERPA SOFTWARE; SMARSH, INC.; SOLINUS, INC., D/B/A MAILFOUNDRY; THE ELECTRIC MAIL COMPANY; TRUSTWAVE CORPORATION; TRUSTWAVE HOLDINGS, INC.; UNIFY CORPORATION; VERDASYS INC.; VERICEPT CORPORATION; VIRTUALCONNECT TECHNOLOGIES, INC.; WATCHGUARD TECHNOLOGIES, INC.; WATERFORD TECHNOLOGIES GROUP, LTD. D/B/A WATERFORD TECHNOLOGIES GROUP; WATERFORD TECHNOLOGIES, INC. D/B/A SEATTLELAB, INC. D/B/A SEATTLELAB; WORKSHARE TECHNOLOGY, INC. D/B/A WORKSHARE, INC.; ZL TECHNOLOGIES, INC.; and ZSCALER, INC. (collectively the “Defendants”). In this matter, the Plaintiff's claim against the Company is that the ePrism e-mail filter products, which are manufactured by an unrelated third party and sold by the Company, allegedly infringe upon U.S. Patent No. 6,782,510 entitled “Word Checking Tool For Controlling The Language Content In Documents Using Dictionaries With Modifyable Status Fields” which was issued on August 24, 2004. The Plaintiff is seeking a judgment in favor of Plaintiff, including a permanent injunction, and is seeking an award of unspecified damages. The Company intends to vigorously defend its interests in this matter.

St. Bernard Software, Inc.

Notes to Condensed Consolidated Financial Statements

10.    Commitment and Contingencies

Lease Agreement

On August 2, 2010, the Company entered into a lease agreement for approximately 28,633 square feet of office space in San Diego, CA (the “Premise”). The Company’s current lease is scheduled to expire on December 31, 2010.  Starting on January 1, 2011 the Premise will serve as the Company’s new headquarters.

The New Lease has a term of sixty-five (65) months from the commencement date and provides for a one time termination option at the end of the fourth (4th) year. The New Lease provides for an initial monthly Base Rent payment through December 31, 2011 of one dollar and eighty-five cents ($1.85) per rentable square foot per month (or approximately $53,000), separately metered utilities, and an escalation clause under which annual rent is increased three percent (3.0%) per annum at each anniversary date.  The New Lease provides that as long as the Company is not in economic or material non-economic default, for the month of January 2011, as well as for the period commencing April 1, 2011, and ending December 31, 2011, the Company will only be required to pay a monthly Base Rent in the amount of $46,000 instead of $53,000.

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

OVERVIEW

Our Business

We design, develop, and market on-demand, on-premises and hybrid SCM solutions to the mid enterprise and MSP markets. Our solutions help IT professionals effectively manage their enterprise’s web and messaging security needs thru a differentiated, modular offering. Our Cloud Service Platform enables customers and MSP providers alike to easily provision the SCM solutions they need into an array of flexible deployment options. Our on-demand approach enables flexibility, scalability and reliability that optimizes TCO and TCA around our customers’ budgetary needs. With an extensive ISP/MSP partner network, thousands of enterprises and millions of end users worldwide, St. Bernard is rapidly expanding its solution set into a larger, global footprint.

Customers can purchase our solutions directly from us, through a managed service provider, or via one of our Pro Partners around the world. On-premises purchases typically consist of an initial hardware purchase (appliance) and maintenance subscription, whereas our on-demand purchases contain only a subscription. Our primary customers are IT executives, managers and administrators as well as and MSP’s and ISP’s.

Asset Purchase Agreement

On July 28, 2010, the Company entered into an Asset Purchase Agreement (“APA”) with Red Condor and certain Noteholders of Red Condor, pursuant to which St. Bernard purchased substantially all of the assets and assumed certain liabilities of Red Condor in exchange for restricted shares of Common Stock of St. Bernard, subject to certain post-closing adjustments described in the Transaction. The assumed liabilities included approximately: (i) $420,000 in accounts payable and (ii) $42,000 of accrued vacation time.  Included in the acquired assets was approximately $638,000 in Red Condor accounts receivable.

The Transaction closed on August 2, 2010 (the “Closing Date”).  On the Closing Date, and in consideration for the Transaction, St. Bernard issued to the Noteholders of Red Condor, 2,416,272 restricted shares of Common Stock (the “Purchase Shares”), of which 483,254 shares of Common Stock, are being held in Escrow for 18 months. In addition, in connection with the Transaction, the Company agreed to forgive the repayment of a previous advance to Red Condor in the aggregate amount of $220,000.

Under the APA, St. Bernard agreed to offer employment to 34 employees of Red Condor, and agreed to continue relationships with certain independent contractors after the closing date.

Securities Purchase Agreement

On August 2, 2010, St. Bernard issued convertible notes (the “Notes”) in the amount of $3.2 million pursuant to a Securities Purchase Agreement (“SPA”) with certain Noteholders (the “Investors”).   Pursuant to the terms of the SPA, St. Bernard has issued to the Investors Notes and Warrants (“Warrants”) to purchase up to 210,111 shares of Common Stock in the aggregate. Under the terms of the Notes, the Notes mature on August 2, 2014.  Interest on the outstanding principal balance accrues at a rate of three percent (3.0%) per annum and accrued interest is added to the balance of the Notes.   All unpaid principal and interest on the Notes is due and payable at maturity.  The Investors may convert the Notes at any time into shares of Common Stock of St. Bernard at a fixed conversion price of $1.10. At any time after the issuance date of the Notes and prior to the Maturity Date, following the occurrence of any period of 60 consecutive trading days where the average closing price of the Common Stock of St. Bernard for such period is equal to or greater than $1.25 per share, the entire unpaid principal amount of the Notes together with any unpaid interest shall be converted into Common Stock of St. Bernard at a conversion price of $1.10.  The Warrants have an exercise price equal to $1.10 per share, are immediately exercisable and expire on August 2, 2014.

Our Financial Results

We reported revenues of $4.6 million and $4.5 million, respectively, for the three months ended September 30, 2010 and 2009; a net loss for the three months ended September 30, 2010 of $1.3 million, compared to net income of $117,000 for the same period in 2009; and net basic and diluted loss per share for the three months ended September 30, 2010 of $0.09, compared to a net basic and diluted income per share of $0.01 reported in the same period in 2009. The decrease in the basic and diluted loss per share was primarily attributable to a loss from operations of approximately $1.2 million for the three months ended September 30, 2010 compared to income from operations of $205,000 for the same period in 2009.

Cash used by operating activities increased $862,000 to $962,000 for the nine months ended September 30, 2010 compared to cash used by operating activities of $100,000 for the same period in 2009. The net increase in the cash used by operating activities was due primarily to the increase in operating expenses as a result of the Red Condor transaction.

During the three months ended September 30, 2010, we continued to invest in product development. Our efforts have been directed toward new feature enhancements as well as the continual improvement of our SWG appliances. Our development efforts were primarily focused on delivering additional security features for our product lines while employing a cost-reduction strategy. We have also focused on transitioning all back-office operations of Red Condor to our San Diego location and expect to see operational savings in subsequent quarters.

Critical Accounting Policies and Estimates

There are several accounting policies that involve management’s judgments and estimates and are critical to understanding our historical and future performance as these policies and estimates affect the reported amounts of revenue and other significant areas in our reported financial statements.

●	revenue recognition;
●	allowance for doubtful accounts;
●	intangible assets;
●	impairment of goodwill and long-lived assets;
●	accounting for income taxes;
●	warranty obligation; and
●	accounting for stock options.

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” located within our 10-K filed on March 26, 2010 for the year ended December 31, 2009 for further discussion of our  “Summary of Significant Accounting Policies and Estimates”. There have been no material changes to these accounting policies during the three months ended September 30, 2010.

Results of Operations

Comparisons of the Three Months Ended September 30, 2010 and 2009 (in thousands, except percentages)

Revenues
	For the
	Three Months Ended
	September 30,
	2010	2009	% Change
Total revenues	$4,587	$4,493	2.1%

Revenues increased $94,000 for the three months ended September 30, 2010, compared to the same period in 2009 primarily as a result of increases of $8,000 in subscription revenues and $86,000 in appliance revenues. Reported revenues for the three months ended September 30, 2010 exclude approximately $178,000 of amounts that relate to services provided to former Red Condor, Inc. customers that were written down to fair value at the time of acquisition. See the discussion of changes in subscription and appliance revenues below.

Subscription Revenues
	For the
	Three Months Ended
	September 30,
	2010	2009	% Change
Subscription revenues	$3,623	$3,615	0.2%

As a percentage of total revenues	79.0%	80.5%

For the three months ended September 30, 2010 our subscription revenues increased slightly compared to the same period in 2009 due to the addition of the Red Condor product line. Reported revenues for the three months ended September 30, 2010 exclude approximately $178,000 of amounts that relate to services provided to former Red Condor, Inc. customers that were written down to fair value at the time of acquisition. The subscription renewal rates for our products range from 75% to 85%.

Appliance Revenues
	For the
	Three Months Ended
	September 30,
	2010	2009	% Change
Appliance revenues	$961	$875	9.8%

As a percentage of total revenues	21.0%	19.5%

For the three months ended September 30, 2010, appliance revenues increased approximately $86,000 compared with the respective period in 2009.  Total units shipped for the three months ended September 30, 2010 were 629 units compared with 595 units for the same period in 2009.

Cost of Revenues
	For the
	Three Months Ended
	September 30,
	2010	2009	% Change
Total cost of revenues	$1,330	$1,019	30.5%

Gross margin percentage	71.0%	77.3%

 Cost of revenues consist primarily of the cost of contract manufactured hardware, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Total cost of revenues increased $311,000 for the three months ended September 30, 2010 compared to the same period in 2009 primarily as a result of the acquisition of Red Condor on August 2, 2010. See the discussion of changes in the cost of subscription and appliance revenues below.

Cost of Subscription Revenues
	For the
	Three Months Ended
	September 30,
	2010	2009	% Change
Cost of subscription revenues	$678	$416	63.0%

Gross margin percentage	81.3%	88.5%

The cost of subscription revenues includes the technical support group.  The increase of $262,000 for three months ended September 30, 2010 to the same period in 2009 is mainly due to increases to compensation expenses related to the acquired workforce of the Red Condor technical support group and the cost of sales for subscriptions for an additional product line.

Cost of Appliance Revenues
	For the
	Three Months Ended
	September 30,
	2010	2009	% Change
Cost of appliance revenues	$651	$594	9.6%

Gross margin percentage	32.3%	32.1%

The cost of appliance revenues, which includes contract manufactured equipment, packaging and freight, increased $57,000 for the three months ended September 30, 2010 compared to the same period in 2009 and gross margin remained relatively unchanged for the same period.

Sales and Marketing Expense
	For the
	Three Months Ended
	September 30,
	2010	2009	% Change
Sales and marketing expense	$1,868	$1,474	26.7%

As a percentage of total revenues	40.7%	32.8%

Sales and marketing expense consists primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the three months ended September 30, 2010, sales and marketing expense increased 26.7%, or approximately $394,000, over the same period in 2009 primarily due to increases to compensation expenses including commissions and additional advertising expenses.

Research and Development Expense
	For the
	Three Months Ended
	September 30,
	2010	2009	% Change
Research and development expense	$1,249	$860	45.2%

As a percentage of total revenues	27.2%	19.1%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The net increase of $389,000 for the three months ended September 30, 2010 compared to the same period in 2009 was primarily the result of a net increase in compensation costs due to the acquired workforce from Red Condor, offset by a net decrease to consulting expenses.  This additional workforce will continue to maintain the Red Condor Technology while integrating with our other products.

Management believes that a significant investment in research and development is required to remain competitive and we expect to continue to invest in research and development activities.

General and Administrative Expense
	For the
	Three Months Ended
	September 30,
	2010	2009	% Change
General and administrative expense	$1,330	$462	187.9%

As a percentage of total revenues	29.0%	10.3%

General and administrative expenses, which consist primarily of salaries and related benefits, and fees for professional services, such as legal and accounting services, increased approximately $868,000 for the three months ended September 30, 2010, compared to the same period in 2009. The most significant increases during the three months ended September 30, 2010 included increases in legal and accounting expenses of approximately $256,000 related to the acquisition of Red Condor, stock-based compensation expenses of $235,000, compensation expenses of $221,000 related to the acquisition of the Red Condor workforce and the addition of an executive position, and an increase in lease and rents expense of $105,000. The increase in stock-based compensation expenses was mainly attributable to lower expenses during 2009 relating to the vesting of stock options to the Company's former CEO.  During 2009, we subleased approximately 30,000 square feet of our unused office space to a company. The proceeds from the sublease were used to offset our monthly facilities rent expense.

Write-off of Capitalized Software
	For the
	Three Months Ended
	September 30,
	2010	2009	% Change
Write-off of capitalized software	$0	$473	(100.0)%

As a percentage of total revenues	0.0%	10.5%

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

Interest and Other Income, Net
	For the
	Three Months Ended
	September 30,
	2010	2009	% Change
Interest and other income, net	$116	$88	31.8%

As a percentage of total revenues	2.5%	2.0%

Interest and other income, net, includes interest expense, interest income, and other income. The increase for the three months ended September 30, 2010 over the same period in 2009 was the result of an increase to other income related to the warrant derivative, offset by a decrease in interest expense related to short-term borrowings.

Comparisons of the Nine months Ended September 30, 2010 and 2009 (in thousands, except percentages)

Revenues
	For the
	Nine months Ended
	September 30,
	2010	2009	% Change
Total revenues	$13,317	$13,696	(2.8)%

Revenues decreased $379,000 for the nine months ended September 30, 2010, compared to the same period in 2009 primarily as a result of decreases of $462,000 in subscription revenues, offset by increases in appliance revenues of $36,000 and $47,000 in license revenues. Reported revenues for the nine months ended September 30, 2010 exclude approximately $178,000 of amounts that relate to services provided to former Red Condor, Inc. customers that were written down to fair value at the time of acquisition. See the discussion of changes in subscription and appliance revenues below.

Subscription Revenues
	For the
	Nine months Ended
	September 30,
	2010	2009	% Change
Subscription revenues	$10,534	$10,996	(4.2)%

As a percentage of total revenues	79.1%	80.3%

For the nine months ended September 30, 2010 our subscription revenues decreased approximately $462,000 compared to the same period in 2009 primarily due to pricing pressures to discount our subscription products to stay competitive in the current economy. Reported revenues for the nine months ended September 30, 2010 exclude approximately $178,000 of amounts that relate to services provided to former Red Condor, Inc. customers that were written down to fair value at the time of acquisition. The subscription renewal rates for our products range from 75% to 85%.

Appliance Revenues
	For the
	Nine months Ended
	September 30,
	2010	2009	% Change
Appliance revenues	$2,727	$2,691	1.3%

As a percentage of total revenues	20.5%	19.6%

For the nine months ended September 30, 2010, appliance revenues increased approximately $36,000 compared with the respective period in 2009. Total units shipped for the nine months ended September 30, 2010 were 1,816 units compared with 1,837 units for the same period in 2009. Though we shipped out fewer appliance units, the increase in revenue can be attributed to a noticeable shift in customer demand toward the higher-end models.

Cost of Revenues
	For the
	Nine months Ended
	September 30,
	2010	2009	% Change
Total cost of revenues	$3,385	$3,153	7.4%

Gross margin percentage	74.6%	77.0%

 Cost of revenues consist primarily of the cost of contract manufactured hardware, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Total cost of revenues increased $232,000 for the nine months ended September 30, 2010 compared to the same period in 2009 primarily as a result of increases of $172,000 in cost of subscription revenues, $58,000 in cost of appliances, and $2,000 in cost of licenses. See the discussion of changes in the cost of subscription and appliance revenues below.

Cost of Subscription Revenues
	For the
	Nine months Ended
	September 30,
	2010	2009	% Change
Cost of subscription revenues	$1,488	$1,316	13.1%

Gross margin percentage	85.9%	88.0%

The cost of subscription revenues includes the technical support group.  The increase of $172,000 for nine months ended September 30, 2010 to the same period in 2009 is mainly due to increases to compensation expenses related to the acquired workforce of the Red Condor technical support group and the cost of sales for subscriptions for an additional product line.

Cost of Appliance Revenues
	For the
	Nine months Ended
	September 30,
	2010	2009	% Change
Cost of appliance revenues	$1,884	$1,826	3.2%

Gross margin percentage	30.9%	32.1%

The cost of appliance revenues, which includes contract manufactured equipment, packaging and freight increased $58,000 for the nine months ended September 30, 2010 compared to the same period in 2009. Gross margin decreased slightly for the period mentioned above.

Sales and Marketing Expense
	For the
	Nine months Ended
	September 30,
	2010	2009	% Change
Sales and marketing expense	$5,288	$4,715	12.2%

As a percentage of total revenues	39.7%	34.4%

Sales and marketing expense consists primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the nine months ended September 30, 2010 sales and marketing expense increased 12.2%, or approximately $573,000, over the same period in 2009 primarily due to increases to compensation expenses related to the acquired workforce from Red Condor and additional advertising expenses.

Research and Development Expense
	For the
	Nine months Ended
	September 30,
	2010	2009	% Change
Research and development expense	$2,964	$2,988	(0.8)%

As a percentage of total revenues	22.3%	21.8%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The net decrease of $24,000 for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily the result of an increase in compensation costs related to the acquired workforce of Red Condor research and development engineers, offset by the transitioning of research and development expenses in-house.  During 2009, the Company modified its consulting agreement with Softworks Group Pty Ltd.  As a result, the majority of research and development was moved in-house to Company headquarters during the latter half of 2009, eventually leading to the transitioning of 100% of the research and development expenses in-house during 2010, resulting in a significant decrease in research and development related consulting expenses.

Management believes that a significant investment in research and development is required to remain competitive and we expect to continue to invest in research and development activities.

General and Administrative Expense
	For the
	Nine months Ended
	September 30,
	2010	2009	% Change
General and administrative expense	$3,335	$2,709	23.1%

As a percentage of total revenues	25.0%	19.8%

General and administrative expenses, which consist primarily of salaries and related benefits, and fees for professional services, such as legal and accounting services, increased approximately $626,000 for the nine months ended September 30, 2010, compared to the same period in 2009. The most significant increases during the three months ended September 30, 2010 included increases in lease and rents expense of $427,000, compensation expenses of $397,000 related to the acquisition of the Red Condor workforce and the addition of an executive position, legal and accounting expenses of approximately $229,000 related to the acquisition of Red Condor, offset by stock-based compensation expenses of $350,000. The decrease in stock-based compensation expenses was mainly attributable to expenses in the 2009 period relating to the vesting of stock options to the Company's former CEO.  During 2009, we subleased approximately 30,000 square feet of our unused office space to a company. The proceeds from the sublease were used to offset our monthly facilities rent expense.

Write-off of Capitalized Software
	For the
	Nine Months Ended
	September 30,
	2010	2009	% Change
Write-off of capitalized software	$0	$473	(100.0)%

As a percentage of total revenues	0.0%	3.5%

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

Interest and Other Income, Net
	For the
	Nine months Ended
	September 30,
	2010	2009	% Change
Interest and other income, net	$232	$221	5.0%

As a percentage of total revenues	1.7%	1.6%

Interest and other income, net, includes interest expense, interest income, and other income. The increase for the nine months ended September 30, 2010 over the same period in 2009 was the result of an increase to other income related to the warrant derivative, offset by a decrease to other income related to interest expense due to short-term borrowings.

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

Cash used by operating activities was $1.0 million and $100,000 for the nine months ended September 30, 2010 and 2009, respectively. The net increase in use of cash by operating activities was primarily due to the increase in general operating expenses and operating expenses associated with Red Condor.

For the nine months ended September 30, 2010 and 2009, cash used by investing activities was $125,000 and $75,000, respectively.

Cash flows provided by financing activities for the nine months ended September 30, 2010 was $1.4 million and cash used by financing activities for the same period in 2009 was $455,000. The increase in cash provided by financing was primarily due to the proceeds from a convertible note as part of a Securities Purchase Agreement dated August 2, 2010, offset by a decrease in short-term borrowings.

As a result of the foregoing, the net increase in cash and cash equivalents was $335,000 for the nine months ended September 30, 2010 as compared to a net decrease in cash of approximately $630,000 for the comparable period in 2009.

Credit Facilities

On May 15, 2007, the Company entered into a Loan and Security Agreement with SVB (the “SVB Loan Agreement”). The SVB Loan Agreement was amended on February 27, 2009, March 23, 2010, and on September 29, 2010. Pursuant to the terms of the Loan Amendment, among other things, SVB (i) increased the revolving line balance to $2.3 million (from $2.0 million), (ii) increased the Cash Sublimit, FX (foreign exchange) Sublimit and the Letter of Credit Sublimit from $250,000 to $650,000, (iii) decreased the interest rate on the revolving line of credit to 2.0% (from 3.5%) over the greater of the SVB prime rate or 6.0% (from 7.5%), (iv) modified the tangible net worth covenant to no less than negative eighteen million dollars ($18,000,000) at all times, increasing quarterly by fifty percent (50%) of net income and monthly by fifty percent (50%) of issuances of equity after September 30, 2010 and the principal amount of subordinated debt received after September 30, 2010, (v) modified the borrowing base to eighty percent (80%) of eligible accounts, and (vi) extended the revolving line maturity date to May 15, 2011.  At September 30, 2010, total availability under the SVB Loan Agreement was $1.9 million, of which $0 was outstanding with an applicable interest rate of 6.0%. The Company was in compliance with the above stated covenants and restrictions. The obligations under the SVB Loan Agreement are secured by substantially all of St. Bernard’s assets.

In addition, the Loan Amendment provides for two additional term loan facilities totaling $500,000 that was used to repay indebtedness owing from PFG during July 2010.  Term Loan A, which has a maturity date of May 15, 2011, in the amount of $300,000, accrues interest at a floating per annum rate equal to the greater of two percentage points (2.00%) above the SVB prime rate or six percent (6.00%).  Term Loan B, which has a maturity date of July 20, 2012, in the amount of $200,000, accrues interest at a floating per annum rate equal to the greater of three and one half percentage points (3.50%) above the SVB prime rate or seven and one half percent (7.50%).  At September 30, 2010, the total amount outstanding under Term Loan A and Term Loan B were $300,000 and $183,000, respectively. The interest expense for Term Loans A and B for the three months and nine months ended September 30, 2010 was approximately $6,000.

Convertible Notes

On August 2, 2010, St. Bernard issued convertible notes (the “Notes”) in the amount of $3.2 million pursuant to a Securities Purchase Agreement (“SPA”) with certain Noteholders (the “Investors”).   Pursuant to the terms of the SPA, St. Bernard has issued to the Investors Notes and Warrants (“Warrants”) to purchase up to 210,111 shares of Common Stock in the aggregate. Under the terms of the Notes, the Notes mature on August 2, 2014.  Interest on the outstanding principal balance accrues at a rate of three percent (3.0%) per annum and accrued interest is added to the balance of the Notes.   All unpaid principal and interest on the Notes is due and payable at maturity.  The Investors may convert the Notes at any time into shares of Common Stock of St. Bernard at a fixed conversion price of $1.10. At any time after the issuance date of the Notes and prior to the Maturity Date, following the occurrence of any period of 60 consecutive trading days where the average closing price of the Common Stock of St. Bernard for such period is equal to or greater than $1.25 per share, the entire unpaid principal amount of the Notes together with any unpaid interest shall be converted into Common Stock of St. Bernard at a conversion price of $1.10.  The Warrants have an exercise price equal to $1.10 per share, are immediately exercisable and expire on August 2, 2014.

Liquidity

As of September 30, 2010, the Company had approximately $2.8 million in cash and cash equivalents and a working capital deficit of $6.7 million.  Approximately $10.9 million of the Company’s current liability balance at September 30, 2010 consisted of deferred revenues, which represents amounts that are expected to be amortized into revenue as they are earned in future periods.  For the nine months ended September 30, 2010, the Company incurred a net loss of $1.9 million, and through September 30, 2010 has recorded a cumulative net loss of $51.6 million.  For the nine months ended September 30, 2010 net cash used by operating activities was $962,000.

As described at Note 4 to the accompanying financial statements, the Company has existing credit facilities with Silicon Valley Bank (“SVB”), under which there is borrowing availability of $1.9 million as of September 30, 2010.  On July 20, 2010, a note $750,000 from Partner for Growth (“PFG”) note was paid off and during the three months ended September 30, 2010, the Company received proceeds of $3.2 million in connection with the issuance of subordinated convertible notes.

The Company believes that its existing cash resources as of September 30, 2010, combined with proceeds from the issuance of convertible notes in July 2010, projected collections on billings, and borrowing availability under existing SVB credit facilities, will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected collections will be achieved or the improvement in operating results or cash flows from operating activities will continue. In the event cash flow from operating activities and additional borrowings under existing credit facilities are not sufficient, the Company may require additional sources of financing in order to maintain its current operations. These additional sources of financing may include public or private offerings of equity or debt securities. In the current capital environment, no assurance can be given that additional sources of financing will be available on acceptable terms, on a timely basis, or at all.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

In the normal course of business, the Company is occasionally named as a defendant in various lawsuits. On September 7, 2010, an action was filed in the United States District Court Eastern District of Texas by Wordcheck Tech, LLC (the “Plaintiff”) against the Company as well as ALT-N TECHNOLOGIES, LTD.; APPRIVER LLC; ATHENA ARCHIVER, INC.; AWARENESS TECHNOLOGIES, INC.; AXS- ONE, INC.; BITDEFENDER LLC; BLUE COAT SYSTEMS, INC.; CA, INC. D/B/A CA TECHNOLOGIES; CHECK POINT SOFTWARE TECHNOLOGIES, INC.; CHECK POINT SOFTWARE, LLC; CODE GREEN NETWORKS INTERNATIONAL, INC. ; CODE GREEN NETWORKS, INC.; COMPUTER ASSOCIATES INTERNATIONAL, INC.; COMPUTER MAIL SERVICES, INC.; ELECTRIC MAIL (INTERNATIONAL) L.P.; EMC CORPORATION; ENTRUST, INC. D/B/A ENTRUST TECHNOLOGIES, INC.; ESOFT, INC.; FACETIME COMMUNICATIONS, INC.; FIDELIS SECURITY SYSTEMS, INC.; FORTINET, INC.; GFI SOFTWARE DEVELOPMENT, LTD.; GFI USA, INC.; GLOBAL RELAY COMMUNICATIONS, INC.; GLOBAL RELAY USA, INC.; GTB TECHNOLOGIES, INC.; INTEGO, INC.; IRON MOUNTAIN INC. D/B/A IRON MOUNTAIN COMPANY; ITECH, INC.; J2 GLOBAL COMMUNICATIONS, INC.; LIVEOFFICE HOLDINGS, LLC; LIVEOFFICE, LLC; MICROWORLD TECHOLOGIES, INC.; MIMECAST NORTH AMERICA, INC.; MIMECAST SERVICES LTD.; MIMECAST, LTD.; MIMOSA SYSTEMS, INC.; PALISADE SYSTEMS, INC.; PERMESSA CORPORATION; QUEST SOFTWARE, INC.; RED EARTH SOFTWARE (UK) LTD.; RED EARTH SOFTWARE, INC.; ROCKLIFFE SYSTEMS D/B/A ROCKLIFFE SYSTEMS, INC. D/B/A ROCKLIFFE, INC. D/B/A MAILSITE, INC.; RSA SECURITY, INC.; RSA SECURITY, LLC; SAFENET, INC.; SHERPA SOFTWARE GROUP, INC. D/B/A SHERPA SOFTWARE; SHERPA SOFTWARE GROUP, L.P. A/K/A SHERPA SOFTWARE PARTNERS, L.P. D/B/A SHERPA SOFTWARE; SMARSH, INC.; SOLINUS, INC., D/B/A MAILFOUNDRY; THE ELECTRIC MAIL COMPANY; TRUSTWAVE CORPORATION; TRUSTWAVE HOLDINGS, INC.; UNIFY CORPORATION; VERDASYS INC.; VERICEPT CORPORATION; VIRTUALCONNECT TECHNOLOGIES, INC.; WATCHGUARD TECHNOLOGIES, INC.; WATERFORD TECHNOLOGIES GROUP, LTD. D/B/A WATERFORD TECHNOLOGIES GROUP; WATERFORD TECHNOLOGIES, INC. D/B/A SEATTLELAB, INC. D/B/A SEATTLELAB; WORKSHARE TECHNOLOGY, INC. D/B/A WORKSHARE, INC.; ZL TECHNOLOGIES, INC.; and ZSCALER, INC. (collectively the “Defendants”). In this matter, the Plaintiff's claim against the Company is that the ePrism e-mail filter products, which are manufactured by an unrelated third party and sold by the Company, allegedly infringe upon U.S. Patent No. 6,782,510 entitled “Word Checking Tool For Controlling The Language Content In Documents Using Dictionaries With Modifyable Status Fields” which was issued on August 24, 2004. The Plaintiff is seeking a judgment in favor of Plaintiff, including a permanent injunction, and is seeking an award of unspecified damages. The Company intends to vigorously defend its interests in this matter.

Item 1A.  Risk Factors

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 2, 2010, St. Bernard issued convertible notes (the “Notes”) in the amount of $3.2 million pursuant to a Securities Purchase Agreement (“SPA”) with certain Noteholders (the “Investors”).   Pursuant to the terms of the SPA, St. Bernard has agreed to issued to the Investors Notes and Warrants (“Warrants”) to purchase up to 210,111 shares of Common Stock in the aggregate. Under the terms of the Notes, the Notes mature on August 2, 2014.  Interest on the outstanding principal balance accrues at a rate of three percent (3.0%) per annum and accrued interest is added to the balance of the Notes.   All unpaid principal and interest on the Notes is due and payable at maturity.  The Investors may convert the Notes at any time into shares of Common Stock of St. Bernard at a fixed conversion price of $1.10. At any time after the issuance date of the Notes and prior to the Maturity Date, following the occurrence of any period of 60 consecutive trading days where the average closing price of the Common Stock of St. Bernard for such period is equal to or greater than $1.25 per share, the entire unpaid principal amount of the Notes together with any unpaid interest shall be converted into Common Stock of St. Bernard at a conversion price of $1.10.  The Warrants have an exercise price equal to $1.10 per share, are immediately exercisable and expire on August 2, 2014.

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

4.10
Warrant Purchase Agreement between St. Bernard Software, Inc. and RWI Ventures II, L.P. dated July 28, 2010 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2010).

4.11
Convertible Note Agreement between St. Bernard Software, Inc. and certain Noteholders dated July 28, 2010 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2010).

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

10.15
Lease Agreement between St. Bernard Software, Inc. and Kilroy Realty, L.P., dated August 2, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2010).

10.16
Seventh Amendment to Loan and Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated September 29, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010).

10.17
Asset Purchase Agreement between St. Bernard Software, Inc. and Red Condor, Inc. dated July 28, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2010.)

10.18
Amendment No. 1 to the Asset Purchase Agreement between St. Bernard Software, Inc. and Red Condor, Inc. dated July 28, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2010.)

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

ST. BERNARD SOFTWARE, INC.

Dated: November 15, 2010	By:	/s/ Louis E. Ryan
Louis E. Ryan Chief Executive Officer and Chairman of the Board of Directors