Form 10-K
period 2010-12-31
ST. BERNARD SOFTWARE, INC.
filed 2011-03-18
CIK 1288496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

    OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________

Commission File Number 0-50813

St. Bernard Software, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0996152
(State or other Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

15333 Avenue of Science, San Diego, California	92128
(Address of Principal Executive Office)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of June 30, 2010 was $1,528,964, based on the last reported sale of $0.32 per share on June 30, 2010.

As of March 18, 2011, a total of 16,231,557 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Refer to Exhibits set forth in Item 15 of this Form 10-K.  Refer to Items 10, 11, 12, 13, and 14 of this Form 10-K for information incorporated by reference to the registrant’s proxy statement for its 2011 annual stockholders’ meeting.

ST. BERNARD SOFTWARE, INC. (DBA EDGEWAVE)

ANNUAL REPORT ON FORM 10-K FOR
THE FISCAL YEAR ENDED DECEMBER 31, 2010

PART I

Item 1.  Business

St. Bernard Software, Inc. (dba EdgeWave), a Delaware corporation (“we,” “us,”  “our,” the “Company”, or “EdgeWave”) develops and markets on demand, on-premises, and hybrid Secure Content Management (“SCM”) solutions to the mid-enterprise and service provider markets. The EdgeWave portfolio of web, messaging and data protection technologies delivers SCM with ease of deployment and some of the lowest Total Cost of Ownership (“TCO”) on the market. The Company’s award winning iPrism Web Security and Red Condor Email Security products are complemented by new e-reputation, email archiving and data leakage protection solutions, and can be delivered as hosted, on-premises, and hybrid services. With 6,500 customers and over 200 Managed Service Provider (“MSP”) partners worldwide, EdgeWave strives to deliver simple, high performance solutions that offer excellent value.

On July 28, 2010, the Company entered into an Asset Purchase Agreement (“APA”) with Red Condor, Inc., an award-winning provider of fully managed email security solutions, pursuant to which the Company purchased substantially all of the assets and assumed certain liabilities of Red Condor in return for unregistered shares of Common Stock of the Company.  The acquisition builds upon the success of the Company’s existing hybrid platform as Red Condor’s managed security solutions is a natural extension of the Company’s product portfolio and business strategy.  As a result of the acquisition, the Company gained a highly scalable on-demand platform, a sophisticated Threat Analysis Center, and a world class provisioning engine.

Customers can purchase our solutions directly from us, through MSPs, or via our network of resellers we refer to as Pro Partners around the world. On-premises purchases typically consist of an initial hardware purchase (appliance) and maintenance subscription, whereas our on-demand purchases contain only a subscription. Our primary customers are IT executives, managers and administrators as well as MSPs and Internet Service Providers (“ISPs”).

The EdgeWave portfolio of SCM solutions include:

●
A suite of security solutions that protects organizations from the external threat of cyber-attacks while defending against internal threats associated with data loss, intellectual property exposure or decline in employee productivity

●	Flexible, policy-driven solutions that protect organizations whether users are accessing the network internally, offsite or roaming

●	A dynamic Threat Intelligence Center manned by expert security analysts

●
Robust solutions that are easy to deploy, with options for enhanced provisioning that include on-premises and managed appliances, hosted services, and unique hybrid solutions designed to meet the Company security requirements

●	Technical support including the EdgeWave ProCare Elite program

Our corporate headquarters is located at 15333 Avenue of Science, San Diego, California, 92128.

Products

The Company has developed SCM products and services that deliver a broad range of solutions designed to protect organizations from current and emerging threats. The Company’s solutions can be delivered as hosted, on-premise, and hybrid services, and combine excellent performance with ease of deployment, world class customer support, and some of the lowest possible total cost of ownership.

The EdgeWave SCM portfolio of products includes:

EdgeWave Web Security

EdgeWave Web Security includes scalable on-premises, on-demand, and hybrid solutions for Web filtering, e-reputation and website health.

●
EdgeWave Web Security solutions (powered by the Company’s flagship product, iPrism) protect networks from Internet-based threats and enforce Internet usage and corporate security policies by blocking access to non-business related websites via granular policy enforcement. iPrism protects organizations by blocking URLs and Internet applications, and preventing damaging spyware and other forms of malware from polluting corporate networks.

●
EdgeWave eReputation Services proactively scans websites for malware infections and threats. Customers receive automated alerts and in-depth reporting for effective remediation of identified malware to help protect a website and its visitors from malware, ensuring the website reputable, safe and secure.

 EdgeWave Messaging Security

The EdgeWave Messaging Security portfolio includes highly scalable on-premises, on-demand, and hybrid solutions for email filtering, mail continuity, archiving and outbound content protection.

•
EdgeWave Email Security solutions (powered by Red Condor) eliminate spam and virus intrusions through policy-based content inspection of both inbound and outbound messages. Outbound email filtering also prevents confidential or sensitive information from being purposely or inadvertently leaked outside an organization. EdgeWave’s no-touch email security is available in flexible delivery options that include fully managed appliances, hosted cloud services and a hybrid solution with exclusive VX failover technology.

•
EdgeWave Secure Archive is a hosted solution that indexes and retains all email in an inalterable state so it is easily retrievable whenever needed. With unlimited capacity and retention time, EdgeWave Archive meets the requirements of large and small enterprises alike, helping enhance operational efficiencies and enforce policies for regulatory compliance.

EdgeWave Data Security

The EdgeWave Data Security portfolio includes highly scalable on-premises, on-demand, and hybrid solutions for outbound data protection and regulatory compliance across email and social networking applications.

•
EdgeWave Data Protection helps organizations reduce legal liability by monitoring outbound mail for words that might indicate non-compliance with regulatory requirements, or offensive content that could result in litigation or the exposure of sensitive corporate or customer data. EdgeWave Data Protection uses built-in compliance dictionaries that allow organizations to better comply with regulatory legislation such as SOX, HIPAA, etc without paying for expensive outside audits.

•
EdgeWave Email Continuity can be implemented as a key part of any organization’s disaster recovery plan, as it provides users with continued email access should the mail server go down. As an add-on to EdgeWave Email Security solutions, Email Continuity allows users to read, reply and create new messages easily as if there was no server problem, ultimately helping to avoid business-critical losses resulting from undelivered email, such as invoices and orders, or the loss of other confidential email.

Marketing, Sales and Distribution

EdgeWave sells and markets its products and related services both directly to end-users and through a variety of indirect sales channels, which include value-added resellers (“VARs”), distributors, ISPs, MSPs, and Original Equipment Manufacturers (“OEMs”).

Direct Sales to End-Users, and VARs.  EdgeWave’s sales team sells products and software subscription services primarily in North America. Many of EdgeWave’s products involve a consultative, solution-oriented sales model that uses the collaboration of technical and sales personnel to demonstrate how our solutions fit specific customer requirements. EdgeWave focuses its initial sales effort on network administrators and IT department personnel who are responsible for a customer’s IT initiatives and data center management. EdgeWave complements its direct sales efforts with indirect sales channels such as resellers, VARs and distributors. The Company will continue to invest in programs that train and enable its channel partners to market its technologies. EdgeWave provides its products to its channel partners and customers under non-exclusive reseller license agreements, including shrink-wrap or click-wrap licenses for some products, without transferring title of its software products.

ISPs  and MSPs.  EdgeWave collaborates with ISPs, who may refer its customers to EdgeWave, utilize EdgeWave as a subcontractor in some situations, build standard and customized solutions with their products, or use products to deliver hosted services as well as outsourced services. ISPs use EdgeWave’s products and services in conjunction with optimizing their client’s investment in transactional applications and related hardware.  Some ISPs are authorized resellers of our products and some use EdgeWave products and services to deliver consultative services or managed services to their customers. Under these arrangements, ISPs and MSPs are not obligated to use or sell EdgeWave’s products or services. In general, EdgeWave receives a fee for each sublicense of its products granted by its partners. In some cases, we grant rights to distribute promotional versions of our products, which have limited functionality or limited use periods, on a non-fee basis. EdgeWave enters into both object-code only licenses and, when appropriate, source-code licenses of its products. EdgeWave does not transfer title of software products to its customers or to ISPs.

OEMs.  Another important element of our sales and marketing strategy involves strategic relationships with OEM partners. These OEM partners may incorporate EdgeWave’s products into their products, bundle our products with their products, endorse EdgeWave’s products in the marketplace or serve as authorized resellers of our products. In general, the OEM partners are not obligated to sell EdgeWave’s products or services under these arrangements and are not obligated to continue to include its products in future versions of their products.

Marketing.  Our marketing initiatives are designed to increase recognition of EdgeWave as a leading provider of Secure Content Management solutions; increase awareness of the potential risks associated with unmanaged use of corporate computing resources; and to generate qualified sales leads for our sales team, service providers and channel partners. Marketing efforts are created through multiple media and venues.  Typical efforts include public and analyst relations, online search, online and print advertising, third party promotions, email campaigns, events and tradeshows.  Paid media are selected which target technical business buyers with little reliance on broader non-trade media.

Software as a Service (“SaaS”) and Deferred Revenue

A typical sale of an EdgeWave product consists of a software license or an appliance accompanied by a subscription component. The subscription component includes traditional maintenance support (telephone support and product upgrades) as well as database updates, as frequent as hourly. The subscription component percentage of the original sale varies from 25% to 100% depending on the product line. The subscriptions are generally available for one to five years. Renewal of the subscriptions is an important and growing part of EdgeWave’s business.  EdgeWave currently achieves renewal rates of 75% to 85%, depending on the product line, which results in recurring revenues. Even though the full payment for a subscription or renewal, as the case may be, is generally received at the time of renewal, the revenue is recognized over the subscription or renewal period resulting in deferred revenue on the balance sheet. Deferred revenue was approximately $21.7 million and $17.9 million at December 31, 2010 and 2009, respectively. Deferred revenue represents subscription and product maintenance orders for EdgeWave’s software products that have been billed to and paid by its customers and for which revenue will generally be earned within the next few years. Deferred revenue also includes subscription and maintenance orders that have not been paid by EdgeWave’s customers, which are included in accounts receivable, and that do not otherwise satisfy its revenue recognition criteria.

Subscription revenue recognized was approximately $14.3 million and $14.6 million for the years ended December 31, 2010 and 2009, respectively. Subscription revenue, which also includes revenue from maintenance, is generally recognized over the subscription and maintenance period of twelve to sixty months.

Maintenance and Technical Support

EdgeWave believes that providing a high level of customer service and technical support is critical to customer satisfaction and its success in increasing the adoption rate of its solutions, as such, the Company has made significant investments in its customer care operation. The Company has invested in new infrastructure such as cloud-based call routing, a new Customer Relationship Management (“CRM”), trouble ticketing, and other innovative tools designed to increase overall efficiencies and reduce resolution time for partners and customers while ultimately increasing overall customer satisfaction ratings. Our updated portfolio of support solutions has been built to deliver optimal service across all customers. As an example, our ProCare Elite program, is a strategic service offering designed to deliver a more effective and efficient support experience for our iPrism customers, by combining the value of our traditional support offering with a more personalized and proactive fee-based service package. Behind the ProCare Elite Program is a well-defined delivery process, a team of experienced support professionals, and a technology infrastructure that enables our customers to optimize the value of their iPrism deployments. Included in the ProCare Elite service is 24/7 telephone support, a dedicated Technical Account Manager, an architectural review, migration planning, training recommendations, and more.

From network assessment to design and deployment, the EdgeWave team of expert technicians works with customers to optimize their network to meet their unique business requirements. EdgeWave is committed to providing best-in-class service and support to help customers get the most out of their network resources.

Seasonality

As is typical for many software companies, EdgeWave’s business is seasonal. Product sales are generally higher in its fourth fiscal quarter and lower in its first fiscal quarter. In addition, EdgeWave generally receives a higher volume of sales orders in the last month of a quarter, with orders concentrated in the later part of that month. EdgeWave believes that this seasonality primarily reflects customer spending patterns and budget cycles. Product revenue generally reflects similar seasonal patterns but to a lesser extent than sales orders because product revenue is not recognized until an order is shipped and other revenue recognition criteria are met.

Customers

EdgeWave’s products and services are used by a diverse range of customers including large corporations, small and medium-sized businesses, governmental entities, and educational institutions.  As of December 31, 2010, EdgeWave had approximately 6,500 customers. For the years ended December 31, 2010 and 2009, no single end-user customer or distributor accounted for more than 10% of EdgeWave’s net revenue.

Competition

The primary competitors within the Secure Content Management landscape are stratified across two main tiers:

●	McAfee, Symantec, Cisco
●	Websense, Blue Coat, Barracuda, M86

 As we begin to focus on larger commercial customers, we anticipate that the nature of our competitors will also shift.

We also believe that we compete effectively against our competitors in our target markets. However, many of our current and potential competitors, such as Symantec Corporation, McAfee, Inc., Cisco Systems and Websense have longer operating histories and significantly greater financial, technical, marketing or other resources. They have significantly greater name recognition, established marketing and channel relationships both in the United States and internationally, and access to a larger installed base of customers.  Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

Material Supplier

EdgeWave’s iPrism products have historically been sold with computer hardware appliances designed and manufactured by one vendor, located in the United States. This vendor represented 95.0% and 84.0%, respectively, of our appliance cost of sales in 2010 and 2009.  This vendor accounted for approximately $2.9 million (19.5%) and $4.0 million (35.2%) of the Company’s total purchases during 2010 and 2009, respectively.  At December 31, 2010 and 2009, the amount payable to this vendor was approximately $407,000 and $73,000, respectively. If this vendor unexpectedly stopped supplying the appliances, EdgeWave could experience an interruption in its ability to supply customers with the iPrism product.

Research and Development

EdgeWave’s web security research and development efforts have been directed toward new feature enhancements in parallel to continual improvement of its secure web gateway appliances. During 2010, the company’s development efforts were primarily focused on the introduction of our new cloud based remote filtering service. EdgeWave’s recent major research and development initiatives include a new iPrism release, the release of our remote filtering client software for Apple and Windows environments, and our new cloud based remote filtering service.  EdgeWave has launched new product versions and upgrades in 2010 which included better support for Cisco WCCP 2.0, improved authentication integration capabilities, a new high-end appliance and general performance improvements.

EdgeWave’s messaging security research and development efforts have been directed toward new feature enhancements in parallel to continual improvement of its secure e-mail gateway appliances and services (powered by Red Condor). During 2010, the primary focus of this development was on additional capabilities primarily for our ISP customers and secondarily for our commercial customers.  The bulk of these features were available both to our appliance customers as well as our SaaS customers.  We also improved and streamlined our capabilities of supporting our managed services through improvements in our internal tools.  Major improvements released in 2010 include tools and capabilities for mobile subscribers as well as the improvements to our storage of messages to allow customers greater control of message delivery.

EdgeWave’s Data Security efforts are currently leveraging a variety of organic innovations form our internal Research and Development operation in conjunction with cutting edge technology developed through licensing partnerships. EdgeWave has a slate of Data Security products that will be introduced throughout 2011, which will serve to help our customers and partners more efficiently and comprehensively protect their most valuable data.

Intellectual Property

Protective Measures

EdgeWave regards some of the features of its internal operations, software and documentation as proprietary and relies on copyright, trademark and trade secret laws, confidentiality procedures, contractual and other measures to protect its proprietary information. EdgeWave’s intellectual property is an important and valuable asset that helps enable us to gain recognition for its products, services and technology and enhance its competitive position. EdgeWave’s intellectual property is further protected by using encryption security and product activation keys.

As part of EdgeWave’s confidentiality procedures, it generally enters into non-disclosure agreements with its employees, distributors and corporate partners and license agreements with respect to software, documentation and other proprietary information. These license agreements are generally non-transferable without EdgeWave’s consent. EdgeWave also employs measures to protect its facilities, equipment and networks.

Trademarks and Copyrights

EdgeWave, St. Bernard, Red Condor, iPrism, and iGuard logos are trademarks or registered trademarks in the United States and other countries. In addition to “EdgeWave” and the other company related logos, the Company has used, registered and/or applied to register other specific trademarks and service marks to help distinguish its products, technologies and services from those of its competitors in the U.S. and foreign countries and jurisdictions. EdgeWave enforces its trademark, service mark and trade name rights in the U.S. and abroad. The duration of EdgeWave’s trademark registrations varies from country to country and in the U.S. EdgeWave generally is able to maintain its trademark rights and renew any trademark registrations for as long as the trademarks are in use.

EdgeWave’s products are protected under U.S. and international copyright laws and laws related to the protection of intellectual property and proprietary information. EdgeWave generally takes measures to label such products with the appropriate proprietary rights notices and is actively enforcing such rights in the U.S. and abroad. However, these measures may not provide sufficient protection, and EdgeWave’s intellectual property rights may not be of commercial benefit to EdgeWave or the validity of these rights may be challenged. While EdgeWave believes that its ability to maintain and protect its intellectual property rights is important to its success, it also believes that its business as a whole is not materially dependent on any particular patent, trademark, license or other intellectual property right.

Employees

As of December 31, 2010, the Company had 127 employees, including 20 employees in technical support, 39 in research in development, 44 in sales and marketing, and 24 in general and administrative services. EdgeWave has not entered into any collective bargaining agreements with its employees and believes that relations with its employees are good. The Company believes that its future success will depend in part upon the continued service of its key employees and on its continued ability to hire and retain qualified personnel.

Item 1A.  Risk Factors

Because we derive a majority of our revenues from sales of a few product lines, any decline in demand for these products could severely harm our ability to generate revenue and our results of operations.

We derive a majority of our revenues from a small number of software products, which includes iPrism, Red Condor, and related subscription and maintenance services. In particular, our future success depends in part on achieving substantial revenue from customer renewals for subscriptions. Our customers have no obligation to renew their subscriptions upon expiration. If our products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price and performance to competing products, our growth will be limited. Subscriptions typically have durations of 12 to 60 months. As a result, a majority of the revenue we report in each quarter is the recognition of previously deferred revenue from subscription agreements entered into and paid for during previous quarters. Because of this financial model, the revenue we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of our products. We are particularly vulnerable to fluctuations in demand for these products, whether as a result of competition, product obsolescence, technological change, budget constraints of our potential customers, or other factors. If revenue derived from these software products were to decline significantly, including customers not renewing subscriptions, our business, financial condition, and operating results would be adversely affected.

General economic conditions and a continued slowdown in the U.S. economy could adversely affect the spending for our products.

If general economic conditions in the U.S. economy continue to slow, customers may reduce spending for our products.  This reduced spending by our consumers could result in reductions in sales of our products, longer sales cycles, and an increased concentration on price competitiveness. As a result, we may experience a delay in the payment of our customers’ obligations to us, which would increase our credit risk exposure and cause a decrease in operating cash flows. Also, if our resellers experience excessive financial difficulties and/or insolvency, and we are unable to successfully transition end users to purchase our product from other resellers or directly from us, our sales could decline significantly. Any of the events listed above could have a material adverse effect on the Company's business, financial condition and results of operations.

We have a history of losses and there can be no assurances that we will become profitable or maintain positive cash flow, and we may need additional sources of funding.

We have a history of losses and have not been able to achieve profitability. Our cumulative net loss was approximately $ 53.3 million and $49.7 million as of December 31, 2010 and 2009, respectively. As a result of proceeds from convertible notes, and significant changes to the cost structure of our business and focusing our marketing strategy around our core business, we generated positive cash flows for the years ended December 31, 2010 and 2009. If we are not able to achieve profitability and maintain positive cash flows, we may be required to look for additional sources of financing.

Our Red Condor product may not be successful and we may not successfully advance its development in a manner that will be cost-effective or accepted by Internet Service Providers (“ISPs”).

We have invested significant resources in our Red Condor product and related service offerings. We are continuing to refine the efficiency and effectiveness of the technology and services underlying this product, and will need to continue to expend substantial amounts to develop the infrastructure to support our Red Condor products. Red Condor is a relatively new suite of products and services intended for consumption by ISPs. We may be unable to increase penetration of the ISP market for hosted email and instant message filtering and archiving services as the competition for these types of products are significant.  If we are unable to refine the technology underlying Red Condor in the manner we believe is possible to the satisfaction of current and future customers, if we are unable to increase the penetration of the existing ISP market for the product suite for which Red Condor is intended, or if our research and development efforts and expenses related to the development of Red Condor exceed the efforts or expenses which we believe are appropriate for this product, we may not realize the projected contribution of Red Condor to our revenues, and we may ultimately be required to discontinue this product or adjust our projections and expectations regarding its contribution to our business and the impact on our future financial condition.  Any of the events listed above could have a material adverse effect on the Company's business, financial condition and results of operations.

If we fail to manage our direct sales and OEM distribution channels effectively our sales could decline.

We market our products and related services both directly to end-users and through a variety of indirect sales channels, which include VARs, distributors, system integrators and OEMs.

Direct Sales. A significant portion of our revenue is derived from sales by our direct sales force to end-users. This sales channel involves a number of special risks, including sales cycles associated with direct sales efforts, difficulty in hiring, training, retaining and motivating a direct sales force, and the requirement of a substantial amount of training for sales representatives to become productive, and training that must be updated to cover new and revised products.

If we are unable to maintain and expand, or enter into new, indirect sales channels relationships our operating results would decline.

Our indirect sales channels accounted for approximately 37.3% and 42.4% of our revenue in 2010 and 2009, respectively. We intend to continue to rely on our indirect sales channels for a significant portion of our revenue. We depend on our indirect sales channels, including value-added resellers, distributors, and providers of managed Internet services, to offer our products to a larger customer base than can be reached through a direct sales effort. None of these parties is obligated to continue selling our products or to make any purchases from us. If they are unsuccessful in their efforts or are unwilling or unable to market and sell our new product offerings, our business, financial condition, and operating results will suffer. We cannot control the level of effort these parties expend or the extent to which any of them will be successful in marketing and selling our products. Some of our indirect sales channels also market and sell products that compete with our products or may decide to do so in the future. We may not be able to prevent these parties from devoting greater resources to support our competitors’ products and/or eliminating their efforts to sell our products.

The market for some of our products continues to emerge, and if we are not successful in promoting awareness of the need for our products and of our brand, our growth may be limited.

Based on our experience with potential customers, we believe that many corporations still do not recognize or acknowledge the existence or scope of problems caused by misuse or abuse of the Internet or of network computers, creating significant barriers to sales. In addition, there may be a time-limited opportunity to achieve and maintain a significant share of the market for web filtering and email filtering and our other products due in part to the emerging nature of these markets and the substantial resources available to our existing and potential competitors. If companies do not recognize or acknowledge these problems, the market for our products may develop more slowly than expected, which could adversely affect our operating results. Developing and maintaining awareness of our brand is critical to achieving widespread acceptance of our existing and future products. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to develop reliable and useful products at competitive prices. If we fail to successfully promote our brand, or if our expenses to promote and maintain our brand are greater than anticipated, our business results of operations and financial condition could suffer.

If we are not able to develop new and enhanced products that achieve widespread market acceptance, we may be unable to recover product development costs, and our earnings and revenue may decline.

Our future success depends on our ability to address the rapidly changing needs of our customers by developing, acquiring and introducing new products, product updates and services on a timely basis. We must also extend the operation of our products to new platforms and keep pace with technological developments and emerging industry standards. We intend to commit substantial resources to developing new software products and services, including software products and services for the secure content management SME market. Products being developed are new and unproven, and industry standards for these markets are evolving and changing. They also may require development of new sales channels. If these markets do not develop as anticipated, or if demand for our products and services in these markets does not materialize or occurs more slowly than we expect, we will have expended substantial resources and capital without realizing sufficient revenue, and our business and operating results and financial condition could be adversely affected.

If economic or other factors negatively affect the small and medium-sized business sector, as well as government and educational institutions, our customers may become unwilling or unable to purchase our products and services, which could cause our revenue to decline.

Our existing and target customers are small, medium, and enterprise businesses as well as government and education institutions. These businesses are more likely to be significantly affected by economic downturns than larger, more established businesses. Additionally, these customers often have limited discretionary funds, which they may choose to spend on items other than our security software products and services. If small, medium, and enterprise businesses experience economic hardship, they may be unwilling or unable to expend resources to develop or improve their IT security, which would negatively affect the overall demand for our products and services, and could cause our revenue to decline.

We have secured additional funding through debt financing which includes numerous covenants and debt-related obligations that may adversely affect our business and potentially reduce our revenues and affect the value of our common stock.

Silicon Valley Bank (“SVB”)

On May 15, 2007, the Company entered into a Loan and Security Agreement with SVB (the “SVB Loan Agreement”), which was amended on February 27, 2009, March 23, 2010, and on September 29, 2010. Terms of the current SVB Loan Amendment, include among other things, (i) a revolving credit line of $2.3 million maturing on May 15, 2011, (ii) a Cash Sublimit, FX (foreign exchange) Sublimit and the Letter of Credit Sublimit $650,000, (iii) an interest rate on the revolving line of credit of 2.0% over the greater of the SVB prime rate or 6.0%, (iv) a tangible net worth covenant of no less than negative eighteen million dollars ($18,000,000) at all times, increasing quarterly by fifty percent (50%) of net income and monthly by fifty percent (50%) of issuances of equity after September 30, 2010 and the principal amount of subordinated debt received after September 30, 2010, and (v) a borrowing base of eighty percent of eligible accounts.  At December 31, 2010, total availability under the SVB Loan Agreement was $1.7 million, of which $0 was outstanding with an applicable interest rate of 6.0%. The Company was in compliance with the above stated covenants and restrictions. The obligations under the SVB Loan Agreement are secured by substantially all of the Company’s assets.

In addition, the SVB Loan Agreement provides for two additional term loan facilities totaling $500,000 which were issued during 2010. The proceeds were used to repay indebtedness owed from the Company to Partners for Growth (“PFG”) during July 2010.  Term Loan A, which has a maturity date of May 15, 2011, in the amount of $300,000, accrues interest at a floating per annum rate equal to the greater of two percentage points (2.00%) above the SVB prime rate or six percent (6.00%).  Term Loan B, which has a maturity date of July 20, 2012, in the amount of $200,000, accrues interest at a floating per annum rate equal to the greater of three and one half percentage points (3.50%) above the SVB prime rate or seven and one half percent (7.50%).  At December 31, 2010, the total amount outstanding under Term Loan A and Term Loan B were $300,000 and $158,000,

Our future capital requirements and potentially limited access to financing may harm our ability to develop products and fund our operations.

We expect to continue spending substantial resources on research and development efforts to improve our Secure Web Gateway (“SWG”) and Message Assurance Gateway (“MAG”) appliances. To the extent our revenues and borrowing arrangements are insufficient to fund our ongoing research and development efforts, we may need to raise additional funding. Other than SVB, we do not have committed external sources of funding and may not be able to obtain any additional funding, especially if volatile market conditions persist for technology companies. Any additional funding we seek would likely be accomplished through equity or debt financings which would require the consent of SVB. We may not be able to obtain additional financing on terms that are favorable to us or at all. If we acquire funds by issuing securities, dilution to existing stockholders will result. Our failure to obtain additional funding may require us to delay, reduce the scope of, or eliminate one or more of our current research and development projects.

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

We also face current and potential competition from vendors of operating systems and networking hardware, many of which now, or may in the future, develop and/or bundle security, file backup, patch management or other competitive products with their products. We compete against, and expect increased competition from, anti-virus software developers, traditional network management software developers and Web management service providers. If security or file backup functions become standard features of internet-related hardware or software, the demand for our products will decrease. Furthermore, even if our products provide greater functionality and are more effective than certain other competitive products, potential customers might accept limited functionality as part of an unbundled solution in lieu of purchasing separate products which require more administration. In addition, our own indirect sales channels may decide to develop or sell competing products instead of our products. Many of our potential competitors have substantial competitive advantages, such as greater name recognition and larger marketing budgets and resources, established marketing relationships and access to larger customer bases, and substantially greater financial, technical and other resources.

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

We may not succeed in accurately categorizing Internet and application content to meet our customers’ expectations. We rely upon a combination of automated filtering technology and human review to categorize websites and software applications in our proprietary databases. Our customers may not agree with our determinations that particular websites and software applications should be included or not included in specific categories of our databases. In addition, it is possible that the filtering processes may place objectionable material in categories that are generally unrestricted by our users’ Internet and computer access policies, which could result in employees having access to such material in the workplace. Any misclassification could result in customer dissatisfaction and harm our reputation. Furthermore, we select our categories based on content we believe employers want to manage. We may not now, or in the future, succeed in properly identifying the categories of content that employers want to manage. Any failure to effectively categorize and filter websites and software applications according to our customers’ expectations will impair the growth of our business and our efforts to increase brand acceptance.

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

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As the number of entrants into our market increases, the possibility of an intellectual property claim against us grows. Our technologies and products may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle, and could divert management attention from executing our business plan. There can be no assurance that we would be successful in any such suit.  If we were we to lose any such claim, then the damages awarded could have a materially adverse effect on our business, financial condition, and results of operation.

On July 9, 2009, an action was filed in the United States District Court for the Southern District of California by Southwest Technology Innovations LLC (the “Plaintiff”) against the Company and five other co-defendants.  In this matter, the Plaintiff's claim against the Company is that the ePrism e-mail filter products, which are manufactured by an unrelated third party and sold by the Company, allegedly infringe upon U.S. Patent No. 6,952,719 entitled “Spam Detector Defeating System” which was issued on October 4, 2005. The Plaintiff sought a judgment in Plaintiff's favor, injunctive relief, and an award of unspecified damages. On July 22, 2010, the parties settled the lawsuit without either side admitting liability.  On July 28, 2010, the court issued an Order Dismissing All Claims Between Plaintiff and the Company, without Prejudice.

On September 7, 2010, an action was filed in the United States District Court Eastern District of Texas by Wordcheck Tech, LLC (the “Plaintiff”) against the Company as well as other co-defendants. In this matter, the Plaintiff's claim against the Company is that the ePrism e-mail filter products, which are manufactured by an unrelated third party and sold by the Company, allegedly infringe upon U.S. Patent No. 6,782,510 entitled “Word Checking Tool For Controlling The Language Content In Documents Using Dictionaries With Modifyable Status Fields” which was issued on August 24, 2004. The Plaintiff is seeking a judgment in favor of Plaintiff, including a permanent injunction, and is seeking an award of unspecified damages. The Company disputes the alleged infringement and intends to vigorously defend its interests in this matter.

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

Our executive officers, directors and affiliates own approximately 67.9% of our voting stock as of December 31, 2010. These stockholders can have a substantial influence on all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in control or discouraging a potential acquirer from attempting to obtain control of the Company, which in turn could have a material adverse effect on the market price of our common stock or prevent stockholders from realizing a premium over the market price for their shares.

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

Available Information

Our internet address is www.edgewave.com. On this website we make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practical after electronically filing such material with or furnishing it to the Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the Company/Investor Relations section of our website under “SEC Filings”. All of our filings with the SEC may also be obtained at the SEC’s Public Reference Room at Room 1580, 100 F Street NE, Washington, DC 20549, as well on the SEC website at www.sec.gov. For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company moved to new corporate offices effective January 1, 2011. The premises totals approximately 37,000 square feet and will serve as the Company’s new headquarters. It consists of a leased office facility for sales, research and development, and administrative personnel. The Lease provides for potential rent abatements pursuant to which the Company expects will result in an average monthly rent during 2011 of approximately $40,000. We believe that our new facility is well maintained and in good operating condition.

The Company also leases an office facility in Rohnert Park, CA for its Red Condor product line which predominately provides office space for its sales and research and development group.  The base rent is approximately $13,000 per month and the current lease expires on May 31, 2012. The current lease expires in May 2016.

Item 3.  Legal Proceedings

In the normal course of business, the Company is occasionally named as a defendant in various lawsuits.  On July 9, 2009, an action was filed in the United States District Court for the Southern District of California by Southwest Technology Innovations LLC (the “Plaintiff”) against the Company five other co-defendants.  In this matter, the Plaintiff's claim against the Company is that the ePrism e-mail filter products, which are manufactured by an unrelated third party and sold by the Company, allegedly infringe upon U.S. Patent No. 6,952,719 entitled “Spam Detector Defeating System” which was issued on October 4, 2005. The Plaintiff sought a judgment in Plaintiff's favor, injunctive relief, and an award of unspecified damages. On July 22, 2010, the parties settled the lawsuit without either side admitting liability.  On July 28, 2010, the court issued an Order Dismissing All Claims Between Plaintiff and the Company, without Prejudice.

On September 7, 2010, an action was filed in the United States District Court Eastern District of Texas by Wordcheck Tech, LLC (the “Plaintiff”) against the Company as well as other co-defendants. In this matter, the Plaintiff's claim against the Company is that the ePrism e-mail filter products, which are manufactured by an unrelated third party and sold by the Company, allegedly infringe upon U.S. Patent No. 6,782,510 entitled “Word Checking Tool For Controlling The Language Content In Documents Using Dictionaries With Modifyable Status Fields” which was issued on August 24, 2004. The Plaintiff is seeking a judgment in favor of Plaintiff, including a permanent injunction, and is seeking an award of unspecified damages. The Company disputes the alleged infringement and intends to vigorously defend its interests in this matter.

Item 4.  [Removed and Reserved]

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since February 17, 2005 and through the end of 2010, our Common Stock has been traded on the Over-the-Counter Bulletin Board. The table below sets forth, for the calendar quarters indicated, the high and low bid prices of the EdgeWave Software common stock as reported on the Over-the-Counter Bulletin Board. The over-the-counter market quotations reported below reflect inter-dealer prices, without markup, markdown or commissions and may not represent actual transactions.

Fiscal Year 2010	High	Low
Fourth Quarter	$0.87	$0.51
Third Quarter	$0.60	$0.30
Second Quarter	$0.55	$0.15
First Quarter	$0.24	$0.14

Fiscal Year 2009
Fourth Quarter	$0.30	$0.16
Third Quarter	$0.45	$0.16
Second Quarter	$0.22	$0.12
First Quarter	$0.25	$0.13

Stockholders

As of December 31, 2010 and 2009, there were approximately 154 holders of record and 137 holders of record of our Common Stock, respectively.

Dividends

No cash dividends have been paid on our Common Stock during our two most recent fiscal years, and EdgeWave does not intend to pay cash dividends on its Common Stock in the immediate future.

Recent Sales of Unregistered Securities

There have not been any recent sales of unregistered equity securities during the fiscal quarter and year ended December 31, 2010.

Repurchase of Equity Securities

During the fiscal quarter and year ended December 31, 2010, we did not repurchase any shares of our common stock.

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

Our Business

We design and develop on demand, on-premises, and hybrid SCM solutions to the mid-enterprise and service provider markets. The EdgeWave portfolio of web, messaging and data protection technologies can be delivered as hosted, on-premises, and hybrid services, and provide, we believe, comprehensive secure content management with unrivalled ease of deployment and the lowest TCO on the market. The company’s award winning iPrism Web Security and Red Condor Email Security products are now complemented by new e-reputation, email archiving and data leakage protection solutions. With 6,500 customers and over 200 MSP partners worldwide, EdgeWave strives to deliver simple, high performance solutions that offer excellent value.

Customers can purchase our solutions directly from us, through a managed service provider, or via one of our Pro Partners around the world. On-premises purchases typically consist of an initial hardware purchase (appliance) and maintenance subscription, whereas our on-demand purchases contain only a subscription. Our primary customers are IT executives, managers and administrators as well as and MSPs and ISPs.

Our Financial Results

We reported revenues of $18.1 million for the year ended December 31, 2010, compared to $18.4 million in the same period in 2009, a decrease of 1.6%; a net loss for the year ended December 31, 2010 of $3.6 million, compared to a net loss of $273,000 in the same period in 2009; and net basic and diluted loss per share for the year ended December 31, 2010 of $0.25, compared to a net basic and diluted loss per share of $0.02 reported in the same period in 2009. The decrease in the basic and diluted loss per share was primarily attributable to a loss from operations of approximately $3.2 million coupled for the year ended December 31, 2010 compared to the same period in 2009.

Cash used by operations was $1.1 million and cash provided by operations was $839,000 for the years ended December 31, 2010 and 2009, respectively. The net increase in the cash used by operating activities was the result of additional expenses resulting from the integration of operations associated with the Red Condor transaction.

In March and September 2010, we amended our line of credit agreement with SVB which was established on May 15, 2007. See section below titled “Credit Facilities” for the terms of the original and amended agreement with SVB. At December 31, 2010, total availability under the SVB Loan Agreement was $1.7 million, of which $0 was outstanding with an applicable interest rate of 6.0%.  In addition, during August and September 2010, the Company received proceeds of $3.2 million in connection with the issuance of subordinated convertible notes.

During the year ended December 31, 2010, we continued to invest in product development. Our efforts have been directed toward new feature enhancements as well as the continual improvement of our SWG appliances. Our development efforts were primarily focused on delivering additional security features for our product lines while employing a cost-reduction strategy. We have also focused on transitioning all back-office operations of Red Condor to our San Diego location and expect to see operational savings in subsequent quarters.

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

These policies and estimates and our procedures related to these policies and estimates are described in detail below and under specific areas within the discussion and analysis of our financial condition and results of operations. Please refer to Note 1, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements of EdgeWave for the year ended December 31, 2010 included herein for further discussion of our accounting policies and estimates.

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

Product Returns and Exchanges

Our subscription arrangements do not typically provide customers a contractual right of return. Some of our sales programs allow customers limited product exchange rights. Management estimates potential future product returns and exchanges and reduces current period product revenue in accordance with FASB ASC 605-15, “Revenue Recognition – Products – Recognition”.  The estimate is based on an analysis of historical returns and exchanges. Actual returns may vary from estimates if we experience a change in actual sales, returns or exchange patterns due to unanticipated changes in products, or competitive and economic conditions.

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

Impairment of Goodwill and Long-Lived Assets

In accordance with Statement of FASB ASC 350, “Intangibles-Goodwill and Other”, management tests our goodwill for impairment annually, or more frequently if events or changes in circumstances suggest that the carrying amount may not be recoverable.

Based upon the result of an impairment test performed during the fourth quarter of 2010, management of the Company has concluded there was no impairment of goodwill at December 31, 2010.

In accordance with FASB ASC 360-10, “Property, Plant, and Equipment”, management reviews our long-lived asset groups, including property and equipment and other intangibles, for impairment whenever events indicate that their carrying amount may not be recoverable. Some of the events that we consider as impairment indicators for our long-lived assets, including goodwill, are:

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

When management determines that one or more impairment indicators are present for an asset group, we compare the carrying amount of the asset group to net future undiscounted cash flows that the asset group is expected to generate. If the carrying amount of the asset group is greater than the net future undiscounted cash flows that the asset group is expected to generate, we compare the fair value to the book value of the asset group. If the fair value is less than the book value, we would recognize an impairment loss. The impairment loss would be the excess of the carrying amount of the asset group over its fair value. The management of the Company has concluded that there were no impairment indicators relating to long-lived assets as of the end of fiscal years 2010 and 2009.

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

Accounting for Income Taxes

We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This process requires that management estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences identified are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. Management’s judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, its interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or management’s interpretation of tax laws, and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our balance sheet and results of operations. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance if required.  As of December 31, 2010 and 2009, we fully reserved the deferred tax assets resulting in a tax expense of $3,000 and $5,000, respectively. The deferred tax assets include net operating losses and may be subject to significant annual limitation under certain provisions of the Internal Revenue Code of 1986, as amended. Management’s determination of valuation allowance is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income and the relative proportion of revenue and income before taxes in the various domestic and international jurisdictions in which we operate.

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

Accounting for Stock Options

The Company has three share-based compensation plans (collectively, the “Plans”), which are described below and provided for the issuance of options, stock grants, and stock-based awards to employees and others as deemed appropriate by the Board of Directors. Terms of options issued under the Plans generally include an exercise price equal to the estimated fair value of the underlying common stock at the date of grant, vesting periods generally between three and five years, and expiration dates not to exceed ten years from the date of grant. The determination of fair value of the Company’s stock is determined based on the stock price at the grant date. As of December 31, 2010, the Company had 3,776,024 option shares outstanding, 1,412,707 options shares available for issuance, and 430,250 shares of restricted stock outstanding under the Plans.  Stock-based compensation expenses of approximately $174,000 and $577,000 for the years ended December 31, 2010 and 2009, respectively, were charged to operating expenses. The effect on loss per share as a result of the stock based compensation expense was approximately $0.01 and $0.04 for the years ended December 31, 2010 and 2009, respectively. The tax effect was immaterial.

2005 Plan

In 2005, the Company adopted the St. Bernard Software 2005 Stock Option Plan (the “2005 Plan”). Under the 2005 Plan, the Company has the ability to grant 3,974,215 shares of its common stock to employees and others. The 2005 Plan permits the grant of incentive stock options (“ISOs”) and non-qualified stock options (“Non-Quals”). The exercise price of options granted under the 2005 Plan can generally not be less than the fair market value of the Company’s common stock on the date of grant. If any of the granted options expire or terminate for any reason without having been exercised in full, the unpurchased shares shall again be available for purposes of this Plan.

2006 Plan

In 2006, the Company adopted the 2006 Recruitment Equity Incentive Plan (the “2006 Recruitment Plan”). The 2006 Recruitment Plan provides for the grant of stock options, restricted stock awards, stock appreciation rights, phantom stock awards and other stock awards (collectively, the “Stock Awards”). Under the 2006 Recruitment Plan, the Company has the ability to grant 500,000 shares of its common stock.

2010 Plan

During 2010, the Company created the 2010 Employee, Director and Consultant Equity Incentive Plan (the “2010 Plan”).  The 2010 Plan provides for the granting of ISOs, Non-Quals, stock grants and stock-based awards. No ISOs may be granted until shareholder approval of the Plan.  Under the 2010 Plan, the Company has the ability to grant 1,350,000 shares of its common stock.

In December 2010, the Company awarded 430,250 shares of restricted stock pursuant to the 2010 Plan, of which zero restricted stock shares have vested.   The restricted stock grants have the following vesting schedule: (i) If the Participant’s employment is terminated prior to the first anniversary of the date of the grant, all of the shares will be forfeited to the Company; (ii) If the Participant’s employment is terminated on or after the first anniversary of the date of the grant but prior to the second anniversary of the date of the grant, then 75% of the shares will be forfeited to the Company (rounded up to the next highest whole number of shares); (iii) If the Participant’s employment is terminated on or after the second anniversary of the date of the grant but prior to the third anniversary of the date of the grant, then 50% of the shares will be forfeited to the Company (rounded up to the next highest whole number of shares); (iv) If the Participant’s employment is terminated on or after the third anniversary of the date of the grant but prior to the fourth anniversary of the date of the grant, then 25% of the shares will be forfeited to the Company (rounded up to the next highest whole number of shares); (v) If the Participant is not terminated prior to the fourth anniversary of the date of the grant, then no shares are subject to forfeiture.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected life of the stock options granted, the expected stock price volatility factor, and the pre-vesting option forfeiture rate. The fair value of options granted during the years ended December 31, 2010 and 2009 was calculated using the Black-Scholes option pricing model (“Black-Scholes”) using the valuation assumptions in the table below. The Company estimates the expected life of stock options granted based upon management’s consideration of the historical life of the options and the vesting and contractual period of the options granted. The Company estimates the expected volatility factor based on the weighted average of the historical volatility of three publicly traded surrogates of the Company and the Company’s implied volatility from its common stock price. The Company applies its risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The Company has no history or expectation of paying any cash dividends on its common stock.  Forfeitures are estimated based on historical experience.

Commitments and Contingencies

In the normal course of business, the Company is occasionally named as a defendant in various lawsuits.  On July 9, 2009, an action was filed in the United States District Court for the Southern District of California by Southwest Technology Innovations LLC (the “Plaintiff”) against the Company and five other co-defendants.  In this matter, the Plaintiff's claim against the Company is that the ePrism e-mail filter products, which are manufactured by an unrelated third party and sold by the Company, allegedly infringe upon U.S. Patent No. 6,952,719 entitled “Spam Detector Defeating System” which was issued on October 4, 2005. The Plaintiff sought a judgment in Plaintiff's favor, injunctive relief, and an award of unspecified damages. On July 22, 2010, the parties settled the lawsuit without either side admitting liability.  On July 28, 2010, the court issued an Order Dismissing All Claims Between Plaintiff and the Company, without Prejudice.

On September 7, 2010, an action was filed in the United States District Court Eastern District of Texas by Wordcheck Tech, LLC (the “Plaintiff”) against the Company as well as other co-defendants. In this matter, the Plaintiff's claim against the Company is that the ePrism e-mail filter products, which are manufactured by an unrelated third party and sold by the Company, allegedly infringe upon U.S. Patent No. 6,782,510 entitled “Word Checking Tool For Controlling The Language Content In Documents Using Dictionaries With Modifyable Status Fields” which was issued on August 24, 2004. The Plaintiff is seeking a judgment in favor of Plaintiff, including a permanent injunction, and is seeking an award of unspecified damages. The Company disputes the alleged infringement and intends to vigorously defend its interests in this matter.

Results of Operations of EdgeWave

Comparison of Fiscals Years Ended December 31, 2010 and 2009 (in thousands, except percentages)

Revenues	For the Years Ended December 31,
	2010	2009	% Change
Total revenues	$18,071	$18,374	(1.6)%

Revenues decreased $303,000 for the year ended December 31, 2010, compared to the same period in 2009 primarily as a result of decreases of $307,000 in subscription revenues and appliance revenues of $27,000, offset by an increase of $31,000 in license revenues. Reported revenues for the year ended December 31, 2010 exclude approximately $178,000 of amounts that relate to services provided to former Red Condor customers that were written down to fair value at the time of acquisition. See the discussion of changes in subscription and appliance revenues below.

Subscription Revenues	For the Years Ended December 31,
	2010	2009	$ Change
Subscription revenues	$14,252	$14,559	(2.1)%
As a percentage of revenues	78.9%	79.2%

For the year ended December 31, 2010 our subscription revenues decreased approximately $307,000 compared to the same period in 2009 primarily due to continued pricing pressures to discount our subscription products to stay competitive in the current economic environment. Reported revenues for the year ended December 31, 2010 exclude approximately $178,000 of amounts that relate to services provided to former Red Condor customers that were written down to fair value at the time of acquisition. The subscription renewal rates for our products range from 75% to 85%.

Appliance Revenues	For the Years Ended December 31,
	2010	2009	% Change
Appliance revenues	$3,763	$3,790	(0.7)%
As a percentage of revenues	20.8%	20.6%

For the year ended December 31, 2010, appliance revenues decreased approximately $27,000 compared with the respective period in 2009. The decrease in revenue can be attributed to pricing pressures to discount our appliances to stay competitive in the current economy.

Cost of Revenues	For the Years Ended December 31,
	2010	2009	% Change
Total cost of revenues	$4,845	$4,306	12.5%
Gross margin percent	73.2%	76.6%

 Cost of revenues consist primarily of the cost of contract manufactured hardware, technical support salaries, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Total cost of revenues increased $539,000 for the year ended December 31, 2010 compared to the same period in 2009 primarily as a result of an increase of $539,000 in cost of subscription revenues.  See the discussion of changes in the cost of subscription and appliance revenues below.

Cost of Subscription Revenues	For the Years Ended December 31,
	2010	2009	% Change
Total cost of subscription revenues	$2,259	$1,720	31.3%
Gross margin percent	84.1%	88.2%

The cost of subscription revenues includes the technical support group.  The increase of $539,000 for year ended December 31, 2010 to the same period in 2009 is mainly due to increases to compensation expenses related to the assumed workforce of the Red Condor technical support group and the cost of sales for subscriptions for an additional product line.

Cost of Appliance Revenues	For the Years Ended December 31,
	2010	2009	% Change
Total cost of appliance revenues	$2,572	$2,571	0.0%
Gross margin percent	31.7%	32.2%

The cost of appliance revenues, which includes contract manufactured equipment, packaging and freight remained virtually unchanged for the year ended December 31, 2010 compared to the same period in 2009 even though fewer units were shipped during the current year. Gross margin decreased slightly for the period as the acquired Red Condor product has a lower gross margin.

Sales and Marketing	For the Years Ended December 31,
	2010	2009	% Change
Total sales and marketing	$7,629	$6,412	19.0%
As a percentage of revenues	42.2%	34.9%

Sales and marketing expense consists primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the year ended December 31, 2010 sales and marketing expense increased 19.0%, or approximately $1.2 million, over the same period in 2009 primarily due to increases to compensation expenses related to the assumed workforce from Red Condor and additional advertising expenses.  At the end of 2010, the Company restructured its field sales organization to target larger commercial customers and MSPs. The Company is committed to increasing its advertising efforts as a result of the acquired Red Condor product and scheduled new product releases.

Research and Development	For the Years Ended December 31,
	2010	2009	% Change
Total research and development	$4,325	$3,750	15.3%
As a percentage of revenues	23.9%	20.4%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The net increase of $575,000 for the year ended December 31, 2010 compared to the same period in 2009 was primarily the result of an increase in compensation costs related to the assumed workforce of Red Condor research and development engineers, offset by the transitioning of research and development expenses previously outsourced to in-house resources.  During 2009, the Company modified its third party research and development consulting agreement with Softworks Group Pty Ltd.  As a result, the majority of research and development was moved in-house to Company headquarters during the latter half of 2009, eventually leading to the transitioning of 100% of the research and development expenses in-house during 2010.

Management believes that a significant investment in research and development is required to remain competitive and we expect to continue to invest in research and development activities.

General and Administrative	For the Years Ended December 31,
	2010	2009	% Change
Total general and administrative	$4,539	$3,484	30.3%
As a percentage of revenues	25.1%	19.0%

General and administrative expenses, which consist primarily of salaries and related benefits, and fees for professional services, such as legal and accounting services, increased approximately $1.1 million for the year ended December 31, 2010, compared to the same period in 2009. The most significant increases during the year ended December 31, 2010 included increases in lease and rent expense of $470,000, compensation expenses of $758,000 related to the assumption of the Red Condor workforce and the addition of an executive position, one-time legal and accounting expenses of approximately $285,000 related to the acquisition of the assets of Red Condor, offset by a decrease in stock-based compensation expenses of $403,000. The decrease in stock-based compensation expenses was mainly attributable to expenses in the 2009 period relating to the vesting of stock options to the Company's former CEO.  During 2009, we subleased approximately 30,000 square feet of our unused office space to a company. The proceeds from the sublease were used to offset our monthly facilities rent expense.

Write-off of Capitalized Software	For the Years Ended December 31,
	2010	2009	% Change
Total write-off of capitalized software	$0.0	$473	(100.0)%
As a percentage of revenues	0.0%	2.6%

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

Interest and Other Income, Net	For the Years Ended December 31,
	2010	2009	% Change
Total interest and other income, net	$275	$217	26.7%
As a percentage of revenues	1.5%	1.2%

Interest and other income, net, includes interest expense, interest income, and other income. The net increase of $58,000for the year ended December 31, 2010 over the same period in 2009 was the result of an increase to other expenses related to the warrant derivative, offset by a decrease to interest expense due to a decrease in short-term borrowings outstanding.

Loss on Sale of Assets	For the Years Ended December 31,
	2010	2009	% Change
Loss on sale of assets	$29	$0	0.0%
As a percentage of revenues	0.2%	0.0%

The loss for the year ended December 31, 2010 consisted of disposals of fixed assets during 2010 related to our corporate move.

Adopted Accounting Pronouncements

In February 2010, the Financial Accounting Standards Boards (“FASB”) issued Accounting Standards Update (“ASU”) issued No. 2010-09, "Subsequent Events" (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-09"). ASU 2010-09 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-09 is effective for interim and annual periods ending after June 15, 2010. The adoption of ASU 2010-09 during the fourth quarter of 2010 did not have a material impact on our consolidated financial statements.

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

Recent Accounting Pronouncements

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

In December 2010, the FASB issued ASU 2010-28, “Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”) . ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We are currently evaluating the impact, if any, the adoption of ASU 2010-28 will have on our consolidated financial statements.

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

Cash used by operations was $1.1 million and cash provided by operations was $839,000 for the years ended December 31, 2010 and 2009, respectively. The net increase in the cash used by operating activities was the result of additional expenses resulting form the integration of operations associated with the Red Condor transaction.

For the year ended December 31, 2010 and 2009, cash used by investing activities was $191,000 and $101,000, respectively.  The net increase in cash used by investing activities was largely attributed to the Red Condor transaction and fixed asset purchases.

Cash flows provided by financing activities for the year ended December 31, 2010 was $1.4 million and cash used by financing activities for the same period in 2009 was $335,000. The increase in cash provided by financing was primarily due to the proceeds from a convertible note as part of a Securities Purchase Agreement dated August 2, 2010, offset by net payments on debt agreeements.

As a result of the foregoing, the net increase in cash and cash equivalents was $156,000 and $403,000 for the years ended December 31, 2010 and 2009, respectively.

Credit Facilities

Silicon Valley Bank ("SVB”)

On May 15, 2007, the Company entered into a Loan and Security Agreement with SVB (the “SVB Loan Agreement”), which was amended on February 27, 2009, March 23, 2010, and on September 29, 2010. Terms of the current SVB Loan Amendment, include among other things, (i) a revolving credit line of $2.3 million maturing on May 15, 2011, (ii) a Cash Sublimit, FX (foreign exchange) Sublimit and the Letter of Credit Sublimit $650,000, (iii) an interest rate on the revolving line of credit of 2.0% over the greater of the SVB prime rate or 6.0%, (iv) a tangible net worth covenant of no less than negative eighteen million dollars ($18,000,000) at all times, increasing quarterly by fifty percent (50%) of net income and monthly by fifty percent (50%) of issuances of equity after September 30, 2010 and the principal amount of subordinated debt received after September 30, 2010, and (v) a borrowing base of eighty percent of eligible accounts.  At December 31, 2010, total availability under the SVB Loan Agreement was $1.7 million, of which $0 was outstanding with an applicable interest rate of 6.0%. The Company was in compliance with the above stated covenants and restrictions. The obligations under the SVB Loan Agreement are secured by substantially all of the Company’s assets.

In addition, the SVB Loan Agreement provides for two additional term loan facilities totaling $500,000 which were issued during 2010. The proceeds were used to repay indebtedness owed from the Company to Partners for Growth (“PFG”) during July 2010.  Term Loan A, which has a maturity date of May 15, 2011, in the amount of $300,000, accrues interest at a floating per annum rate equal to the greater of two percentage points (2.00%) above the SVB prime rate or six percent (6.00%).  Term Loan B, which has a maturity date of July 20, 2012, in the amount of $200,000, accrues interest at a floating per annum rate equal to the greater of three and one half percentage points (3.50%) above the SVB prime rate or seven and one half percent (7.50%).  At December 31, 2010, the total amount outstanding under Term Loan A and Term Loan B were $300,000 and $158,000, respectively. The interest expense for Term Loans A and B for the year ended December 31, 2010 was approximately $13,000.

Partners for Growth II, LP

On July 21, 2008, the Company entered into a Loan Agreement with PFG (the “PFG Loan Agreement”), which became effective on July 23, 2008 and which provided for a credit facility not to exceed $1.5 million, subject to a borrowing base formula. The PFG Loan Agreement was subsequently amended on February 27, 2009.  The annual interest rate on the PFG Loan was set at the Prime Rate, quoted by SVB as its Prime Rate, plus 3% (the “Applicable Rate”).  During 2010, the effective interest rate was 7%. The PFG Loan Agreement terminated on July 20, 2010, and subsequently all principal, interest and other outstanding monetary obligations were repaid to PFG with the proceeds from the Silicon Valley Term Loans. The obligations under the PFG Loan Agreement were secured by a security interest in collateral comprised of substantially all of the Company’s assets, subordinated to the SVB Loan Agreement.

In connection with the execution of the PFG Loan Agreement in July 2008, the Company issued a warrant to PFG, which allows PFG to purchase up to 450,000 shares of the Company’s common stock at an exercise price equal to $0.46 per share. The Warrant expires on July 20, 2013.  The Company recorded deferred debt issuance costs in the amount of $125,000, based on the estimated fair value allocated to the warrants using the following assumptions; 69.07% volatility, risk free interest rate of 4.09%, an expected life of five years and no dividends. Amortization of the debt issuance costs for the years ended December 31, 2010 and 2009, which was being recorded as interest expense, was approximately $35,000 and $63,000, respectively.

Contractual Commitments

The following table is a summary of the contractual lease commitments for our operating facilities with various expiration dates through May 2016. Future minimum payments as of December 31, 2010 are as follows:

Year Ending December 31,
2011	$640,000
2012	834,000
2013	806,000
2014	830,000
2015 and thereafter	1,308,000
Total	$4,418,000

The Company moved to new corporate offices effective January 1, 2011. The premises totals approximately 36,000 square feet and will serve as the Company’s new headquarters. It consists of a leased office facility for sales, research and development, and administrative personnel. The Lease provides for potential rent abatements pursuant to which the Company expects will result in an average month rent during 2011 of approximately $40,000. The Company also leases an office facility in Rohnert Park, CA for its Red Condor product line which predominately provides office space for its sales and research and development group.  The base rent is approximately $13,000 per month and the current lease expires on May 31, 2012.

Facilities rent expense totaled approximately $1.7 million and $1.2 million (net of sublease) in 2010 and 2009, respectively. To the extent the Company’s operating leases provide for escalating rents during the term of the lease, the Company recognizes rent expense on a straight line basis based upon the average monthly contractual lease amount.

During September 2008 through September 2009, we subleased a portion of our former corporate unused office space to a company. The proceeds from the sublease were used to offset our monthly facilities rent expense.

Included in other assets at December 31, 2010 and 2009 were security deposits related to leased assets of approximately $204,000.

Liquidity

As of December 31, 2010, the Company had approximately $2.6 million in cash and cash equivalents and a working capital deficit of $7.2 million.  Approximately $11.0 million of our current liability balance at December 31, 2010 consisted of deferred revenue, which represents amounts that are expected to be amortized into revenue as they are earned in future periods.  For the year ended December 31, 2010, the Company incurred a net loss of $3.6 million and as of December 31, 2010 has incurred a cumulative net loss of $53.3 million.  For the year ended December 31, 2010 cash used by operating activities was $1.1 million.

As described in Note 8 to the accompanying financial statements, the Company has existing credit facilities with SVB, under which there is borrowing availability of $1.7 million as of December 31, 2010.  During the three months ended September 30, 2010, the Company repaid a $750,000 note owed to Partners for Growth and the Company received proceeds of $3.2 million in connection with the issuance of subordinated convertible notes.

The Company believes that its existing cash resources as of December 31, 2010, projected collections on billings, and borrowing availability under existing SVB credit facilities, will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected collections will be realized or that the Company will improve operating results so that positive cash flow from operating activities will be achieved. In the event cash flow from operating activities and additional borrowings under existing credit facilities are not sufficient, the Company may require additional sources of financing in order to maintain its current operations. These additional sources of financing may include public or private offerings of equity or debt securities. In the current capital environment, no assurance can be given that additional sources of financing will be available on acceptable terms, on a timely basis, or at all.

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

Item 8.  Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference from the consolidated financial statements for the fiscal years ended December 31, 2010 and 2009 listed in Item 15 of Part IV of this report, beginning on page F-3.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls

Under the supervision of and with the participation of our management, including our Chief Executive Officer and VP of Finance, at December 31, 2010, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and VP of Finance, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

During the course of our evaluation, our Chief Executive Officer and VP of Finance have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.

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

Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2010, the end of our most recent fiscal year.

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting as such report is not required for non-accelerated filers such as the Company pursuant to certain federal legislation enacted in July 2010.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to the information under the captions “Election of Directors” and “Affiliate Transactions and Relationships” in our Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2010.

Item 11.  Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the information under the caption “Executive Compensation” in our Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” in our Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2010.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to the information under the caption “Audit Fees” in our Proxy Statement, which we will file with the SEC within 120 days after the end of our fiscal year ended December 31, 2010.

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

4.18*
St. Bernard Software, Inc. 2005 Stock Option Plan for the registration of additional securities (incorporated herein by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 7, 2010).

4.19*
St. Bernard Software, Inc. 2010 Employee, Director and Consultant Equity Incentive Plan (incorporated herein by reference to Exhibit 4.20 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 23, 2010).

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

10.4*
Employment Agreement between St. Bernard Software, Inc. and Louis E. Ryan executed February 10, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2009).

10.5
Fifth Amendment to Loan and Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated February 27, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009).

10.6
First Amendment to Loan Agreement between St. Bernard Software, Inc. and Partners for Growth II, L.P. dated February 27, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009).

10.7*
Amendment to the pricing of stock options grants under the 2005 Stock Option Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2009).

10.8*
 Employment agreement between St. Bernard Software, Inc. and Thalia Gietzen executed June 15, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2009).

10.9
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

ST. BERNARD SOFTWARE, INC. (DBA EDGEWAVE)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
St. Bernard Software, Inc
San Diego, CA

We have audited the accompanying consolidated balance sheets of St. Bernard Software, Inc. and its subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of St. Bernard Software, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

San Diego, California
March 18, 2011

St. Bernard Software, Inc. (dba EdgeWave)

Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
Assets

Current Assets
Cash and cash equivalents	$2,610,000	$2,454,000
Accounts receivable - net of allowance for doubtful accounts of $30,000 and $13,000 in 2010 and 2009, respectively	3,669,000	2,534,000
Inventories - net	698,000	242,000
Prepaid expenses and other current assets	932,000	335,000
Total current assets	7,909,000	5,565,000

Fixed Assets - Net	492,000	564,000

Goodwill	8,279,000	7,568,000

Other Intangible Assets - Net	587,000	-

Other Assets	393,000	148,000
Total Assets	$17,660,000	$13,845,000

Liabilities and Stockholders’ Deficit

Current Liabilities
Line of credit	$-	$2,250,000
Term loan, current portion	400,000	-
Accounts payable	1,133,000	817,000
Accrued compensation	1,526,000	834,000
Accrued expenses and other current liabilities	752,000	597,000
Warranty liability	210,000	192,000
Capitalized lease obligations	-	22,000
Deferred revenue	11,038,000	10,209,000
Total current liabilities	15,059,000	14,921,000

Convertible Note Payable	3,214,000	-

Term Loan, Net of Current Portion	58,000	-

Deferred Revenue	10,617,000	7,708,000
Total liabilities	28,948,000	22,629,000

Commitments and Contingencies (Note 14)

Stockholders’ Deficit
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,093,135 and 13,319,991 shares issued and outstanding in 2010 and 2009, respectively	158,000	132,000
Additional paid-in capital	41,818,000	40,774,000
Accumulated deficit	(53,264,000)	(49,690,000)
Total stockholders’ deficit	(11,288,000)	(8,784,000)
Total Liabilities and Stockholders’ Deficit	$17,660,000	$13,845,000

See accompanying notes

St. Bernard Software, Inc. (dba EdgeWave)

	Consolidated Statements of Operations

	Years ended December 31,
	2010	2009
Revenues
Subscription	$14,252,000	$14,559,000
Appliance	3,763,000	3,790,000
License	56,000	25,000
Total Revenues	18,071,000	18,374,000

Cost of Revenues
Subscription	2,259,000	1,720,000
Appliance	2,572,000	2,571,000
License	14,000	15,000
Total Cost of Revenues	4,845,000	4,306,000

Gross Profit	13,226,000	14,068,000

Operating Expenses
Sales and marketing	7,629,000	6,412,000
Research and development	4,325,000	3,750,000
General and administrative	4,539,000	3,484,000
Impairment charge	-	473,000
Total Operating Expenses	16,493,000	14,119,000

Loss from Operations	(3,267,000)	(51,000)

Other Expense (Income)
Interest expense - net	174,000	260,000
Loss on sale of assets	29,000	-
Other expense (income)	101,000	(43,000)
Total Other Expense	304,000	217,000
Loss Before Income Taxes	(3,571,000)	(268,000)

Income tax expense	(3,000)	(5,000)
Net Loss	$(3,574,000)	$(273,000)
Loss Per Common Share - Basic and Diluted	$(0.25)	$(0.02)
Weighted Average Common Shares Outstanding - Basic and Diluted	14,423,295	14,177,996

 See accompanying notes

St. Bernard Software, Inc. (dba EdgeWave)

Consolidated Statement of Stockholders' Deficit

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2008	14,783,090	$148,000	$40,308,000	$(49,527,000)	$(9,071,000)
Cumulative effect of change in accounting principle	-	-	(151,000)	110,000	(41,000)
Common stock issued under the employee stock purchase plan	150,900	-	24,000	-	24,000
Common stock returned to the Company	(1,613,999)	(16,000)	16,000	-	-
Stock-based compensation expense	-	-	577,000	-	577,000
Net loss	-	-	-	(273,000)	(273,000)
Balance at December 31, 2009	13,319,991	$132,000	$40,774,000	$(49,690,000)	$(8,784,000)
Common stock issued under the employee stock purchase plan	139,886	1,000	25,000	-	26,000
Common stock issued for the exercise of employee stock options	216,986	1,000	48,000	-	49,000
Common stock issued in connection with asset purchase agreement	2,416,272	24,000	797,000	-	821,000
Stock-based compensation expense	-	-	174,000	-	174,000
Net loss	-	-	-	(3,574,000)	(3,574,000)
Balance at December 31, 2010	16,093,135	$158,000	$41,818,000	$(53,264,000)	$(11,288,000)

 See accompanying notes

St. Bernard Software, Inc. (dba EdgeWave)

Consolidated Statements of Cash Flows

	Years ended December 31,
	2010	2009
Cash Flows From Operating Activities
Net loss	$(3,574,000)	$(273,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	476,000	365,000
Allowance for doubtful accounts	17,000	(39,000)
Loss (gain) on change in fair value of warrant derivative liability	101,000	(22,000)
Loss on sale of assets	29,000	-
Write-off of capitalized software	-	473,000
Stock-based compensation expense	174,000	577,000
Noncash interest expense	76,000	98,000
Change in operating assets and liablilities, net of effect of acquisition:
Accounts receivable	(441,000)	675,000
Inventories	(408,000)	122,000
Prepaid expenses and other assets	(904,000)	(392,000)
Accounts payable	(104,000)	(453,000)
Accrued expenses and other current liabilities	(2,000)	(1,112,000)
Accrued compensation	692,000	527,000
Warranty liability	18,000	(3,000)
Deferred revenue	2,761,000	296,000
Net cash (used) provided by operating activities	(1,089,000)	839,000

Cash Flows From Investing Activities
Acquisition, net of cash acquired	(66,000)	-
Purchases of fixed assets	(125,000)	(101,000)
Net cash used by investing activities	(191,000)	(101,000)

Cash Flows From Financing Activities
Proceeds from convertible note payable	3,175,000	-
Proceeds from stock option exercises	49,000	-
Proceeds from term loans	500,000	-
Proceeds from the sales of stock under the employee stock purchase plan	26,000	24,000
Principal payments on capitalized lease obligations	(22,000)	(147,000)
Principal payments on term loans	(42,000)	-
Net payments on short-term borrowings	(2,250,000)	(212,000)
Net cash provided (used) by financing activities	1,436,000	(335,000)
Net Increase in Cash and Cash Equivalents	156,000	403,000
Cash and Cash Equivalents at Beginning of Period	2,454,000	2,051,000
Cash and Cash Equivalents at End of Period	$2,610,000	$2,454,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$80,000	$122,000
Income taxes	$2,000	$3,000

Non Cash Investing and Financing Activities:

2010:
In July 2010, the Company acquired substantially all of the assets of Red Condor, Inc. for consideration of $1,041,000.

Fair value of assets acquired	$2,492,000
Purchase consideration:
Common stock	(821,000)
Cash	(220,000)
Fair value of liabilities assumed	$1,451,000

2009:
In January 2009, the Company reclassified 463,500 warrants with an estimated fair value of $41,000 from equity to warrant derivative liability.

See accompanying notes

St. Bernard Software, Inc. (dba EdgeWave)

Notes to Consolidated Financial Statements

1. Description of Business and Significant Accounting Policies

Description of business

St. Bernard Software, Inc. (dba EdgeWave), a Delaware corporation (“we,” “us,”  “our,” the “Company,” or “EdgeWave”) develops and markets on demand, on-premises, and hybrid Secure Content Management (“SCM”) solutions to the mid-enterprise and service provider markets. Customers can purchase our solutions directly from us, through a managed service provider, or via one of our Pro Partners around the world. On-premises purchases typically consist of an initial hardware purchase (appliance) and maintenance subscription, whereas our on-demand purchases contain only a subscription. Our primary customers are IT executives, managers and administrators as well as MSPs and Internet Service Providers (“ISPs”).

On January 12, 2011, the Company issued a press release announcing the rebranding of the Company as “EdgeWave.”  Until the Company obtains stockholder approval for a name change, the Company will use EdgeWave as a dba (fictitious business name).

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of EdgeWave and those of our inactive, wholly-owned European and Australian subsidiaries which were closed in 2007. All inter-company balances and transactions have been eliminated in consolidation.

Cumulative Effect of Changes in Accounting Principles

On January 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). In accordance with ASC 815-40, the cumulative effect of the change in accounting principle recorded by the Company in connection with certain warrants to acquire shares of the Company’s common stock (See Note 12) has been reflected as an adjustment of the previously reported December 31, 2008 balances of accumulated deficit, additional paid-in capital and warrant liability based on the difference between the amounts recognized in the statement of financial position before and after the initial application of this guidance. The impact of such adjustment on the December 31, 2008 balances of the aforementioned accounts was not material.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates used in preparing the consolidated financial statements include those assumed in computing revenue recognition, the allowance for doubtful accounts, warranty liability, the valuation allowance on deferred tax assets, testing goodwill for impairment, and stock-based compensation.

Basic and diluted loss per common share

Basic loss per common share is calculated by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period.  The Company computes diluted loss per common share by dividing the net loss for the period by the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of shares of common stock underlying and outstanding stock options, warrants, and convertible debt (See Notes 4, 10 and 11). Dilutive stock options and dilutive warrants are calculated based on the average share price for each fiscal period using the treasury stock method which assumes that the proceeds from the exercise of outstanding options and warrants are used to purchase common stock at market value.   There was no dilutive effect calculated for the years ended December 31, 2010 and 2009 as the Company reported a net loss in each period and as such the inclusion of dilutive potential common shares would have been anti-dilutive.

St. Bernard Software, Inc. (dba EdgeWave)

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

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, line of credit, term loan, capital lease agreements and warrant liability.  The fair values of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses approximate their respective carrying values due to short-term maturities of these instruments. The fair value of the Company’s obligations under its line of credit, term loan, and capital leases approximates their carrying value as the stated interest rates of these instruments reflect rates which are otherwise currently available to the Company. The fair value of warrant instruments classified as liabilities is measured at each reporting period, and the corresponding change in fair value is recorded in current earnings (See Notes 12 and 13).

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk.

Freestanding warrants issued by the Company in connection with the issuance or sale of debt and equity instruments are considered to be derivative instruments, and are evaluated to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents.

Accounts receivable

The Company has established an allowance for doubtful accounts for potential credit losses that are expected to be incurred, based on historical information, customer concentrations, customer solvency, current economic and geographical trends, and changes in customer payment terms and practices. Accounts receivable with terms in excess of twelve months are classified as long term.  Management has estimated that an allowance of approximately $30,000 and $13,000 for the years ended December 31, 2010 and 2009, respectively, was adequate to cover the potential credit losses.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of computer hardware which is categorized as finished goods. At December 31, 2010 and 2009, the Company has provided a reserve for obsolete inventory of approximately $25,000 and $31,000, respectively.

Research and development

The Company’s research and development expenses include payroll, employee benefits, stock-based compensation, offshore development and other head-count related costs associated with product development and are expensed as incurred. Research and development costs totaled approximately $4.3 million and $3.8 million in 2010 and 2009, respectively.

St. Bernard Software, Inc. (dba EdgeWave)

Notes to Consolidated Financial Statements

Capitalized software costs

In accordance with FASB ASC 350-40, “Intangibles-Goodwill and Other – Internal Use Software, the Company capitalized internal software development costs, which included certain payroll and payroll related costs for employees and contracting costs for software contractors who were directly associated with the development phase of the internal use software from September 2008 through June 2009.  In June 2009, a decision to suspend further development of this software was made by management. On October 5, 2009, management determined that given certain personnel changes, the estimated costs to complete development and maintain this new software far outweighed the potential benefit that would be received, and the project was scrapped.  As such, the Company wrote off previously capitalized software costs related to the development of this software of approximately $473,000 during the year ended December 31, 2009.

The company does not capitalize software costs related to the development of software to be sold, leased or otherwise marketed.

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

The Company dos not capitalize software costs related to the development of software to be sold, leased or otherwise marketed.

Business combinations

The Company recognizes all of the assets acquired, liabilities assumed and contingent consideration at their fair value on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets acquired, estimated contingent consideration payments and pre-acquisition contingencies assumed. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results. Additionally, any change in the fair value of the acquisition-related contingent consideration, if any, subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in earnings in the period of the estimated fair value change.

Acquisition-related transaction costs, including legal and accounting fees and other external costs directly related to the acquisition are recognized separately from the acquisition and expensed as incurred in general and administrative expenses in the consolidated statements of operations.

Goodwill

The Company accounts for goodwill in accordance with ASC 350-20, “Intangibles-Goodwill and Other - Goodwill”.  The Company tests goodwill for potential impairment annually, or more frequently if it determines that events or circumstances may indicate that impairment has occurred. The impairment test consists of a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. The estimate of fair value of the reporting unit is determined using various valuation techniques with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires the Company to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the reporting unit. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Based upon the result of impairment tests performed as of the end of fiscal years 2010 and 2009, management of the Company concluded there was no impairment of goodwill.

St. Bernard Software, Inc. (dba EdgeWave)

Notes to Consolidated Financial Statements

Impairment of long-lived assets

The Company accounts for impairment of long-lived assets in accordance with ASC 360-10, “Property, Plant, and Equipment”.  Pursuant to this guidance, long-lived assets held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying amount of an asset is deemed to not be recoverable if the sum of undiscounted expected future cash flows is less than the carrying amount of the asset.  An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. As of December 31, 2010 and 2009, management of the Company concluded there was no impairment of long-lived assets.

Other intangible assets

Other intangible assets consist of technology and intellectual property acquired pursuant to the asset purchase agreement between the Company and Red Condor, Inc., which are generally amortized on a straight-line basis over five years. The Company performs an annual review of identified intangible assets to determine if facts and circumstances indicate that the useful life is shorter than it had originally estimated or if there are any indicators of impairment. If indicators of impairment are present, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company accelerates the rate of amortization and amortizes the remaining carrying value over the new shorter useful life.

Stock-based compensation

The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. The Company uses historical data among other information to estimate the expected price volatility, the expected annual dividend, the expected option life and the expected forfeiture rate. The grant date estimated fair value is recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the option vesting period.  Restricted stock is measured based on the fair market values of the underlying stock on the dates of grant (See Note 4).

Revenue recognition

The Company recognizes revenue in accordance with ASC 985-605 “Software – Revenue Recognition”.

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

Certain sales to the Company’s customers include multi-element arrangements that include a delivered element (an appliance unit) and undelivered elements (such as subscription and support). In these instances, the Company determines if these elements can be separated into multiple units of accounting. The entire fee from the arrangement is allocated to each respective element based on its relative fair value. Revenue for each element is then recognized when revenue recognition criteria for that element is met. If the Company cannot establish fair value for any undelivered element, the Company would be required to recognize revenue for the whole arrangement at the time revenue recognition criteria for the undelivered element is met. Fair value for the delivered appliance element is based on the value received in transactions in which the appliance is sold on a stand-alone basis. Fair value for subscription is based on substantive renewal rates. Discounts applied to multiple-element sales are allocated to the elements based upon their respective VSOE of fair value (i.e. the price charged when the same element is sold separately.) If VSOE cannot be established for one element, discounts are applied to the revenue related to the delivered elements. The Company records shipping costs in both revenue and cost of revenue when it bills its customers for shipping. The costs incurred for shipping not billed to customers are reflected in cost of revenue.

St. Bernard Software, Inc. (dba EdgeWave)

Notes to Consolidated Financial Statements

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

Deferred revenue

Revenues from subscription agreements are recognized ratably over the term of the subscription period. The Company has deferred revenue as of December 31, 2010 relating to contracts that extend to 2014, pursuant to which revenues are expected to be recognized over the following periods:

Year Ending December 31,
2011	$11,038,000
2012	6,006,000
2013	3,343,000
2014	1,268,000
Total	$21,655,000

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses were approximately $1.1 million and $730,000 for 2010 and 2009, respectively.

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

The Company accrues for warranty expenses related to hardware products as part of its cost of revenue at the time related revenue is recognized, and maintains an accrual for estimated future warranty obligations based upon the relationship between historical and anticipated warranty costs and revenue volumes.  If actual warranty expenses are greater than those projected, additional obligations and other charges against earnings may be required. If actual warranty expenses are less than projected, prior obligations could be reduced, providing a positive impact on reported results. The Company generally provides a warranty over the term of the purchased maintenance period for its products.

St. Bernard Software, Inc. (dba EdgeWave)

Notes to Consolidated Financial Statements

The following table presents the Company's warranty reserve activities:

	December 31,
	2010	2009
Beginning balance	$192,000	$195,000
Provisions, net of settlements	18,000	(3,000)
Ending balance	$210,000	$192,000

Recent accounting pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”).  ASU 2009-13 establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact, if any, the adoption of ASU 2009-13 will have on our consolidated financial statements.

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

In February 2010, FASB issued ASU No. 2010-09, "Subsequent Events" (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-09"). ASU 2010-09 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective for interim and annual periods ending after June 15, 2010. The adoption of ASU 2010-09 during the second quarter of 2010 did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (ASU 2010-28) . ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We are currently evaluating the impact, if any, the adoption of ASU 2010-28 will have on our consolidated financial statements.

Other new accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial statements.

St. Bernard Software, Inc. (dba EdgeWave)

Notes to Consolidated Financial Statements

Reclassifications

Certain prior year reclassifications have been made for consistent presentation. These reclassifications had no effect on previously reported results of operations or stockholders’ deficit.

2. Liquidity

As of December 31, 2010, the Company had approximately $2.6 million in cash and cash equivalents and a working capital deficit of $7.2 million.  Approximately $11.0 million of our current liability balance at December 31, 2010 consisted of deferred revenue, which represents amounts that are expected to be amortized into revenue as they are earned in future periods.  For the year ended December 31, 2010, the Company incurred a net loss of $3.6 million and as of December 31, 2010 has incurred a cumulative net loss of $53.3 million.  For the year ended December 31, 2010 cash used by operating activities was $1.1 million.

As described in Note 8 to the accompanying financial statements, the Company has existing credit facilities with SVB, under which there is borrowing availability of $1.7 million as of December 31, 2010.  During the three months ended September 30, 2010, the Company repaid a $750,000 note owed to Partners for Growth and the Company received proceeds of $3.2 million in connection with the issuance of subordinated convertible notes.

The Company believes that its existing cash resources as of December 31, 2010, projected collections on billings, and borrowing availability under existing SVB credit facilities, will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected collections will be realized or that the Company will improve operating results so that positive cash flow from operating activities will be achieved. In the event cash flow from operating activities and additional borrowings under existing credit facilities are not sufficient, the Company may require additional sources of financing in order to maintain its current operations. These additional sources of financing may include public or private offerings of equity or debt securities. In the current capital environment, no assurance can be given that additional sources of financing will be available on acceptable terms, on a timely basis, or at all.

3. Business Combination

Asset purchase agreement

On July 28, 2010, the Company entered into an Asset Purchase Agreement (“APA”) with Red Condor, Inc., a private Delaware corporation, based in Rohnert Park, CA ("Red Condor") and certain note holders (the “Noteholders”) of Red Condor. Pursuant to the APA, EdgeWave purchased substantially all of the assets and assumed certain liabilities of Red Condor in exchange for restricted shares of common stock of EdgeWave, and the forgiveness of debt owed by Red Condor to the Company as described below. The assumed liabilities included approximately: (i) $420,000 in accounts payable and (ii) $42,000 of accrued vacation time.  Included in the acquired assets was approximately $638,000 in Red Condor accounts receivable.

The transaction closed on August 2, 2010 (the “Closing Date”).  On the Closing Date, the Company issued to the Noteholders of Red Condor, 2,416,272 unregistered shares of common stock valued at approximately $821,000, based on the closing price of the Company’s common stock on that date, and the Company agreed to forgive the repayment of a previous advance to Red Condor in the aggregate amount of $220,000.  Of the total shares of common stock issued to the Noteholders, 483,254 shares are being held in escrow for an 18 month period in connection with the Purchaser indemnification provisions of the APA.

Under the APA, the Company agreed to offer employment to 34 employees of Red Condor, and agreed to continue relationships with certain independent contractors after the closing date.

St. Bernard Software, Inc. (dba EdgeWave)

Notes to Consolidated Financial Statements

Goodwill associated with the acquisition of Red Condor

The acquisition of Red Condor’s assets has been accounted for using the purchase method of accounting and, accordingly, the tangible and intangible assets acquired and liabilities assumed from Red Condor were recorded at their estimated fair values as of the date of the acquisition. The total purchase consideration paid by the Company was approximately $1,041,000. The purchase price allocation is shown below.

Amount
Net tangible assets and liabilities	$(310,000)
Goodwill	711,000
Intangible assets	640,000
$1,041,000

The amount allocated to the intangible assets represents the Company’s estimate of the fair value of identifiable intangible assets acquired from Red Condor, consisting of the Red Condor technology and intellectual property. Approximately $711,000 of the purchase price has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible assets.

Pro forma financial information

The pro forma financial information in the table below summarizes the combined results of operations for the Company and Red Condor for the purposes of pro forma financial information disclosure, as though the companies were combined as of the beginning of each period presented. The pro forma financial information, as presented below, is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Red Condor had taken place as of the beginning of each period presented.

	Years Ended December 31,
	2010	2009
Revenue	$19,264,000	$20,033,000
Net Loss	$(6,640,000)	$(5,701,000)
Net loss per common share, basic and diluted	$(0.46)	$(0.40)

4. Stock-Based Compensation Expense

Share option plans

The Company has three share-based compensation plans (collectively, the “Plans”), which are described below and provided for the issuance of options, stock grants, and stock-based awards to employees and others as deemed appropriate by the Board of Directors. Terms of options issued under the Plans generally include an exercise price equal to the estimated fair value of the underlying common stock at the date of grant, vesting periods generally between three and five years, and expiration dates not to exceed ten years from the date of grant. The determination of fair value of the Company’s stock is determined based on the stock price at the grant date. As of December 31, 2010, the Company had 3,776,024 option shares outstanding, 1,412,707 options shares available for issuance, and 430,250 shares of restricted stock outstanding under the Plans.  Stock-based compensation expenses of approximately $174,000 and $577,000 for the years ended December 31, 2010 and 2009, respectively, were charged to operating expenses. The effect on loss per share as a result of the stock based compensation expense was approximately $0.01 and $0.04 for the years ended December 31, 2010 and 2009, respectively. The tax effect was immaterial

St. Bernard Software, Inc. (dba EdgeWave)

Notes to Consolidated Financial Statements

2005 Plan

In 2005, the Company adopted the St. Bernard Software 2005 Stock Option Plan (the “2005 Plan”). Under the 2005 Plan, the Company has the ability to grant 3,974,215 shares of its common stock to employees and others. The 2005 Plan permits the grant of incentive stock options (“ISOs”) and non-qualified stock options (“Non-Quals”). The exercise price of options granted under the 2005 Plan can generally not be less than the fair market value of the Company’s common stock on the date of grant. If any of the granted options expire or terminate for any reason without having been exercised in full, the unpurchased shares shall again be available for purposes of this Plan.

2006 Plan

In 2006, the Company adopted the 2006 Recruitment Equity Incentive Plan (the “2006 Recruitment Plan”). The 2006 Recruitment Plan provides for the grant of stock options, restricted stock awards, stock appreciation rights, phantom stock awards and other stock awards (collectively, the “Stock Awards”). Under the 2006 Recruitment Plan, the Company has the ability to grant 500,000 shares of its common stock.

2010 Plan

During 2010, the Company created the 2010 Employee, Director and Consultant Equity Incentive Plan (the “2010 Plan”).  The 2010 Plan provides for the granting of ISOs, Non-Quals, stock grants and stock-based awards. No ISOs may be granted until shareholder approval of the Plan.  Under the 2010 Plan, the Company has the ability to grant 1,350,000 shares of its common stock.

In December 2010, the Company awarded 430,250 shares of restricted stock pursuant to the 2010 Plan, of which zero restricted stock shares have vested.   The restricted stock grants have the following vesting schedule: (i) If the Participant’s employment is terminated prior to the first anniversary of the date of the grant, all of the shares will be forfeited to the Company; (ii) If the Participant’s employment is terminated on or after the first anniversary of the date of the grant but prior to the second anniversary of the date of the grant, then 75% of the shares will be forfeited to the Company (rounded up to the next highest whole number of shares); (iii) If the Participant’s employment is terminated on or after the second anniversary of the date of the grant but prior to the third anniversary of the date of the grant, then 50% of the shares will be forfeited to the Company (rounded up to the next highest whole number of shares); (iv) If the Participant’s employment is terminated on or after the third anniversary of the date of the grant but prior to the fourth anniversary of the date of the grant, then 25% of the shares will be forfeited to the Company (rounded up to the next highest whole number of shares); (v) If the Participant is not terminated prior to the fourth anniversary of the date of the grant, then no shares are subject to forfeiture.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected life of the stock options granted, the expected stock price volatility factor, and the pre-vesting option forfeiture rate. The fair value of options granted during the years ended December 31, 2010 and 2009 was calculated using the Black-Scholes option pricing model (“Black-Scholes”) using the valuation assumptions in the table below. The Company estimates the expected life of stock options granted based upon management’s consideration of the historical life of the options and the vesting and contractual period of the options granted. The Company estimates the expected volatility factor based on the weighted average of the historical volatility of three publicly traded surrogates of the Company and the Company’s implied volatility from its common stock price. The Company applies its risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The Company has no history or expectation of paying any cash dividends on its common stock.  Forfeitures are estimated based on historical experience.

	Year Ended	Year Ended
	2010	2009
Average expected life (years)	6.5	6.5
Average expected volatility	50.1%	58.3%
Average risk-free interest rate	3.0%	3.1%
Average expected dividend yield	0	0

St. Bernard Software, Inc. (dba EdgeWave)

Notes to Consolidated Financial Statements

The following is a summary of stock option activity under the Plans as of December 31, 2010 and changes during fiscal year 2009 and 2010:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Options outstanding at December 31, 2008	2,562,976	$1.29	6.30	$—	—
Granted	1,022,750	$0.19	—	—	$0.48
Exercised	—	$—	—	—	—
Forfeited/Expired	(1,130,677)	$1.29	—	—	—
Options outstanding at December 31, 2009	2,455,049	$0.22	8.28	$21,535	—
Granted	1,858,000	$0.35	—	—	$0.23
Exercised	(216,986)	$0.25	—	—	—
Forfeited/Expired	(320,039)	$0.27	—	—	—
Options outstanding at December 31, 2010	3,776,024	$0.28	8.25	$1,142,094	—
Options vested and expected to vest at December 31, 2010	3,145,129	$0.27	7.99	$994,138	—
Options exercisable at December 31, 2010	1,421,932	$0.23	6.69	$496,582	—

Additional information regarding options outstanding as of December 31, 2010 is as follows:

Range of Exercise Prices		Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.14	$0.16	466,687	8.40	$0.16	198,352	$0.15
$0.18	$0.19	36,000	8.36	$0.18	2,723	$0.18
$0.20	$0.20	390,000	8.69	$0.20	126,791	$0.20
$0.22	$0.24	338,000	8.90	$0.23	133,508	$0.24
$0.25	$0.25	1,030,837	5.88	$0.25	958,076	$0.25
$0.26	$0.26	6,000	8.73	$0.26	2,482	$0.26
$0.29	$0.29	500,000	9.32	$0.29	—	$—
$0.32	$0.34	60,000	9.41	$0.34	—	$—
$0.35	$0.35	692,500	9.59	$0.35	—	$—
$0.42	$0.82	256,000	9.59	$0.65	—	$—
$0.14	$0.82	3,776,024	8.25	$0.28	1,421,932	$0.23

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2010 was approximately $1.1 million and $497,000, respectively. The aggregate intrinsic value represents the total intrinsic value based upon the stock price of $0.58 at December 31, 2010. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2009 was approximately $22,000 and $2,000, respectively.

Cash received from stock option exercises during the year ended December 31, 2010 was $49,000.  As of December 31, 2010, there was approximately $373,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the option plans. This cost is expected to be recognized over a weighted average period of 2.66 years.

St. Bernard Software, Inc. (dba EdgeWave)

Notes to Consolidated Financial Statements

The following is a summary of restricted stock activity as of the year ended December 31, 2010 and changes during fiscal year 2010:

	Number of Shares Outstanding*	Weighted Average Fair Value
Restricted stock outstanding at December 31, 2009	—	$—
Awarded	430,250	$0.63
Released	—	$—
Cancelled	—	$—
Restricted stock outstanding at December 31, 2010	430,250	$0.63

* Represents the total amount of restricted stock outstanding at December 31, 2010 but unvested.

Employee stock purchase plan

The Company’s Employee Stock Purchase Plan (“ESPP”), was adopted by our board of directors in December 2006, and approved by our shareholders in June 2007 at the annual shareholders’ meeting. The ESPP provides a means by which employees of the Company (and any parent or subsidiary of the Company designated by the Board of Directors to participate in the ESPP) may be given an opportunity to purchase Common Stock of the Company at semi-annual intervals through payroll deductions, to assist the Company in retaining the services of its employees, to secure and retain the services of new employees, and to provide incentives for such persons to exert maximum efforts for the success of the Company. Initially, the Company reserved 400,000 shares for issuance pursuant to the ESPP. Under this plan, a participant may contribute up to 15% of his or her compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on the purchase date, which is the last trading day of the offering period. The purchase price per share will be equal to 85% of the fair market value per share on the start date of the offering period in which the participant is enrolled or, if lower, 85% of the fair market value per share on the purchase date. In addition, the number of shares available for issuance under the ESPP may be increased annually on the first day of each Company fiscal year, beginning in 2008 and ending in (and including) 2016, by an amount equal to the least of: (i) the difference between four hundred thousand (400,000) and the number of shares remaining authorized for issuance after the last purchase of shares, (ii) four hundred thousand (400,000) shares of Common Stock, or (iii) an amount determined by the Board of Directors or a committee of the Board of Directors appointed to administer the ESPP. If rights granted under the ESPP expire, lapse or otherwise terminate without being exercised, the shares of Common Stock not purchased under such rights again become available for issuance under the ESPP.

For the years ended December 31, 2010 and 2009, stock purchases of Common stock under the ESPP were 139,886 shares and 150,900 shares, respectively.  Compensation expense recorded in connection with this plan was immaterial.

Shares available for issuance under the Company’s Employee Stock Purchase Plan are as follows:

Number of Shares
Shares reserved for issuance at December 31, 2008	359,444
Shares issued during year ended December 31, 2009	(150,900)
Shares reserved for issuance at December 31, 2009	208,544
Shares issued during year ended December 31, 2010	(139,886)
Shares reserved for issuance at December 31, 2010	68,658

St. Bernard Software, Inc. (dba EdgeWave)

Notes to Consolidated Financial Statements

5. Fixed Assets

Fixed assets consisted of the following:

	December 31,
	2010	2009
Computer equipment	$1,348,000	$992,000
Computer software	147,000	138,000
Office furniture	26,000	24,000
Office equipment	7,000	3,000
Leasehold improvements	299,000	458,000
	1,827,000	1,615,000
Less accumulated depreciation and amortization	(1,335,000)	(1,051,000)
	$492,000	$564,000

Depreciation and amortization expense was approximately $423,000 and $365,000 for 2010 and 2009, respectively. During 2009, the Company wrote-off fully depreciated fixed assets of approximately $1.7 million that had purchase dates of five years or older or were no longer in service.

6.  Goodwill and Other Intangible Assets – Net

Goodwill

As of December 31, 2009 the carrying value of goodwill was $7,568,000.  As described in Note 3, during the year ended December 31, 2010 the Company recorded additional goodwill in the amount of $711,000 in connection with the asset purchase agreement between the Company and Red Condor.  There were no impairments or other adjustments to the carrying value of goodwill recorded during the year ended December 31, 2010.

Other intangible assets - net

Other intangible assets-net at December 31, 2010 consist of technology and intellectual property acquired pursuant to the asset purchase agreement between the Company and Red Condor, which are generally amortized on a straight-line basis over five years (See Note 3). There were no impairment charges related to identifiable intangible assets during the year ended December 31, 2010.

Other intangible assets - net consist of the following at December 31:

	December 31, 2010	December 31, 2009
Identifiable intangible assets acquired during 2010	$640,000	$—
Less: accumulated amortization	(53,000)	—

Net intangible assets	$587,000	$—

Amortization of intangible assets amounted to $53,000 for 2010 and $0 for 2009.

Future estimated amortization of intangible assets as of December 31, 2010 is as follows:

Year Ending December 31,
2011	$128,000
2012	128,000
2013	128,000
2014	128,000
2015	75,000
Total	$587,000

St. Bernard Software, Inc. (dba EdgeWave)

Notes to Consolidated Financial Statements

7. Other Assets

Other assets consisted of the following:

	December 31, 2010	December 31, 2009
Security deposits	$98,000	$148,000
Accounts receivable – long term	295,000	—
Total other assets	$393,000	$148,000

8. Credit Facilities

Silicon Valley Bank (“SVB”)

On May 15, 2007, the Company entered into a Loan and Security Agreement with SVB (the “SVB Loan Agreement”), which was amended on February 27, 2009, March 23, 2010, and on September 29, 2010. Terms of the current SVB Loan Amendment, include among other things, (i) a revolving credit line of $2.3 million maturing on May 15, 2011, (ii) a Cash Sublimit, FX (foreign exchange) Sublimit and the Letter of Credit Sublimit $650,000, (iii) an interest rate on the revolving line of credit of 2.0% over the greater of the SVB prime rate or 6.0%, (iv) a tangible net worth covenant of no less than negative eighteen million dollars ($18,000,000) at all times, increasing quarterly by fifty percent (50%) of net income and monthly by fifty percent (50%) of issuances of equity after September 30, 2010 and the principal amount of subordinated debt received after September 30, 2010, and (v) a borrowing base of eighty percent of eligible accounts.  At December 31, 2010, total availability under the SVB Loan Agreement was $1.7 million, of which $0 was outstanding with an applicable interest rate of 6.0%. The Company was in compliance with the above stated covenants and restrictions. The obligations under the SVB Loan Agreement are secured by substantially all of the Company’s assets.

In addition, the SVB Loan Agreement provides for two additional term loan facilities totaling $500,000 which were issued during 2010. The proceeds were used to repay indebtedness owed from the Company to Partners for Growth (“PFG”) during July 2010.  Term Loan A, which has a maturity date of May 15, 2011, in the amount of $300,000, accrues interest at a floating per annum rate equal to the greater of two percentage points (2.00%) above the SVB prime rate or six percent (6.00%).  Term Loan B, which has a maturity date of July 20, 2012, in the amount of $200,000, accrues interest at a floating per annum rate equal to the greater of three and one half percentage points (3.50%) above the SVB prime rate or seven and one half percent (7.50%).  At December 31, 2010, the total amount outstanding under Term Loan A and Term Loan B were $300,000 and $158,000, respectively. The interest expense for Term Loans A and B for the year ended December 31, 2010 was approximately $13,000.

Partners for Growth II, LP

On July 21, 2008, the Company entered into a Loan Agreement with PFG (the “PFG Loan Agreement”), which became effective on July 23, 2008 and which provided for a credit facility not to exceed $1.5 million, subject to a borrowing base formula. The PFG Loan Agreement was subsequently amended on February 27, 2009.  The annual interest rate on the PFG Loan was set at the Prime Rate, quoted by SVB as its Prime Rate, plus 3% (the “Applicable Rate”).  During 2010, the effective interest rate was 7%. The PFG Loan Agreement terminated on July 20, 2010, and subsequently all principal, interest and other outstanding monetary obligations were repaid to PFG with the proceeds from the Silicon Valley Term Loans. The obligations under the PFG Loan Agreement were secured by a security interest in collateral comprised of substantially all of the Company’s assets, subordinated to the SVB Loan Agreement.

St. Bernard Software, Inc. (dba EdgeWave)

Notes to Consolidated Financial Statements

In connection with the execution of the PFG Loan Agreement in July 2008, the Company issued a warrant to PFG, which allows PFG to purchase up to 450,000 shares of the Company’s common stock at an exercise price equal to $0.46 per share. The Warrant expires on July 20, 2013.  The Company recorded deferred debt issuance costs in the amount of $125,000, based on the estimated fair value allocated to the warrants using the following assumptions; 69.07% volatility, risk free interest rate of 4.09%, an expected life of five years and no dividends. Amortization of the debt issuance costs for the years ended December 31, 2010 and 2009, which was being recorded as interest expense, was approximately $35,000 and $63,000, respectively.

9. Income Taxes

	Year ended December 31, 2010
	Current	Deferred	Total
Federal	$—	$—	$—
State	3,000	—	3,000
Foreign	—	—	—
	$3,000	$—	$3,000

	Year ended December 31, 2009
	Current	Deferred	Total
Federal	$—	$—	$—
State	5,000	—	5,000
Foreign	—	—	—
	$5,000	$—	$5,000

Deferred income tax assets and liabilities consist of the following:

	December 31,
	2010	2009
Allowance for doubtful accounts	$12,000	$18,000
Inventory reserve	10,000	13,000
Fixed assets	(19,000)	(68,000)
Accrued compensation	137,000	84,000
Deferred revenue	4,233,000	3,073,000
Stock options	1,203,000	1,183,000
Other	145,000	187,000
Net operating loss carryforwards	6,969,000	6,833,000
Tax credits carryforwards	26,000	27,000
	12,716,000	11,350,000
Valuation allowance	(12,716,000)	(11,350,000)
Net deferred tax asset	$—	$—

St. Bernard Software, Inc. (dba EdgeWave)

Notes to Consolidated Financial Statements

A reconciliation of the actual income tax expense recorded to that based upon expected federal tax rates are as follows:

	December 31,
	2010	2009
Expected federal tax benefit	$1,210,000	$91,000
Expected state benefit, net of federal tax effect	196,000	13,000
Change in valuation allowance	(1,366,000)	(190,000)
Tax credits and other	17,000	93,000
Permanent differences and other	(60,000)	(12,000)
	$(3,000)	$(5,000)

ASC 740, “Income Taxes”, requires that the Company reduce its deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is not more likely than not that all or a portion of a deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. Management has determined that it is not more likely than not that the deferred tax asset will be realized. Accordingly as of December 31, 2010 and 2009, the Company had a valuation allowance of approximately $12.7 million and $11.4 million, respectively.

At December 31, 2010 and 2009, the Company had federal net operating loss carryforwards of approximately $17.4 and $17.1 million and state net operating loss carryforwards of approximately $17.8 million and $17.4 million, respectively. The federal and state tax net operating loss carryforwards will begin to expire in 2020 and 2015, respectively.

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

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. There was no interest and penalties recorded for the year ended December 31, 2010.

St. Bernard Software, Inc. (dba EdgeWave)

Notes to Consolidated Financial Statements

10. Convertible Notes

On August 2, 2010, the Company issued convertible notes (the “Notes”) in the amount of $3.2 million pursuant to a Securities Purchase Agreement (“SPA”) with certain note holders of Red Condor (“Investors”) (See Note 3).   Pursuant to the terms of the SPA, the Company also issued Warrants (“Warrants”) to the Investors to purchase up to a total of 210,111 shares of the Company’s common stock. The Notes mature on August 2, 2014.  Interest on the outstanding principal balance accrues at a rate of three percent (3.0%) per annum and accrued interest is added to the balance of the Notes.   All unpaid principal and interest on the Notes is due and payable at maturity.  The Investors may convert the Notes at any time into shares of the Company’s common stock at a fixed conversion price of $1.10. At any time after the issuance date of the Notes and prior to the Maturity Date, following the occurrence of any period of 60 consecutive trading days where the average closing price of the Company’s common stock for such period is equal to or greater than $1.25 per share, the entire unpaid principal amount of the Notes together with any unpaid interest shall be converted into the Company’s common stock at a conversion price of $1.10.  The Warrants have an exercise price equal to $1.10 per share, are immediately exercisable and expire on August 2, 2014. The balance of the convertible note as of December 31, 2010 was $3.2 million. The interest expense for the convertible notes, which was added to the principal balance, for the year ended December 31, 2010, was approximately $39,000.

11. Stockholders’ Deficit

Common stock

On August 2, 2010 the Company issued to the Noteholders of Red Condor, a total of 2,416,272 un-registered shares of Common Stock, of which 483,254 shares of Common Stock, are being held in Escrow for 18 months (See Note 3).

Cancellation of outstanding common shares held in escrow

In connection with the merger agreement entered into in October 2005 between the Company and Sand Hill, 1,613,999 shares of the Company’s common stock that had been issued as part of the merger consideration were placed with a stockholders’ representative to be held on behalf of the shareholders as of the closing of the merger.  According to the merger agreement and related amendments, these shares were to be released after the merger, pro rata, to shareholders as of the closing of the merger only in the event the closing price of the Company’s stock was $8.50 or more for a specified number of days by July 25, 2009.  In the event that these conditions were not met, these shares would automatically be returned by Sand Hill at no cost. Thereafter such shares would not be considered issued and outstanding for any purpose.  At July 25, 2009, the specified conditions were not met and the 1,613,999 shares of stock were returned to the Company and cancelled.

Warrants

As of December 31, 2010 and 2009, a total of 1,363,961 and 1,153,850 shares of common stock, respectively, were reserved for issuance for the exercise of warrants at exercise prices ranging from $0.46 to $1.60 per share.  During 2010, there were 210,111 warrants granted in connection with the issuance of convertible notes payable (see Note 10) and there were no warrants exercised or cancelled during the year ended December 31, 2010.

During 2009, no warrants were issued and a total of 8,220,000 previously issued warrants expired.

St. Bernard Software, Inc. (dba EdgeWave)

Notes to Consolidated Financial Statements

The following is a summary of our warrants activity as of December 31, 2010 and changes during fiscal year 2010 and 2009:

	Number of Shares	Per Share Exercise Price Range	Weighted Average Exercise Price
Outstanding warrants - December 31, 2008	9,373,850	$0.46-5.00	$4.46
Granted	—	—	—
Expired and/or cancelled	(8,220,000)	5.00	5.00
Outstanding warrants - December 31, 2009	1,153,850	$0.46-1.60	$0.62
Granted	210,111	1.10	1.10
Expired and/or cancelled	—	—	—
Outstanding warrants - December 31, 2010	1,363,961	$0.46-1.60	$0.69
Warrants exercisable - December 31, 2010	1,363,961	$0.46-1.60	$0.69

12.Warrant Derivative Liability

At December 31, 2010, there were 463,500 warrants classified as a derivative liability pursuant to accounting guidance as codified in ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity”, (formerly EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock”).  At December 31, 2010 the estimated fair value of these warrants of $120,000 is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet. The estimated fair value was determined using the binomial lattice pricing model (“binomial lattice model”) (See Note 12).  Key assumptions of the binomial lattice model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends, probability of future financing, and the instrument's remaining term. These assumptions require significant management judgment. In addition, changes in any of these variables during a period can result in material changes in the fair value (gains or losses) of this derivative instrument. Prior to the adoption of the binomial lattice method during the quarter ended December 31, 2010, we used the Black-Scholes model to estimate the fair value of these warrants. The binomial lattice model was adopted during the quarter ended December 31, 2010, as it was determined that use of a binomial lattice model was more representative of fair value in the circumstances. In accordance with accounting guidance in ASC 820, “Fair Value Measurements and Disclosures”, the difference in fair value resulting from adoption of the binomial lattice model, which was immaterial, was accounted for as a change in accounting estimate. The net change in the estimated fair value of the warrant derivative liability for the year ended December 31, 2010 of $101,000 is included in other expense in the accompanying statement of operations.

13.  Fair Value Measurements

Fair value hierarchy

Fair value is defined in ASC 820, “Fair Value Measurements and Disclosures”, as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurements are to be considered from the perspective of a market participant that holds the assets or owes the liability.  ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company utilizes the market approach to measure fair value of its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices in active markets for identical or similar assets and liabilities.

St. Bernard Software, Inc. (dba EdgeWave)

Notes to Consolidated Financial Statements

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

Financial instruments measured at fair value on a recurring basis

ASC 820 requires disclosure of the level within the fair value hierarchy used by the Company to value financial assets and liabilities that are measured at fair value on a recurring basis. At December 31, 2010 and 2009, the Company had outstanding warrants to purchase common shares of our stock that are classified as warrant derivative liabilities with a fair value of $120,000 and $19,000, respectively.  The warrants are valued using the binomial lattice pricing model, which utilizes significant unobservable inputs (Level 3), using the valuation assumptions in the table below.

	Year Ended	Year Ended
	2010	2009
Average expected life (years)	4.0	5.0
Average expected volatility	52.2%	50.5%
Average risk-free interest rate	3.3%	3.9%
Expected dividend yield	0	0
Stock price	$0.58	$0.20

The following table reconciles the warrant derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010 and 2009:

Balance at January 1, 2009	$41,000
Gain on change in fair value included in other expense (income)	(22,000)
Balance at December 31, 2009	19,000
Loss on change in fair value included in other expense (income)	101,000
Balance at December 31, 2010	$120,000

14. Commitment and Contingencies

Litigation

In the normal course of business, the Company is occasionally named as a defendant in various lawsuits.  On July 9, 2009, an action was filed in the United States District Court for the Southern District of California by Southwest Technology Innovations LLC (the “Plaintiff”) against the Company and five other co-defendants.  In this matter, the Plaintiff's claim against the Company is that the ePrism e-mail filter products, which are manufactured by an unrelated third party and sold by the Company, allegedly infringe upon U.S. Patent No. 6,952,719 entitled “Spam Detector Defeating System” which was issued on October 4, 2005. The Plaintiff sought a judgment in Plaintiff's favor, injunctive relief, and an award of unspecified damages. On July 22, 2010, the parties settled the lawsuit without either side admitting liability.  On July 28, 2010, the court issued an Order Dismissing All Claims Between Plaintiff and the Company, without Prejudice.

On September 7, 2010, an action was filed in the United States District Court Eastern District of Texas by Wordcheck Tech, LLC (the “Plaintiff”) against the Company as well as other co-defendants. In this matter, the Plaintiff's claim against the Company is that the ePrism e-mail filter products, which are manufactured by an unrelated third party and sold by the Company, allegedly infringe upon U.S. Patent No. 6,782,510 entitled “Word Checking Tool For Controlling The Language Content In Documents Using Dictionaries With Modifyable Status Fields” which was issued on August 24, 2004. The Plaintiff is seeking a judgment in favor of Plaintiff, including a permanent injunction, and is seeking an award of unspecified damages. The Company disputes the alleged infringement and intends to vigorously defend its interests in this matter.

St. Bernard Software, Inc. (dba EdgeWave)

Notes to Consolidated Financial Statements

Operating leases

The Company leases its operating facilities and certain equipment under non-cancelable operating leases with various expiration dates through May 2016. Future minimum payments under operating leases are as follows:

Year Ending December 31,
2011	$640,000
2012	834,000
2013	806,000
2014	830,000
2015 and thereafter	1,308,000
Total	$4,418,000

On August 2, 2010, the Company entered into a lease agreement (the “Lease”) for approximately 28,633 square feet of office space in San Diego, CA (the “Premise”), and later amended on December 28, 2010 to include an additional 7,984 square feet of office space.  Effective January 1, 2011 the Premise will serve as the Company’s new headquarters.

The Lease has a term of sixty-five (65) months from the commencement date and provides for a one time termination option at the end of the fourth (4th) year. The Lease provides for an initial monthly Base Rent payment through December 31, 2011 of one dollar and eighty-five cents ($1.85) per rentable square foot per month, separately metered utilities, and an escalation clause under which annual rent is increased three percent (3.0%) per annum at each anniversary date.  The Lease provides for potential rent abatements pursuant to which the Company expects will result in an average month rent during 2011 of approximately $40,000. Pursuant to the terms of the Lease, the Company agreed to issue to the Lessor a Letter of Credit for the initial amount of $250,000.

The Company previously leased approximately 56,000 square feet for its corporate office space. The lease expired on December 31, 2010 and called for monthly rent of approximately $142,000 per month.

The Company also leases an office facility in Rohnert Park, CA for its Red Condor product line which predominately provides office space for its technical support and research and development group.  The base rent is approximately $13,000 per month and the current lease expires on May 31, 2012.

Facilities rent expense totaled approximately $1.7 million and $1.2 million (net of sublease) in 2010 and 2009, respectively. To the extent the Company’s operating leases provide for escalating rents during the term of the lease, the Company recognizes rent expense on a straight line basis based upon the average monthly contractual lease amount.

During September 2008 through September 2009, we subleased a portion of our former corporate unused office space to a company. The proceeds from the sublease were used to offset our monthly facilities rent expense.

St. Bernard Software, Inc. (dba EdgeWave)

Notes to Consolidated Financial Statements

Capital leases

The Company leased certain equipment under non-cancelable capital leases, which were included in fixed assets as follows:

	December 31,
	2010	2009
Software	$—	$61,000
Computer equipment	—	156,000
	—	217,000
Less accumulated depreciation	—	(120,000)
	$—	$97,000

All capital leases obligations have been fulfilled during 2010. Depreciation expense related to all capitalized lease obligations included in fixed assets was approximately $76,000 during 2010 and 2009, respectively.

15. Concentrations, Segment and Related Information

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

Supplier

The Company has a major vendor that accounted for approximately $2.9 million (19.5%) and $4.0 million (35.2%) of the Company’s total purchases during 2010 and 2009, respectively. At December 31, 2010 and 2009, the amount payable to this vendor was approximately $407,000 and $73,000, respectively. While the Company believes other suppliers are available if the vendor unexpectedly stops supplying the product, the Company could experience an interruption in its ability to supply its customers.

Major customers

During 2010 and 2009 there were no individual customers which accounted for more than 10% of the Company’s revenue.

Segment and related information

The Company considers itself to operate within one business segment, Secure Content Management (“SCM”). Long lived assets are located in the United States and all of the Company’s revenues are generated from external customers through products/services within this segment as shown in the accompanying statements of operations. For the years ended December 31, 2010 and 2009, approximately 96% of the Company’s revenue was in North America, the remaining 4% was disbursed over the rest of the world.

St. Bernard Software, Inc. (dba EdgeWave)

Notes to Consolidated Financial Statements

16. Other Expense (Income)

Loss on sale of assets

During the year ended December 31, 2010, the Company in connection with the disposal of fixed assets related to the Company’s move recorded a loss of approximately $29,000.

Change in fair value of warrant derivative liability

For the years ended December 31, 2010 and 2009, other expense (income) includes a loss on the change in fair value of warrant derivative liability of approximately $101,000, and a gain of approximately $22,000, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. BERNARD SOFTWARE, INC. (DBA EDGEWAVE)

Dated: March 18, 2011	By:	/s/ Louis E. Ryan
Louis E. Ryan
Chief Executive Officer and Chairman of the Board of Directors

 In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis E. Ryan Louis E. Ryan	Chief Executive Officer and Chairman of the Board of Directors	March 18, 2011

/s/ Thalia Gietzen Thalia Gietzen	VP of Finance	March 18, 2011

/s/ Humphrey P. Polanen Humphrey P. Polanen	Director	March 18, 2011

/s/ Bart A.M. Van Hedel Bart A.M. Van Hedel	Director	March 18, 2011

/s/ William R. Baumel William R. Baumel	Director	March 18, 2011