Form 10-Q
period 2011-03-31
ST. BERNARD SOFTWARE, INC.
filed 2011-05-16
CIK 1288496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

COMMISSION FILE NUMBER 000-50813

St. Bernard Software, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-0996152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15333 Avenue of Science, San Diego, CA 92128
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

The registrant had 16,390,811 shares of its common stock, par value $0.01 per share, outstanding at May 16, 2011

ST. BERNARD SOFTWARE, INC. (DBA EDGEWAVE)

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

St. Bernard Software, Inc. (dba EdgeWave)

Condensed Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)

Assets

Current Assets
Cash and cash equivalents	$2,230,000	$2,610,000
Accounts receivable - net of allowance for doubtful accounts of $20,000 and $30,000 at March 31, 2011 and December 31, 2010, respectively	3,267,000	3,669,000
Inventories - net	444,000	698,000
Prepaid expenses and other current assets	476,000	932,000

Total current assets	6,417,000	7,909,000

Fixed Assets - Net	823,000	492,000

Goodwill	8,279,000	8,279,000

Other Intangible Assets - Net	555,000	587,000

Other Assets	449,000	393,000

Total Assets	$16,523,000	$17,660,000

Liabilities and Stockholders’ Deficit

Current Liabilities
Line of credit	$1,200,000	$-
Term loan, current portion	400,000	400,000
Accounts payable	788,000	1,133,000
Accrued compensation	1,397,000	1,526,000
Accrued expenses and other current liabilities	754,000	752,000
Warranty liability	202,000	210,000
Current portion on capitalized lease obligations	35,000	-
Deferred revenue	10,845,000	11,038,000

Total current liabilities	15,621,000	15,059,000

Convertible Notes Payable	3,238,000	3,214,000

Term Loan, Net of Current Portion	33,000	58,000

Capitalized Lease Obligations, Less Current Portion	174,000	-

Deferred Revenue	10,328,000	10,617,000

Total liabilities	29,394,000	28,948,000

Stockholders’ Deficit
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,390,811 and 16,093,135 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	160,000	158,000
Additional paid-in capital	41,935,000	41,818,000
Accumulated deficit	(54,966,000)	(53,264,000)

Total stockholders’ deficit	(12,871,000)	(11,288,000)

Total Liabilities and Stockholders’ Deficit	$16,523,000	$17,660,000

See accompanying notes

 St. Bernard Software, Inc. (dba EdgeWave)

 Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,
	2011	2010

Revenues
Subscription	$3,670,000	$3,496,000
Appliance	708,000	883,000
License	2,000	9,000
Total Revenues	4,380,000	4,388,000

Cost of Revenues
Subscription	790,000	393,000
Appliance	453,000	600,000
License	2,000	2,000
Total Cost of Revenues	1,245,000	995,000

Gross Profit	3,135,000	3,393,000

Operating Expenses
Sales and marketing	2,443,000	1,730,000
Research and development	1,464,000	788,000
General and administrative	906,000	985,000
Total Operating Expenses	4,813,000	3,503,000

Loss from Operations	(1,678,000)	(110,000)

Other Expense (Income)
Interest expense - net	44,000	41,000
Other income	(20,000)	(2,000)
Total Other Expense	24,000	39,000
Loss Before Income Taxes	(1,702,000)	(149,000)

Income tax expense	-	-
Net Loss	$(1,702,000)	$(149,000)
Loss Per Common Share - Basic and Diluted	$(0.11)	$(0.01)
Weighted Average Common Shares Outstanding - Basic and Diluted	16,191,701	13,388,264

See accompanying notes

St. Bernard Software, Inc. (dba EdgeWave)

 Condensed Consolidated Statement of Stockholders' Deficit (Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2010	16,093,135	$158,000	$41,818,000	$(53,264,000)	$(11,288,000)
Common stock issued under the employee stock purchase plan	159,254	1,000	43,000	-	44,000
Common stock issued for the exercise of employee stock options	138,422	1,000	34,000	-	35,000
Stock-based compensation expense	-	-	40,000	-	40,000
Net loss	-	-	-	(1,702,000)	(1,702,000)
Balance at March 31, 2011	16,390,811	$160,000	$41,935,000	$(54,966,000)	$(12,871,000)

 See accompanying notes

St. Bernard Software, Inc. (dba EdgeWave)

 Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
	2011	2010

Cash Flows From Operating Activities
Net loss	$(1,702,000)	$(149,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	177,000	85,000
Allowance for doubtful accounts	(10,000)	(1,000)
Gain on change in fair value of warrant derivative liability	(20,000)	(2,000)
Stock-based compensation expense	40,000	37,000
Noncash interest expense	24,000	15,000
Change in operating assets and liablilities, net of effect of acquisition:
Accounts receivable	412,000	(245,000)
Inventories	254,000	26,000
Prepaid expenses and other assets	400,000	(252,000)
Accounts payable	(345,000)	98,000
Accrued expenses and other current liabilities	22,000	153,000
Accrued compensation	(129,000)	114,000
Warranty liability	(8,000)	1,000
Deferred revenue	(482,000)	393,000
Net cash (used in) provided by operating activities	(1,367,000)	273,000

Cash Flows From Investing Activities
Purchases of fixed assets	(259,000)	(31,000)
Net cash used by investing activities	(259,000)	(31,000)

Cash Flows From Financing Activities
Proceeds from stock option exercises	35,000	-
Proceeds from the sales of stock under the employee stock purchase plan	44,000	12,000
Payments on capitalized lease obligations	(8,000)	(22,000)
Principal payments on term loans	(25,000)	-
Net increase on short-term borrowings	1,200,000	100,000
Net cash provided by financing activities	1,246,000	90,000
Net (Decrease) Increase in Cash and Cash Equivalents	(380,000)	332,000
Cash and Cash Equivalents at Beginning of Period	2,610,000	2,454,000
Cash and Cash Equivalents at End of Period	$2,230,000	$2,786,000

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$10,000	$17,000
Income taxes	$-	$-

Non Cash Investing and Financing Activities:
Furniture acquired pursuant to capital lease	$217,000	$-

See accompanying notes

St. Bernard Software, Inc. (dba EdgeWave)

Notes to Condensed Consolidated Financial Statements

1. Description of Business and Significant Accounting Policies

Description of business

St. Bernard Software, Inc. (dba EdgeWave), a Delaware corporation (“we,” “us,”  “our,” the “Company,” or “EdgeWave”) develops and markets on demand, on-premises, and hybrid Secure Content Management (“SCM”) solutions to the mid-enterprise and service provider markets. Customers can purchase our solutions directly from us, through a Managed Service Provider (“MSP”), or via one of our Pro Partners around the world. On-premises purchases typically consist of an initial hardware purchase (appliance) and maintenance subscription, whereas our on-demand purchases contain only a subscription. Our primary customers are IT executives, managers and administrators as well as MSPs and Internet Service Providers (“ISPs”).

On January 12, 2011, the Company issued a press release announcing the rebranding of the Company as “EdgeWave.”  Until the Company obtains stockholder approval for a name change, the Company will use EdgeWave as a dba (fictitious business name).

Basis of presentation

The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and applicable sections of Regulation S-X.  The interim financial statements reflect all adjustments which are, in the opinion of management, necessary to make the financial statements not misleading. The consolidated balance sheet as of December 31, 2010 was derived from the Company’s audited financial statements. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2011. These consolidated financial statements should be read in conjunction with the Company’s December 31, 2010 consolidated financial statements and notes thereto included in the Company’s Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 18, 2011.

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

Basic and diluted loss per common share

Basic loss per common share is computed by dividing net income loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted loss per common share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible debt using the if-converted method. In computing diluted loss per common share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted loss per common share excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2011 and December 31, 2010, the Company had 5,203,796 and 5,350,094 potentially dilutive securities outstanding, respectively.

St. Bernard Software, Inc. (dba EdgeWave)

Notes to Condensed Consolidated Financial Statements

Other intangible assets

Other intangible assets consist of technology and intellectual property acquired pursuant to the asset purchase agreement between the Company and Red Condor, Inc., which are generally amortized on a straight-line basis over five years. The Company performs a quarterly review of identified intangible assets to determine if facts and circumstances indicate that the useful life is shorter than it had originally estimated or if there are any indicators of impairment. If indicators of impairment are present, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company accelerates the rate of amortization and amortizes the remaining carrying value over the new shorter useful life. There were no impairment charges related to identified intangible assets during the three months ended March 31, 2011 and 2010.

Adopted accounting pronouncements

In October 2009, the Financial Accounting Standards Boards (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”).  ASU 2009-13 establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010.  The adoption of ASU 2009-13 during the first quarter of 2011 did not have a material impact on our condensed consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”).  ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments for ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The adoption of ASU 2009-14 during the first quarter of 2011 did not have a material impact on our condensed consolidated financial statements.

Recent accounting pronouncements

In December 2010, the FASB issued ASU 2010-28, “Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (ASU 2010-28) . ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We are currently evaluating the impact, if any, the adoption of ASU 2010-28 will have on our condensed consolidated financial statements.

St. Bernard Software, Inc. (dba EdgeWave)

Notes to Condensed Consolidated Financial Statements

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

2. Liquidity

As of March 31, 2011, the Company had approximately $2.2 million in cash and cash equivalents and a working capital deficit of $9.2 million.  Approximately $10.9 million of our current liability balance at March 31, 2011 consisted of deferred revenue, which represents amounts that are expected to be amortized into revenue as they are earned in future periods.  For the three months ended March 31, 2011, the Company incurred a net loss of $1.7 million and as of March 31, 2011 has incurred a cumulative net loss of $55.0 million.  For the three months ended March 31, 2011 cash used by operating activities was $1.4 million.

As described in Note 4, the Company has existing credit facilities which mature on June 30, 2011, under which, as of March 31, 2011, an aggregate of $1.2 million is outstanding with a remaining borrowing availability of $490,000.

The Company believes that it will be able to successfully renew / extend its credit facilities upon maturity and that its existing cash resources as of March 31, 2011, projected collections on billings, and borrowing availability under its existing credit facilities, will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that the credit facilities will be extended / renewed and that projected collections will be realized or that the Company will improve operating results so that positive cash flow from operating activities will be achieved. In the event cash flow from operating activities and additional borrowings under existing credit facilities are not sufficient, the Company may require additional sources of financing in order to maintain its current operations. These additional sources of financing may include public or private offerings of equity or debt securities. In the current capital environment, no assurance can be given that additional sources of financing will be available on acceptable terms, on a timely basis, or at all.

3. Share-Based Compensation Expense

Share option plans

The Company has three share-based compensation plans (collectively, the “Plans”), that provides for the issuance of options, stock grants, and stock-based awards to employees and others as deemed appropriate by the Board of Directors. Terms of options issued under the Plans generally include an exercise price equal to the estimated fair value of the underlying common stock at the date of grant, vesting periods generally between three and five years, and expiration dates not to exceed ten years from the date of grant. The determination of fair value of the Company’s stock is determined based on the stock price at the grant date. As of March 31, 2011, the Company had 3,629,728 option shares outstanding, 1,407,992 options shares available for issuance, and 406,250 shares of restricted stock outstanding under the Plans.  Stock-based compensation expenses of approximately $40,000 and $37,000 for the three months ended March 31, 2011 and 2010, respectively, were charged to operating expenses. The effect on loss per share as a result of the stock based compensation expense was approximately $0.00 for the three months ended March 31, 2011 and 2010. The tax effect was immaterial.

St. Bernard Software, Inc. (dba EdgeWave)

Notes to Condensed Consolidated Financial Statements

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected life of the stock options granted, the expected stock price volatility factor, and the pre-vesting option forfeiture rate. The fair value of options granted during the three months ended March 31, 2011 and 2010 was calculated using the Black-Scholes option pricing model (“Black-Scholes”) using the valuation assumptions in the table below. The Company estimates the expected life of stock options granted based upon management’s consideration of the historical life of the options and the vesting and contractual period of the options granted. The Company estimates the expected volatility factor based on the weighted average of the historical volatility of three publicly traded surrogates of the Company and the Company’s implied volatility from its common stock price. The Company applies its risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The Company has no history or expectation of paying any cash dividends on its common stock.  Forfeitures are estimated based on historical experience.

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Average expected life (years)	6.5	6.5
Average expected volatility	55.5%	49.9%
Average risk-free interest rate	3.5%	3.8%
Average expected dividend yield	0	0

The following is a summary of stock option activity under the Plans for the three months ended March 31, 2011:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value

Options outstanding at December 31, 2010	3,776,024	$0.28	8.25	$1,142,000	—
Granted	127,000	$0.49	—	—	$0.28
Exercised	(138,422)	$0.24	—	—	—
Forfeited/Expired	(134,874)	$0.33	—	—	—
Options outstanding at March 31, 2011	3,629,728	$0.29	8.34	$801,000	—
Options vested and expected to vest at March 31, 2011	3,101,354	$0.27	8.18	$725,000	—
Options exercisable at March 31, 2011	1,442,265	$0.23	7.24	$394,000	—

The following is a summary of restricted stock activity under the Plans for the three months ended March 31, 2011:

	Number of Shares Outstanding*	Weighted Average Fair Value

Restricted stock outstanding at December 31, 2010	430,250	$0.63
Awarded	—	$—
Released	—	$—
Cancelled	(24,000)	$0.63
Restricted stock outstanding at March 31, 2011	406,250	$0.63

* Represents the total amount of unvested restricted stock outstanding at March 31, 2011.

St. Bernard Software, Inc. (dba EdgeWave)

Notes to Condensed Consolidated Financial Statements

Additional information regarding options outstanding as of March 31, 2011 is as follows:

Range of Exercise Prices		Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.14	$0.16	449,093	8.46	$0.16	222,297	$0.16
$0.18	$0.19	23,000	8.84	$0.18	8,621	$0.18
$0.20	$0.20	383,467	8.36	$0.20	194,939	$0.20
$0.22	$0.24	338,000	8.66	$0.23	160,921	$0.24
$0.25	$0.25	891,668	6.47	$0.25	851,837	$0.25
$0.26	$0.26	6,000	8.48	$0.26	2,984	$0.26
$0.29	$0.29	500,000	9.08	$0.29	—	$—
$0.31	$0.34	75,000	9.30	$0.33	—	$—
$0.35	$0.35	610,500	9.28	$0.35	—	$—
$0.45	$0.82	353,000	9.65	$0.62	666	$0.45
$0.14	$0.82	3,629,728	8.34	$0.29	1,442,265	$0.23

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2011 was approximately $801,000 and $394,000, respectively. The aggregate intrinsic value represents the total intrinsic value based upon the stock price of $0.50 at March 31, 2011. The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2010 was approximately $22,000 and $3,000, respectively.

Cash received from stock option exercises during the three months ended March 31, 2011 was $33,000.  As of March 31, 2011, there was approximately $350,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the option plans. This cost is expected to be recognized over a weighted average period of 2.55 years.

4. Credit Facilities – Silicon Valley Bank (“SVB”)

On May 12, 2011, the Loan and Security Agreement between the Company and SVB was amended.  The primary revisions incorporated by this amendment include (i) the extension of maturity dates for both the Revolving Line and Term Loan A to June 30, 2011 and (ii) a tangible net worth covenant of no less than $19,500,000 at all times, increasing quarterly by fifty percent (50%) of net income and monthly by fifty percent (50%) of issuances of equity after September 30, 2010 and the principal amount of subordinated debt received after September 30, 2010.

At March 31, 2011, the total amount outstanding under the Revolving Line was $1.2 million and the Company had a remaining borrowing availability of $490,000. As of March 31, 2011, the applicable interest rate for the Revolving Line was 6.00% and for the three months ended March 31, 2011 interest expense relating to the revolving line was approximately $3,000.  At March 31, 2011, the total amount outstanding under Term Loan A and Term Loan B were $300,000 and $133,000, respectively. As of March 31, 2011, the applicable interest rates for Term Loan A and Term Loan B were 6.00% and 7.50%, respectively, and the total  interest expense for these loans for the three months ended March 31, 2011 was approximately $8,000.

St. Bernard Software, Inc. (dba EdgeWave)

Notes to Condensed Consolidated Financial Statements

5. Convertible Notes Payable

On August 2, 2010, the Company issued convertible notes (the “Notes”) in the amount of $3.2 million pursuant to a Securities Purchase Agreement (“SPA”).  Pursuant to the terms of the SPA, the Company also issued Warrants (“Warrants”) to the note holders to purchase up to a total of 210,111 shares of the Company’s common stock. The Notes mature on August 2, 2014.  Interest on the outstanding principal balance accrues at a rate of three percent (3.0%) per annum and accrued interest is added to the balance of the Notes.   All unpaid principal and interest on the Notes is due and payable at maturity.  The note holders may convert the Notes at any time into shares of the Company’s common stock at a fixed conversion price of $1.10. At any time after the issuance date of the Notes and prior to the Maturity Date, following the occurrence of any period of 60 consecutive trading days where the average closing price of the Company’s common stock for such period is equal to or greater than $1.25 per share, the entire unpaid principal amount of the Notes together with any unpaid interest shall be converted into the Company’s common stock at a conversion price of $1.10.  The Warrants have an exercise price equal to $1.10 per share, are immediately exercisable and expire on August 2, 2014. The balance of the convertible note as of March 31, 2011 was $3.2 million. The interest expense for the convertible notes, which was added to the principal balance, for the three months ended March 31, 2011, was approximately $24,000.

6. Warrants

As of March 31, 2011 and December 31, 2010, a total of 1,363,961 shares of common stock, respectively, were reserved for issuance for the exercise of warrants at exercise prices ranging from $0.46 to $1.60 per share.  There were no warrants granted, exercised, or cancelled during the three months ended March 31, 2011.

7. Warrant Derivative Liability

At March 31, 2011, there were 463,500 warrants classified as a derivative liability pursuant to accounting guidance as codified in FASB Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity”. At March 31, 2011 the estimated fair value of these warrants of $100,000 is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet. The estimated fair value was determined using the binomial lattice pricing model (“binomial lattice model”). Key assumptions of the binomial lattice model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends, probability of future financing, and the instrument's remaining term. These assumptions require significant management judgment. In addition, changes in any of these variables during a period can result in material changes in the fair value (gains or losses) of this derivative instrument. Prior to the adoption of the binomial lattice method during the quarter ended December 31, 2010, we used the Black-Scholes model to estimate the fair value of these warrants. The binomial lattice model was adopted during the quarter ended December 31, 2010, as it was determined that use of a binomial lattice model was more representative of fair value in the circumstances. In accordance with accounting guidance in ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), the difference in fair value resulting from adoption of the binomial lattice model, which was immaterial, was accounted for as a change in accounting estimate. The net change in the estimated fair value of the warrant derivative liability for the three months ended March 31, 2011 of $20,000 is included in other income in the accompanying statement of operations.

St. Bernard Software, Inc. (dba EdgeWave)

Notes to Condensed Consolidated Financial Statements

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

Financial instruments measured at fair value on a recurring basis

ASC 820 requires disclosure of the level within the fair value hierarchy used by the Company to value financial assets and liabilities that are measured at fair value on a recurring basis. At March 31, 2011 and December 31, 2010, the Company had outstanding warrants to purchase common shares of our stock that are classified as warrant derivative liabilities with an estimated fair value of $100,000 and $120,000, respectively.  The warrants are valued using the binomial lattice pricing model, which utilizes significant unobservable inputs (Level 3), using the valuation assumptions in the table below.

	March 31, 2011	December 31, 2010
Average expected life (years)	3.8	4.0
Average expected volatility	58.1%	52.2%
Average risk-free interest rate	3.5%	3.3%
Expected dividend yield	0	0
Stock price	$0.50	$0.58

The following table reconciles the warrant derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011:

Balance at December 31, 2010	$120,000
Gain on change in fair value included in other expense	20,000
Balance at March 31, 2011	$100,000

Other financial instruments

The Company’s other financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, line of credit, term loan, convertible notes, and capital lease agreements.  The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their respective carrying values due to the short-term maturities of these instruments. The fair value of the Company’s obligations under its line of credit, term loan, convertible notes, and capital leases approximates their carrying value as the stated interest rates of these instruments reflect rates which are otherwise currently available to the Company.

St. Bernard Software, Inc. (dba EdgeWave)

Notes to Condensed Consolidated Financial Statements

9. Commitments and Contingencies

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

Operating leases

On August 2, 2010, the Company entered into a lease agreement (the “Lease”) for approximately 28,633 square feet of office space in San Diego, CA and later amended on December 28, 2010 to include an additional 7,984 square feet of office space.  Effective January 1, 2011 the Premise served as the Company’s new headquarters.

The Lease has a term of sixty-five (65) months from the commencement date and provides for a one time termination option at the end of the fourth (4th) year. The Lease provides for an initial monthly Base Rent payment through December 31, 2011 of one dollar and eighty-five cents ($1.85) per rentable square foot per month, separately metered utilities, and an escalation clause under which annual rent is increased three percent (3.0%) per annum at each anniversary date.  The Lease provides for potential rent abatements pursuant to which the Company expects will result in an average monthly rent during 2011 of approximately $40,000. Pursuant to the terms of the Lease, the Company issued a Letter of Credit for the benefit of the lessor of $250,000.

The Company also leases an office facility in Rohnert Park, CA for its Red Condor product line which predominately provides office space for its technical support and research and development group.  The base rent is approximately $13,000 per month and the current lease expires on May 31, 2012.

Facilities rent expense totaled approximately $230,000 and $388,000 for the three months ended March 31, 2011 and 2010, respectively. To the extent the Company’s operating leases provide for escalating rents during the term of the lease, the Company recognizes rent expense on a straight line basis based upon the average monthly contractual lease amount.

Capital lease

As a component of its Lease agreement for its office space in San Diego, CA, the Company received an allowance of approximately $217,000 which the Company used to purchase office cubicles and other furniture during January 2011.  Accordingly, a capital lease has been recorded for this amount and a pro-rata portion of the monthly lease payment will be allocated to the capital lease principal balance and interest based upon a term of sixty-five (65) months at an annual interest rate of 7.0%. For the three months ended March 31, 2011, approximately $12,000 and $4,000 were allocated to reduce the principal balance on the capital lease and to record related interest expense, respectively.

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

OVERVIEW

Our Business

We design and develop on demand, on-premises, and hybrid SCM solutions to the mid-enterprise and service provider markets. The EdgeWave portfolio of web, messaging and data protection technologies can be delivered as hosted, on-premises, and hybrid services, and provide, we believe, comprehensive secure content management with unrivalled ease of deployment and the lowest Total Cost of Ownership (“TCO”) on the market. The company’s award winning iPrism Web Security and Red Condor Email Security products are now complemented by new e-reputation, email archiving and data leakage protection solutions. With 6,500 customers and over 200 MSP partners worldwide, EdgeWave strives to deliver simple, high performance solutions that offer excellent value.

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

Our Financial Results

We reported revenues of $4.4 million for the three months ended March 31, 2011 and 2010, a net loss for the three months ended March 31, 2011 of $1.7 million, compared to a net loss of $149,000 in the same period in 2010; and net basic and diluted loss per share for the three months ended March 31, 2011 of $0.11, compared to a net basic and diluted loss per share of $0.01 reported in the same period in 2010.

Cash used by operations was $1.4 million and cash provided by operations was $273,000 for the three months ended March 31, 2011 and 2010, respectively. The net increase in the cash used by operating activities was the result of additional expenses resulting from the integration of operations associated with the Red Condor transaction.

At March 31, 2011, total remaining borrowing availability under our credit line agreement with SVB was $490,000, and $1.2 million was outstanding with an applicable interest rate of 6.0%.

During the three months ended March 31, 2011, we continued to invest in product development. Our efforts have been directed toward new feature enhancements as well as the continual improvement of our Secure Web Gateway (“SWG”) appliances. Our development efforts were primarily focused on delivering additional security features for our product lines while employing a cost-reduction strategy. We have also focused on transitioning all back-office operations of Red Condor to our San Diego location and expect to see operational savings from this in subsequent quarters.

Critical Accounting Policies and Estimates

There are several accounting policies that are critical to understanding our historical and future performance because these policies affect the reported amounts of revenue and other significant areas in our reported financial statements and involve management’s judgments and estimates. These critical accounting policies and estimates include:

●	revenue recognition;
●	allowance for doubtful accounts;
●	impairment of goodwill and long-lived assets;
●	accounting for income taxes;
●	warranty obligation;
●	accounting for share-based compensation; and
●	accounting for warrant derivative.

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” located within our 10-K filed on March 18, 2011 for the year ended December 31, 2010 for further discussion of our  “Summary of Significant Accounting Policies and Estimates”. There have been no material changes to these accounting policies during the three months ended March 31, 2011.

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and 2010 (in thousands, except percentages)

Revenues	For the Three Months Ended March 31,
	2011	2010	% Change
Total revenues	$4,380	$4,388	(0.2)%

Revenues decreased $8,000 for the three months ended March 31, 2011, compared to the same period in 2010 primarily as a result of decreases of $175,000 in appliance revenues and $7,000 in license revenues, offset by an increase of $174,000 in subscription revenues. See the discussion of changes in subscription and appliance revenues below.

Subscription Revenues	For the Three Months Ended March 31,
	2011	2010	$ Change
Subscription revenues	$3,670	$3,496	5.0%
As a percentage of revenues	83.8%	79.7%

For the three months ended March 31, 2011 our subscription revenues increased approximately $174,000 compared to the same period in 2010 primarily due to the addition of the Red Condor product line. The subscription renewal rates for our products range from 75% to 85%.

Appliance Revenues	For the Three Months Ended March 31,
	2011	2010	% Change
Appliance revenues	$708	$883	(19.8)%
As a percentage of revenues	16.2%	20.1%

For the three months ended March 31, 2011, appliance revenues decreased approximately $175,000 compared with the respective period in 2010. The decrease in revenue can be attributed to continued pricing pressures to discount our appliances to stay competitive in the current economy.

Cost of Revenues	For the Three Months Ended March 31,
	2011	2010	% Change
Total cost of revenues	$1,245	$995	25.1%
Gross margin percent	71.6%	77.3%

 Cost of revenues consist primarily of the cost of contract manufactured hardware, technical support salaries, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Total cost of revenues increased $250,000 for the three months ended March 31, 2011 compared to the same period in 2010 primarily as a result of an increase of $397,000 in cost of subscription revenues, offset by a decrease of $147,000 in cost of appliance revenues.  See the discussion of changes in the cost of subscription and appliance revenues below.

Cost of Subscription Revenues	For the Three Months Ended March 31,
	2011	2010	% Change
Total cost of subscription revenues	$790	$393	101.0%
Gross margin percent	78.5%	88.8%

The cost of subscription revenues includes the technical support group.  The increase of $397,000 for the three months ended March 31, 2011 to the same period in 2010 is mainly due to increases to compensation expenses related to the assumed workforce of the Red Condor technical support group and the cost of sales for subscriptions for an additional product line.

Cost of Appliance Revenues	For the Three Months Ended March 31,
	2011	2010	% Change
Total cost of appliance revenues	$453	$600	(24.5)%
Gross margin percent	36.0%	32.0%

The cost of appliance revenues, which includes contract manufactured equipment, packaging and freight decreased approximately $147,000 for the three months ended March 31, 2011 compared to the same period in 2010 due to fewer shipped units during the quarter. Gross margin increased slightly for the period due to a noticeable shift towards our higher-end models by our customers as a result of increased bandwidth needs.

Sales and Marketing	For the Three Months Ended March 31,
	2011	2010	% Change
Total sales and marketing	$2,443	$1,730	41.2%
As a percentage of revenues	55.8%	39.4%

Sales and marketing expense consists primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the three months ended March 31, 2011 sales and marketing expense increased 41.2%, or approximately $713,000, over the same period in 2010 primarily due to increases to compensation expenses related to the assumed workforce from Red Condor and additional advertising expenses.  At the end of 2010, the Company restructured its field sales organization to target larger commercial customers and MSPs. The Company intends to increase its advertising efforts as a result of the acquired Red Condor product and scheduled new product releases.

Research and Development	For the Three Months Ended March 31,
	2011	2010	% Change
Total research and development	$1,464	$788	85.8%
As a percentage of revenues	33.4%	18.0%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The net increase of $676,000 for the three months ended March 31, 2011 compared to the same period in 2010 was primarily the result of an increase in compensation costs related to the assumed workforce of Red Condor research and development engineers.

Management believes that a significant investment in research and development is required to remain competitive and we expect to continue to invest in research and development activities.

General and Administrative	For the Three Months Ended March 31,
	2011	2010	% Change
Total general and administrative	$906	$985	(8.0)%
As a percentage of revenues	20.7%	22.4%

General and administrative expenses, which consist primarily of salaries and related benefits, and fees for professional services, such as legal and accounting services, decreased approximately $79,000 for the three months ended March 31, 2011, compared to the same period in 2010.

Interest and Other Income, Net	For the Three Months Ended March 31,
	2011	2010	% Change
Total interest and other income, net	$24	$39	(38.5)%
As a percentage of revenues	0.5%	0.9%

Interest and other income, net, includes interest expense, interest income, and other income. The net decrease of $15,000 for the three months ended March 31, 2011 over the same period in 2010 was the result of a decrease to other expenses related to the warrant derivative, offset by an increase to interest expense due to an increase in short-term borrowings outstanding.

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

Cash used by operations was $1.4 million and cash provided by operations was $273,000 for the three months ended March 31, 2011 and 2010, respectively. The net increase in the cash used by operating activities was primarily the result of additional expenses resulting form the integration of operations associated with the Red Condor transaction.

For the three months ended March 31, 2011 and 2010, cash used by investing activities was $476,000 and $31,000, respectively.  The net increase in cash used by investing activities was attributed to fixed asset purchases mainly as a result of our recent corporate move.

Cash flows provided by financing activities for the three months ended March 31, 2011 and 2010 was $1.2 million and $90,000, respectively. The increase in cash provided by financing was primarily due to the proceeds of $1.2 million on short term borrowings.

As a result of the foregoing, the net decrease in cash and cash equivalents was $380,000 for the three months ended March 31 and a net increase of $332,000 for the same period in 2010.

Credit Facilities

On May 12, 2011, the Loan and Security Agreement between the Company and SVB was amended.  The primary revisions incorporated by this amendment include (i) the extension of maturity dates for both the Revolving Line and Term Loan A to June 30, 2011 and (ii) a tangible net worth covenant of no less than $19,500,000 at all times, increasing quarterly by fifty percent (50%) of net income and monthly by fifty percent (50%) of issuances of equity after September 30, 2010 and the principal amount of subordinated debt received after September 30, 2010.

At March 31, 2011, the total amount outstanding under the Revolving Line was $1.2 million and the Company had a remaining borrowing availability of $490,000. As of March 31, 2011, the applicable interest rate for the Revolving Line was 6.00% and for the three months ended March 31, 2011 interest expense relating to the revolving line was approximately $3,000.  At March 31, 2011, the total amount outstanding under Term Loan A and Term Loan B were $300,000 and $133,000, respectively. As of March 31, 2011, the applicable interest rates for Term Loan A and Term Loan B were 6.00% and 7.50%, respectively, and the total  interest expense for these loans for the three months ended March 31, 2011 was approximately $8,000.

Liquidity

As of March 31, 2011, the Company had approximately $2.2 million in cash and cash equivalents and a working capital deficit of $9.2 million.  Approximately $10.9 million of our current liability balance at March 31, 2011 consisted of deferred revenue, which represents amounts that are expected to be amortized into revenue as they are earned in future periods.  For the three months ended March 31, 2011, the Company incurred a net loss of $1.7 million and as of March 31, 2011 has incurred a cumulative net loss of $55.0 million.  For the three months ended March 31, 2011 cash used by operating activities was $1.4 million.

As described in Note 4 to the accompanying financial statements, the Company has existing credit facilities which mature on June 30, 2011, under which, as of March 31, 2011, an aggregate of $1.2 million is outstanding with a remaining borrowing availability of $490,000.

The Company believes that it will be able to successfully renew / extend its credit facilities upon maturity and that its existing cash resources as of March 31, 2011, projected collections on billings, and borrowing availability under its existing credit facilities, will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that the credit facilities will be extended / renewed and that projected collections will be realized or that the Company will improve operating results so that positive cash flow from operating activities will be achieved. In the event cash flow from operating activities and additional borrowings under existing credit facilities are not sufficient, the Company may require additional sources of financing in order to maintain its current operations. These additional sources of financing may include public or private offerings of equity or debt securities. In the current capital environment, no assurance can be given that additional sources of financing will be available on acceptable terms, on a timely basis, or at all.

Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Boards (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”).  ASU 2009-13 establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010.  The adoption of ASU 2009-13 during the first quarter of 2011 did not have a material impact on our condensed consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”).  ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments for ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The adoption of ASU 2009-14 during the first quarter of 2011 did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-28, “Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”) . ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We are currently evaluating the impact, if any, the adoption of ASU 2010-28 will have on our condensed consolidated financial statements.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, these forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements. For a summary of such risks and uncertainties, please see Risk Factors located in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 18, 2011.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls

Under the supervision of and with the participation of our management, including our Chief Executive Officer and VP of Finance, at March 31, 2011 the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and VP of Finance, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

During the course of our evaluation, our Chief Executive Officer and VP of Finance have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2011.

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

10.9*
Employment agreement between St. Bernard Software, Inc. and Thalia Gietzen executed June 15, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2009).

10.10*
Amended Employment Agreement between St. Bernard Software, Inc. and Louis E. Ryan executed January 19, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2010).

10.11
Sixth Amendment to Loan and Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated March 23, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2010).

10.12*
Employment agreement between St. Bernard Software, Inc. and Brian Nugent executed April 28, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2010).

10.13
Lease Agreement between St. Bernard Software, Inc. and Kilroy Realty, L.P., dated August 2, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2010).

10.14
Seventh Amendment to Loan and Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated September 29, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010).

10.15
Asset Purchase Agreement between St. Bernard Software, Inc. and Red Condor, Inc. dated July 28, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2010.)

10.16
Amendment No. 1 to the Asset Purchase Agreement between St. Bernard Software, Inc. and Red Condor, Inc. dated July 28, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2010.)

10.17*
Amended Employment Agreement between St. Bernard Software, Inc. and Thalia Gietzen executed March 24, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2011).

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

ST. BERNARD SOFTWARE, INC.

Dated: May 16, 2011	By:	/s/ Louis E. Ryan
Louis E. Ryan Chief Executive Officer and Chairman of the Board of Directors