Form 10-Q
period 2011-06-30
EdgeWave, Inc.
filed 2011-08-15
CIK 1288496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

COMMISSION FILE NUMBER 000-50813

EdgeWave, Inc.
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

The registrant had 16,498,931 shares of its common stock, par value $0.01 per share, outstanding at August 15, 2011.

EDGEWAVE, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
EdgeWave, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2011 (Unaudited)	December 31, 2010

Assets

Current Assets
Cash and cash equivalents	$2,005,000	$2,610,000
Accounts receivable - net of allowance for doubtful accounts of $74,000 and $30,000 at June 30, 2011 and December 31, 2010, respectively	3,584,000	3,669,000
Inventories - net	585,000	698,000
Prepaid expenses and other current assets	525,000	932,000

Total current assets	6,699,000	7,909,000

Fixed Assets - Net	712,000	492,000

Goodwill	8,279,000	8,279,000

Other Intangible Assets - Net	523,000	587,000

Other Assets	139,000	393,000

Total Assets	$16,352,000	$17,660,000

Liabilities and Stockholders’ Deficit

Current Liabilities
Line of credit	$1,200,000	$-
Term loan, current portion	400,000	400,000
Accounts payable	1,762,000	1,133,000
Accrued compensation	1,404,000	1,526,000
Accrued expenses and other current liabilities	672,000	752,000
Warranty liability	203,000	210,000
Capitalized lease obligations, current portion	35,000	-
Deferred revenue, current portion	10,666,000	11,038,000

Total current liabilities	16,342,000	15,059,000

Convertible Notes Payable	3,261,000	3,214,000

Term Loan, Net of Current Portion	8,000	58,000

Capitalized Lease Obligations, Less Current Portion	165,000	-

Deferred Revenue	10,671,000	10,617,000

Total liabilities	30,447,000	28,948,000

Stockholders’ Deficit
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,390,811 and 16,093,135 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	160,000	158,000
Additional paid-in capital	41,995,000	41,818,000
Accumulated deficit	(56,250,000)	(53,264,000)

Total stockholders’ deficit	(14,095,000)	(11,288,000)

Total Liabilities and Stockholders’ Deficit	$16,352,000	$17,660,000

See accompanying notes

EdgeWave, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenues
Subscription	$3,644,000	$3,415,000	$7,314,000	$6,911,000
Appliance	1,159,000	883,000	1,867,000	1,766,000
License	2,000	44,000	4,000	53,000
Total Revenues	4,805,000	4,342,000	9,185,000	8,730,000

Cost of Revenues
Subscription	719,000	417,000	1,509,000	810,000
Appliance	802,000	633,000	1,255,000	1,233,000
License	-	10,000	2,000	12,000
Total Cost of Revenues	1,521,000	1,060,000	2,766,000	2,055,000

Gross Profit	3,284,000	3,282,000	6,419,000	6,675,000

Operating Expenses
Sales and marketing	2,277,000	1,690,000	4,720,000	3,420,000
Research and development	1,267,000	927,000	2,731,000	1,715,000
General and administrative	1,029,000	1,020,000	1,935,000	2,005,000
Total Operating Expenses	4,573,000	3,637,000	9,386,000	7,140,000

Loss from Operations	(1,289,000)	(355,000)	(2,967,000)	(465,000)

Other Expense (Income)
Interest expense - net	61,000	55,000	105,000	96,000
Other income	(66,000)	22,000	(86,000)	20,000
Total Other Expense (Income)	(5,000)	77,000	19,000	116,000
Loss Before Income Taxes	(1,284,000)	(432,000)	(2,986,000)	(581,000)

Income tax expense	-	-	-	-
Net Loss	$(1,284,000)	$(432,000)	$(2,986,000)	$(581,000)
Loss Per Common Share - Basic and Diluted	$(0.08)	$(0.03)	$(0.18)	$(0.04)
Weighted Average Common Shares Outstanding - Basic and Diluted	16,390,811	13,404,105	16,382,363	13,396,623

See accompanying notes

EdgeWave, Inc.

Condensed Consolidated Statement of Stockholders' Deficit (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2010	16,093,135	$158,000	$41,818,000	$(53,264,000)	$(11,288,000)
Common stock issued under the employee stock purchase plan	159,254	1,000	43,000	-	44,000
Common stock issued for the exercise of employee stock options	138,422	1,000	34,000	-	35,000
Stock-based compensation expense	-	-	100,000	-	100,000
Net loss	-	-	-	(2,986,000)	(2,986,000)
Balance at June 30, 2011	16,390,811	$160,000	$41,995,000	$(56,250,000)	$(14,095,000)

See accompanying notes

EdgeWave, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
	2011	2010

Cash Flows From Operating Activities
Net loss	$(2,986,000)	$(581,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	358,000	171,000
Allowance for doubtful accounts	44,000	(1,000)
Gain on change in fair value of warrant derivative liability	(85,000)	20,000
Stock-based compensation expense	100,000	84,000
Noncash interest expense	47,000	30,000
Change in operating assets and liablilities, net of effect of acquisition:
Accounts receivable	41,000	(926,000)
Inventories	113,000	(229,000)
Prepaid expenses and other assets	661,000	(250,000)
Accounts payable	629,000	353,000
Accrued expenses and other current liabilities	5,000	(13,000)
Accrued compensation	(122,000)	178,000
Warranty liability	(7,000)	(1,000)
Deferred revenue	(318,000)	1,083,000
Net cash used in operating activities	(1,520,000)	(82,000)

Cash Flows From Investing Activities
Purchases of fixed assets	(297,000)	(51,000)
Net cash used by investing activities	(297,000)	(51,000)

Cash Flows From Financing Activities
Proceeds from stock option exercises	35,000	10,000
Proceeds from the sales of stock under the employee stock purchase plan	44,000	12,000
Payments on capitalized lease obligations	(17,000)	(22,000)
Principal payments on term loans	(50,000)	-
Net increase on short-term borrowings	1,200,000	300,000
Net cash provided by financing activities	1,212,000	300,000
Net (Decrease) Increase in Cash and Cash Equivalents	(605,000)	167,000
Cash and Cash Equivalents at Beginning of Period	2,610,000	2,454,000
Cash and Cash Equivalents at End of Period	$2,005,000	$2,621,000

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$37,000	$44,000
Income taxes	$-	$2,000

Non Cash Investing and Financing Activities:
Furniture acquired pursuant to capital lease	$217,000	$-

 See accompanying notes

EdgeWave, Inc.

Notes to Condensed Consolidated Financial Statements

1.  Description of Business and Significant Accounting Policies

Description of business

EdgeWave, Inc., a Delaware corporation (“we,” “us,”  “our,” or the “Company”) develops and markets on demand, on-premises, and hybrid Secure Content Management (“SCM”) solutions to the mid-enterprise and service provider markets. Customers can purchase our solutions directly from us, through a managed service provider (“MSP”), or via one of our Pro Partners around the world. On-premises purchases typically consist of an initial hardware purchase (appliance) and maintenance subscription, whereas our on-demand purchases contain only a subscription. Our primary customers are IT executives, managers and administrators as well as MSPs and Internet Service Providers (“ISPs”).

On June 15, 2011, the shareholders of the Company approved the amendment of the Company’s Certificate of Incorporation to change our corporate name from St. Bernard Software, Inc. to EdgeWave, Inc.

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

Basic and diluted loss per common share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted loss per common share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible debt using the if-converted method. In computing diluted loss per common share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted loss per common share excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2011 and December 31, 2010, the Company had 4,876,228 and 5,350,094 potentially dilutive securities outstanding, respectively.

EdgeWave, Inc.

Notes to Condensed Consolidated Financial Statements

Adopted accounting pronouncements

In December 2010, the Financial Accounting Standards Boards (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, “Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).  ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 during the first quarter of 2011 did not have a material impact on our condensed consolidated financial statements.

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

Subsequent Events

Management has evaluated events subsequent to December 31, 2010 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

2.  Liquidity

As of June 30, 2011, the Company had approximately $2.0 million in cash and cash equivalents and a working capital deficit of $9.6 million.  Approximately $10.7 million of our current liability balance at June 30, 2011 consisted of deferred revenue, which represents amounts that are expected to be amortized into revenue as they are earned in future periods.  For the six months ended June 30, 2011, the Company incurred a net loss of $3.0 million and as of June 30, 2011 has incurred a cumulative net loss of $56.3 million.  For the six months ended June 30, 2011 cash used by operating activities was $1.5 million.

EdgeWave, Inc.

Notes to Condensed Consolidated Financial Statements

The Company believes that its existing cash resources as of June 30, 2011, projected collections on billings, and borrowing availability under its existing credit facilities (see Note 4), will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected collections will be realized or that the Company will improve operating results so that positive cash flow from operating activities will be achieved. In the event cash flow from operating activities and additional borrowings under existing credit facilities are not sufficient, the Company may require additional sources of financing in order to maintain its current operations. These additional sources of financing may include public or private offerings of equity or debt securities. In the current capital environment, no assurance can be given that additional sources of financing will be available on acceptable terms, on a timely basis, or at all.

3.  Share-Based Compensation Expense

Share option plans

The Company has three share-based compensation plans (collectively, the “Plans”), that provide for the issuance of options, stock grants, and stock-based awards to employees and others as deemed appropriate by the Board of Directors. Terms of options issued under the Plans generally include an exercise price equal to the estimated fair value of the underlying common stock at the date of grant, vesting periods generally between three and five years, and expiration dates not to exceed ten years from the date of grant. The determination of fair value of the Company’s stock is determined based on the stock price at the grant date. As of June 30, 2011, the Company had 3,302,156 option shares outstanding, 1,735,564 options shares available for issuance, and 406,250 shares of restricted stock outstanding under the Plans.  Stock-based compensation expenses of approximately $100,000 and $84,000 for the six months ended June 30, 2011 and 2010, respectively, were charged to operating expenses. The effect on loss per share as a result of the stock based compensation expense was approximately $0.01 for the six months ended June 30, 2011 and 2010. The tax effect was immaterial.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected life of the stock options granted, the expected stock price volatility factor, and the pre-vesting option forfeiture rate. The fair value of options granted during the six months ended June 30, 2011 and 2010 was calculated using the Black-Scholes option pricing model (“Black-Scholes”) using the valuation assumptions in the table below. The Company estimates the expected life of stock options granted based upon management’s consideration of the historical life of the options and the vesting and contractual period of the options granted. The Company estimates the expected volatility factor based on the weighted average of the historical volatility of three publicly traded surrogates of the Company and the Company’s implied volatility from its common stock price. The Company applies its risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The Company has no history or expectation of paying any cash dividends on its common stock.  Forfeitures are estimated based on historical experience.

	Six months Ended June 30, 2011	Six months Ended June 30, 2010
Average expected life (years)	6.5	6.5
Average expected volatility	55.8%	49.4%
Average risk-free interest rate	3.3%	3.6%
Average expected dividend yield	0	0

EdgeWave, Inc.

Notes to Condensed Consolidated Financial Statements

The following is a summary of stock option activity under the Plans for the six months ended June 30, 2011:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value

Options outstanding at December 31, 2010	3,776,024	$0.28	8.25	$1,142,000	—
Granted	173,000	$0.44	—	—	$0.25
Exercised	(138,422)	$0.24	—	—	—
Forfeited/Expired	(508,446)	$0.33	—	—	—
Options outstanding at June 30, 2011	3,302,156	$0.29	7.25	$68,000	—
Options vested and expected to vest at June 30, 2011	2,963,258	$0.27	7.05	$65,000	—
Options exercisable at June 30, 2011	1,818,416	$0.24	5.99	$39,000	—

The following is a summary of restricted stock activity under the Plans for the six months ended June 30, 2011:

	Number of Shares Outstanding*	Weighted Average Fair Value

Restricted stock outstanding at December 31, 2010	430,250	$0.63
Awarded	—	$—
Released	—	$—
Cancelled	(24,000)	$0.63
Restricted stock outstanding at June 30, 2011	406,250	$0.63

*	Represents the total amount of unvested restricted stock outstanding at June 30, 2011.

Additional information regarding options outstanding as of June 30, 2011 is as follows:

Range of Exercise Prices		Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.14	$0.16	434,938	7.97	$0.16	258,847	$0.16
$0.18	$0.19	21,492	8.03	$0.18	10,463	$0.18
$0.20	$0.20	396,325	8.23	$0.20	223,108	$0.20
$0.22	$0.24	343,000	8.43	$0.23	187,513	$0.23
$0.25	$0.25	896,110	5.95	$0.25	866,794	$0.25
$0.26	$0.34	300,791	2.00	$0.30	254,318	$0.29
$0.35	$0.35	599,500	9.10	$0.35	—	$—
$0.45	$0.70	262,000	9.39	$0.58	17,373	$0.53
$0.73	$0.73	3,000	9.42	$0.73	—	$—
$0.82	$0.82	45,000	6.34	$0.82	—	$—
$0.14	$0.82	3,302,156	7.25	$0.29	1,818,416	$0.24

EdgeWave, Inc.

Notes to Condensed Consolidated Financial Statements

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2011 was approximately $68,000 and $39,000, respectively. The aggregate intrinsic value represents the total intrinsic value based upon the stock price of $0.25 at June 30, 2011. The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2010 was approximately $267,000 and $96,000, respectively.

Cash received from stock option exercises during the six months ended June 30, 2011 was $35,000.  As of June 30, 2011, there was approximately $316,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the option plans. This cost is expected to be recognized over a weighted average period of 2.55 years.

4.  Credit Facilities – Silicon Valley Bank (“SVB”)

On June 30, 2011, the Loan and Security Agreement between the Company and SVB was amended (“June 30, 2011 Loan Amendment”).  The primary revisions incorporated by this amendment include (i) increased the revolving line balance to $3.0 million (from $2.3 million), (ii) modified the tangible net worth covenant to no less than negative $21,500,000 at all times, increasing quarterly by fifty percent (50%) of net income and monthly by fifty percent (50%) of issuances of equity after September 30, 2010 and the principal amount of subordinated debt received after September 30, 2010, (iii) modified the borrowing base to eighty-five percent (85%) of eligible accounts, and (iv) extended the maturity date for the revolving credit line and Term Loan A to June 30, 2013.

In addition, the June 30, 2011 Loan Amendment provides for an additional term loan facility (“Term Loan C”) totaling $200,000, available at June 30, 2011, that will be used for general working capital.  Term Loan C accrues interest at a floating per annum rate equal to the greater of three percentage points (3.00%) above the SVB prime rate or seven percent (7.00%). The Term Loan C maturity date is December 1, 2013.

At June 30, 2011, the total amount outstanding under the Revolving Line was $1.2 million and the Company had a remaining borrowing availability of $1.2 million. As of June 30, 2011, the applicable interest rate for the Revolving Line was 6.00% and for the six months ended June 30, 2011 interest expense relating to the revolving line was approximately $23,000.  At June 30, 2011, the total amount outstanding under Term Loan A, Term Loan B, and Term Loan C were $300,000, $108,000, and $0, respectively. As of June 30, 2011, the Company was not in compliance with certain covenants with SVB. SVB has agreed to waive the covenant non-compliance under the loan agreement as of June 30, 2011. SVB and the Company are currently in discussions regarding amending the covenant provisions of the current agreement. As of June 30, 2011, the applicable interest rates for Term Loan A and Term Loan B were 6.00% and 7.50%, respectively, and the total interest expense for these loans for the six months ended June 30, 2011 was approximately $14,000.

5.  Convertible Notes Payable

On August 2, 2010, the Company issued convertible notes (the “Notes”) in the amount of $3.2 million pursuant to a Securities Purchase Agreement (“SPA”).  Pursuant to the terms of the SPA, the Company also issued Warrants (“Warrants”) to the note holders to purchase up to a total of 210,111 shares of the Company’s common stock. The Notes mature on August 2, 2014.  Interest on the outstanding principal balance accrues at a rate of three percent (3.0%) per annum and accrued interest is added to the balance of the Notes.   All unpaid principal and interest on the Notes is due and payable at maturity.  The note holders may convert the Notes at any time into shares of the Company’s common stock at a fixed conversion price of $1.10. At any time after the issuance date of the Notes and prior to the Maturity Date, following the occurrence of any period of 60 consecutive trading days where the average closing price of the Company’s common stock for such period is equal to or greater than $1.25 per share, the entire unpaid principal amount of the Notes together with any unpaid interest shall be converted into the Company’s common stock at a conversion price of $1.10.  The Warrants have an exercise price equal to $1.10 per share, are immediately exercisable and expire on August 2, 2014. The balance of the convertible note, including accrued interest, as of June 30, 2011 was $3.3 million. The interest expense for the convertible notes, which was added to the principal balance, for the six months ended June 30, 2011, was approximately $47,000.

EdgeWave, Inc.

Notes to Condensed Consolidated Financial Statements

6.  Warrants

As of June 30, 2011 and December 31, 2010, a total of 1,363,961 shares of common stock, respectively, were reserved for issuance for the exercise of warrants at exercise prices ranging from $0.46 to $1.60 per share.  There were no warrants granted, exercised, or cancelled during the six months ended June 30, 2011.

7.  Warrant Derivative Liability

At June 30, 2011, there were 463,500 warrants classified as a derivative liability pursuant to accounting guidance as codified in FASB Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity”. At June 30, 2011 the estimated fair value of these warrants of $35,000 is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet. The estimated fair value was determined using the binomial lattice pricing model (“binomial lattice model”). Key assumptions of the binomial lattice model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends, probability of future financing, and the instrument's remaining term. These assumptions require significant management judgment. In addition, changes in any of these variables during a period can result in material changes in the fair value (gains or losses) of this derivative instrument. The net change in the estimated fair value of the warrant derivative liability for the six months ended June 30, 2011 of $85,000 is included in other income in the accompanying statement of operations.

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

EdgeWave, Inc.

Notes to Condensed Consolidated Financial Statements

Financial instruments measured at fair value on a recurring basis

ASC 820 requires disclosure of the level within the fair value hierarchy used by the Company to value financial assets and liabilities that are measured at fair value on a recurring basis. At June 30, 2011 and December 31, 2010, the Company had outstanding warrants to purchase common shares of our stock that are classified as warrant derivative liabilities with an estimated fair value of $35,000 and $120,000, respectively.  The warrants are valued using the binomial lattice pricing model, which utilizes significant unobservable inputs (Level 3), using the valuation assumptions in the table below.

	June 30, 2011	December 31, 2010
Average expected life (years)	3.6	4.0
Average expected volatility	65.0%	52.2%
Average risk-free interest rate	0.8%	3.3%
Expected dividend yield	0	0
Stock price	$0.25	$0.58

The following table reconciles the warrant derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011:

Balance at December 31, 2010	$120,000
Gain on change in fair value included in other expense	85,000
Balance at June 30, 2011	$35,000

Other financial instruments

The Company’s other financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, line of credit, term loans, convertible notes, and capital lease agreements.  The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their respective carrying values due to the short-term maturities of these instruments. The fair value of the Company’s obligations under its line of credit, term loans, convertible notes, and capital leases approximates their carrying value as the stated interest rates of these instruments reflect rates which are otherwise currently available to the Company.

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

The Lease has a term of sixty-five (65) months from the commencement date and provides for a one time termination option at the end of the fourth (4th) year. The Lease provides for an initial monthly Base Rent payment through December 31, 2011 of one dollar and eighty-five cents ($1.85) per rentable square foot per month, separately metered utilities, and an escalation clause under which annual rent is increased three percent (3.0%) per annum at each anniversary date.  The Lease provides for rent abatements pursuant to which the Company expects will result in an average monthly rent during 2011 of approximately $40,000. Pursuant to the terms of the Lease, the Company issued a Letter of Credit for the benefit of the lessor of $250,000.

EdgeWave, Inc.

Notes to Condensed Consolidated Financial Statements

The Company also leases an office facility in Rohnert Park, CA for its Red Condor product line which predominately provides office space for its technical support and research and development group.  The base rent is approximately $13,000 per month and the current lease expires on May 31, 2012.

Facilities rent expense totaled approximately $457,000 and $787,000 for the six months ended June 30, 2011 and 2010, respectively. The Company recognizes rent expense on a straight line basis based upon the average monthly contractual lease amount.

Capital lease

As a component of its Lease agreement for its office space in San Diego, CA, the Company received an allowance of approximately $217,000 which the Company used to purchase office cubicles and other furniture during January 2011.  Accordingly, a capital lease has been recorded for this amount and a pro-rata portion of the monthly lease payment is allocated to the capital lease principal balance and interest based upon a term of sixty-five (65) months at an annual interest rate of 7.0%. For the six months ended June 30, 2011, approximately $17,000 and $7,000 were allocated to reduce the principal balance on the capital lease and to record related interest expense, respectively.

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

OVERVIEW

Our Business

We design and develop on demand, on-premises, and hybrid SCM solutions to the mid-enterprise and service provider markets. The EdgeWave portfolio of web, messaging and data protection technologies can be delivered as hosted, on-premises, and hybrid services, and provide, we believe, comprehensive secure content management with unrivalled ease of deployment and the lowest Total Cost of Ownership (“TCO”) on the market. The company’s award winning iPrism Web Security and Red Condor Email Security products are now complemented by new email archiving, email data compliance, and data leakage protection solutions. With more than 6,500 customers and over 200 MSP partners worldwide, EdgeWave strives to deliver simple, high performance solutions that offer excellent value.

Customers can purchase our solutions directly from us, through a managed service provider, or via one of our Pro Partners around the world. On-premises purchases typically consist of an initial hardware purchase (appliance) and maintenance subscription, whereas our on-demand purchases contain only a subscription. Our primary customers are IT executives, managers and administrators as well as MSPs and ISPs.

Our Financial Results

We reported revenues of $4.8 million and $4.3 million for the three months ended June 30, 2011 and 2010, respectively;  a net loss for the three months ended June 30, 2011 of $1.3 million, compared to a net loss of $432,000 in the same period in 2010; and net basic and diluted loss per share for the three months ended June 30, 2011 of $0.08, compared to a net basic and diluted loss per share of $0.03 reported in the same period in 2010.

Cash used by operations was $1.5 million and $82,000 for the three months ended June 30, 2011 and 2010, respectively. The net increase in the cash used by operating activities was the result of additional expenses from the integration of operations associated with the Red Condor transaction.

At June 30, 2011, total remaining borrowing availability under our credit line agreement with SVB was $1.2 million, with $1.2 million outstanding at an applicable interest rate of 6.0%.  In addition, Term Loan C provides for an additional term loan facility totaling $200,000, available at June 30, 2011, that will be used for general working capital.

During the three months ended June 30, 2011, we continued to invest in product development. Our efforts have been directed toward new feature enhancements as well as the continual improvement of our Secure Web Gateway (“SWG”) appliances. Our development efforts were primarily focused on delivering additional security features for our product lines while employing a cost-reduction strategy. We continue to focus on transitioning all back-office operations of Red Condor to our San Diego location and expect to see operational savings from this in subsequent quarters.

Critical Accounting Policies and Estimates

There are several accounting policies that are critical to understanding our historical and future performance because these policies affect the reported amounts of revenue and other significant areas in our reported financial statements and involve management’s judgments and estimates. These critical accounting policies and estimates include:

●	Represents the total amount of unvested restricted stock outstanding at June 30, 2011.
●	revenue recognition;
●	allowance for doubtful accounts;
●	impairment of goodwill and long-lived assets;
●	accounting for income taxes;
●	warranty obligation;
●	accounting for share-based compensation; and
●	accounting for warrant derivative.

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” located within our 10-K filed on March 18, 2011 for the year ended December 31, 2010 for further discussion of our  “Summary of Significant Accounting Policies and Estimates”. There have been no material changes to these accounting policies during the three months ended June 30, 2011.

Results of Operations

Comparison of the Three Months Ended June 30, 2011 and 2010 (in thousands, except percentages)

Revenues	For the Three Months Ended June 30,
	2011	2010	% Change
Total revenues	$4,805	$4,342	10.7%

Revenues increased $463,000 for the three months ended June 30, 2011, compared to the same period in 2010. See the discussion of changes in subscription and appliance revenues below.

Subscription Revenues	For the Three Months Ended June 30,
	2011	2010	% Change
Subscription revenues	$3,644	$3,415	6.7%
As a percentage of revenues	75.8%	78.7%

For the three months ended June 30, 2011 our subscription revenues increased approximately $229,000 compared to the same period in 2010 primarily due to the addition of the Red Condor product line. The subscription renewal rates for our products continue to range from 75% to 85%.

Appliance Revenues	For the Three Months Ended June 30,
	2011	2010	% Change
Appliance revenues	$1,159	$883	31.3%
As a percentage of revenues	24.1%	20.3%

For the three months ended June 30, 2011, appliance revenues increased approximately $276,000 compared with the respective period in 2010. The increase in revenue can be attributed to the addition of the Red Condor appliance revenues and a noticeable shift towards our higher-end iPrism models by our customers as a result of increased bandwidth needs.

Cost of Revenues	For the Three Months Ended June 30,
	2011	2010	% Change
Total cost of revenues	$1,521	$1,060	43.5%
Gross margin percent	68.3%	75.6%

 Cost of revenues consists primarily of the cost of contract manufactured hardware, technical support salaries, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Total cost of revenues increased $461,000 for the three months ended June 30, 2011 compared to the same period in 2010.  See the discussion of changes in the cost of subscription and appliance revenues below.

Cost of Subscription Revenues	For the Three Months Ended June 30,
	2011	2010	% Change
Total cost of subscription revenues	$719	$417	72.4%
Gross margin percent	80.3%	87.8%

The cost of subscription revenues includes the technical support group.  The increase of $302,000 for the three months ended June 30, 2011 to the same period in 2010 is mainly due to increases to compensation expenses related to the assumed workforce of the Red Condor technical support group and the cost of sales for subscriptions for an additional product line.

Cost of Appliance Revenues	For the Three Months Ended June 30,
	2011	2010	% Change
Total cost of appliance revenues	$802	$633	26.7%
Gross margin percent	30.8%	28.3%

The cost of appliance revenues, which includes contract manufactured equipment, packaging and freight increased approximately $169,000 for the three months ended June 30, 2011 compared to the same period in 2010 due to the addition of the Red Condor appliance line and a noticeable shift towards our higher-end iPrism models by our customers as a result of increased bandwidth needs.

Sales and Marketing	For the Three Months Ended June 30,
	2011	2010	% Change
Total sales and marketing	$2,277	$1,690	34.7%
As a percentage of revenues	47.4%	38.9%

Sales and marketing expense consists primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the three months ended June 30, 2011 sales and marketing expense increased 34.7%, or approximately $587,000, over the same period in 2010 primarily due to increases to compensation expenses related to the assumed workforce from Red Condor and additional consultant fees.  At the end of 2010, the Company restructured its field sales organization to target larger commercial customers and MSPs.

Research and Development	For the Three Months Ended June 30,
	2011	2010	% Change
Total research and development	$1,267	$927	36.7%
As a percentage of revenues	26.4%	21.3%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The net increase of $340,000 for the three months ended June 30, 2011 compared to the same period in 2010 was primarily the result of an increase in compensation costs related to the assumed workforce of Red Condor research and development engineers.

Management believes that a significant investment in research and development is required to remain competitive and we expect to continue to invest in research and development activities.

General and Administrative	For the Three Months Ended June 30,
	2011	2010	% Change
Total general and administrative	$1,029	$1,020	0.9%
As a percentage of revenues	21.4%	23.5%

General and administrative expenses, which consist primarily of salaries and related benefits, and fees for professional services, such as legal and accounting services, increased approximately $9,000 for the three months ended June 30, 2011, compared to the same period in 2010.

Interest and Other Income, Net	For the Three Months Ended June 30,
	2011	2010	% Change
Total interest and other income, net	$(5)	$77	(106.5)%
As a percentage of revenues	(0.1)%	1.8%

Interest and other income, net, includes interest expense, interest income, and other income. The net decrease of $82,000 for the three months ended June 30, 2011 over the same period in 2010 was the result of a decrease to other expenses related to the decrease in value of the warrant derivative during the quarter.

Comparison of the Six Months Ended June 30, 2011 and 2010 (in thousands, except percentages)

Revenues	For the Six Months Ended June 30,
	2011	2010	% Change
Total revenues	$9,185	$8,730	5.2%

Revenues increased $455,000 for the six months ended June 30, 2011, compared to the same period in 2010. See the discussion of changes in subscription and appliance revenues below.

Subscription Revenues	For the Six Months Ended June 30,
	2011	2010	% Change
Subscription revenues	$7,314	$6,911	5.8%
As a percentage of revenues	79.6%	79.2%

For the six months ended June 30, 2011 our subscription revenues increased approximately $403,000 compared to the same period in 2010 primarily due to the addition of the Red Condor product line. The subscription renewal rates for our products continue to range from 75% to 85%.

Appliance Revenues	For the Six Months Ended June 30,
	2011	2010	% Change
Appliance revenues	$1,867	$1,766	5.7%
As a percentage of revenues	20.3%	20.2%

For the six months ended June 30, 2011, appliance revenues increased approximately $101,000 compared with the respective period in 2010. The increase in revenue can be attributed to the addition of the Red Condor appliance.

Cost of Revenues	For the Six Months Ended June 30,
	2011	2010	% Change
Total cost of revenues	$2,766	$2,055	34.6%
Gross margin percent	69.9%	76.5%

 Cost of revenues consist primarily of the cost of contract manufactured hardware, technical support salaries, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Total cost of revenues increased $711,000 for the six months ended June 30, 2011 compared to the same period in 2010.  See the discussion of changes in the cost of subscription and appliance revenues below.

Cost of Subscription Revenues	For the Six Months Ended June 30,
	2011	2010	% Change
Total cost of subscription revenues	$1,509	$810	86.3%
Gross margin percent	79.4%	88.3%

The cost of subscription revenues includes the technical support group.  The increase of $699,000 for the six months ended June 30, 2011 to the same period in 2010 is mainly due to increases to compensation expenses related to the assumed workforce of the Red Condor technical support group and the cost of sales for subscriptions for an additional product line.

Cost of Appliance Revenues	For the Six Months Ended June 30,
	2011	2010	% Change
Total cost of appliance revenues	$1,255	$1,233	1.8%
Gross margin percent	32.8%	30.2%

The cost of appliance revenues, which includes contract manufactured equipment, packaging and freight increased approximately $22,000 for the six months ended June 30, 2011 compared to the same period in 2010 mainly due to the addition of the Red Condor appliance line.

Sales and Marketing	For the Six Months Ended June 30,
	2011	2010	% Change
Total sales and marketing	$4,720	$3,420	38.0%
As a percentage of revenues	51.4%	39.2%

Sales and marketing expense consists primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the six months ended June 30, 2011 sales and marketing expense increased 38.0%, or approximately $1.3 million, over the same period in 2010 primarily due to increases to compensation expenses related to the assumed workforce from Red Condor and additional advertising expenses.  At the end of 2010, the Company restructured its field sales organization to target larger commercial customers and MSPs. The Company intends to increase its advertising efforts as a result of the acquired Red Condor product and scheduled new product releases.

Research and Development	For the Six Months Ended June 30,
	2011	2010	% Change
Total research and development	$2,731	$1,715	59.2%
As a percentage of revenues	29.7%	19.6%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The net increase of $1.0 million for the six months ended June 30, 2011 compared to the same period in 2010 was primarily the result of an increase in compensation costs related to the assumed workforce of Red Condor research and development engineers.

Management believes that a significant investment in research and development is required to remain competitive and we expect to continue to invest in research and development activities.

General and Administrative	For the Six Months Ended June 30,
	2011	2010	% Change
Total general and administrative	$1,935	$2,005	(3.5)%
As a percentage of revenues	21.1%	23.0%

General and administrative expenses, which consist primarily of salaries and related benefits, and fees for professional services, such as legal and accounting services, decreased approximately $70,000 for the six months ended June 30, 2011, compared to the same period in 2010.

Interest and Other Income, Net	For the Six Months Ended June 30,
	2011	2010	% Change
Total interest and other income, net	$19	$116	(83.6)%
As a percentage of revenues	0.2%	1.3%

Interest and other income, net, includes interest expense, interest income, and other income. The net decrease of $97,000 for the six months ended June 30, 2011 over the same period in 2010 was the result of a decrease to other expenses related to the decrease in value of the warrant derivative during the period.

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

Cash used by operations was $1.5 million and $82,000 for the six months ended June 30, 2011 and 2010, respectively. The net increase in the cash used by operating activities was primarily the result of additional expenses from the integration of operations associated with the Red Condor transaction.

For the six months ended June 30, 2011 and 2010, cash used by investing activities was $297,000 and $51,000, respectively.  The net increase in cash used by investing activities was attributed to fixed asset purchases mainly as a result of our recent corporate move.

Cash flows provided by financing activities for the six months ended June 30, 2011 and 2010 was $1.2 million and $300,000, respectively. The increase in cash provided by financing was primarily due to the proceeds of $1.2 million on short term borrowings.

As a result of the foregoing, the net decrease in cash and cash equivalents was $605,000 for the three months ended June 30, 2011 and a net increase of $167,000 for the same period in 2010.

Credit Facilities

On June 30, 2011, the Loan and Security Agreement between the Company and SVB was amended (“June 30, 2011 Loan Amendment”).  The primary revisions incorporated by this amendment (i) increased the revolving line balance to $3.0 million (from $2.3 million), (ii) modified the tangible net worth covenant to no less than negative $21,500,000 at all times, increasing quarterly by fifty percent (50%) of net income and monthly by fifty percent (50%) of issuances of equity after September 30, 2010 and the principal amount of subordinated debt received after September 30, 2010, (iii) modified the borrowing base to eighty-five percent (85%) of eligible accounts, and (iv) extended the maturity date for the revolving credit line and Term Loan A to June 30, 2013.

In addition, the June 30, 2011 Loan Amendment provides for an additional term loan facility (“Term Loan C”) totaling $200,000, available at June 30, 2011, that will be used for general working capital.  Term Loan C accrues interest at a floating per annum rate equal to the greater of three percentage points (3.00%) above the SVB prime rate or seven percent (7.00%). The Term Loan C maturity date is December 1, 2013.

At June 30, 2011, the total amount outstanding under the Revolving Line was $1.2 million and the Company had a remaining borrowing availability of $1.2 million. As of June 30, 2011, the applicable interest rate for the Revolving Line was 6.00% and for the six months ended June 30, 2011 interest expense relating to the revolving line was approximately $23,000.  At June 30, 2011, the total amount outstanding under Term Loan A, Term Loan B, and Term Loan C were $300,000, $108,000, and $0, respectively. As of June 30, 2011, the Company was not in compliance with certain covenants with SVB. SVB has agreed to waive the covenant non-compliance under the loan agreement as of June 30, 2011. SVB and the Company are currently in discussions regarding amending the covenant provisions of the current agreement. As of June 30, 2011, the applicable interest rates for Term Loan A and Term Loan B were 6.00% and 7.50%, respectively, and the total interest expense for these loans for the six months ended June 30, 2011 was approximately $14,000.

Liquidity

As of June 30, 2011, the Company had approximately $2.0 million in cash and cash equivalents and a working capital deficit of $9.6 million.  Approximately $10.7 million of our current liability balance at June 30, 2011 consisted of deferred revenue, which represents amounts that are expected to be amortized into revenue as they are earned in future periods.  For the six months ended June 30, 2011, the Company incurred a net loss of $3.0 million and as of June 30, 2011 has incurred a cumulative net loss of $56.3 million.  For the six months ended June 30, 2011 cash used by operating activities was $1.5 million.

The Company believes that its existing cash resources as of June 30, 2011, projected collections on billings, and borrowing availability under its existing credit facilities, will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected collections will be realized or that the Company will improve operating results so that positive cash flow from operating activities will be achieved. In the event cash flow from operating activities and additional borrowings under existing credit facilities are not sufficient, the Company may require additional sources of financing in order to maintain its current operations. These additional sources of financing may include public or private offerings of equity or debt securities. In the current capital environment, no assurance can be given that additional sources of financing will be available on acceptable terms, on a timely basis, or at all.

Adopted Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-28, “Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).  ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of ASU 2010-28 during the first quarter of 2011 did not have a material impact on our condensed consolidated financial statements.

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

During the course of our evaluation, our Chief Executive Officer and VP of Finance have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2011.

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

3.3
Amended and Restated Certificate of Incorporation of EdgeWave, Inc. (formerly known as St. Bernard Software, Inc.) (incorporated herein by reference to Item 5.07 to the Company’s Current Report on Form 8-K initially filed with the Securities and Exchange Commission on June 21, 2011).

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

10.16
Amendment No. 1 to the 8-K originally filed on August 3, 2010 for the Asset Purchase Agreement between St. Bernard Software, Inc. and Red Condor, Inc. dated July 28, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2010.)

10.17*
Amended Employment Agreement between St. Bernard Software, Inc. and Thalia Gietzen executed March 24, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2011).

10.18
Eighth Amendment to Loan and Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated May 12, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2011).

10.18
Ninth Amendment to Loan and Security Agreement between EdgeWave, Inc. and Silicon Valley Bank dated June 30, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
___________________
*	Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWAVE, INC.

Dated: August 15, 2011	By:	/s/ Louis E. Ryan
Louis E. Ryan Chief Executive Officer and Chairman of the Board of Directors