Form 10-Q
period 2011-09-30
EdgeWave, Inc.
filed 2011-11-10
CIK 1288496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The registrant had 16,939,826 shares of its common stock, par value $0.01 per share, outstanding at November 9, 2011.

EDGEWAVE, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

EdgeWave, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)

Assets

Current Assets
Cash and cash equivalents	$2,305,000	$2,610,000
Accounts receivable - net of allowance for doubtful accounts of $20,000 and $30,000 at September 30, 2011 and December 31, 2010, respectively	4,213,000	3,669,000
Inventories - net	373,000	698,000
Prepaid expenses and other current assets	795,000	932,000

Total current assets	7,686,000	7,909,000

Fixed Assets - Net	616,000	492,000

Goodwill	8,279,000	8,279,000

Other Intangible Assets - Net	491,000	587,000

Other Assets	100,000	393,000

Total Assets	$17,172,000	$17,660,000

Liabilities and Stockholders’ Deficit

Current Liabilities
Line of credit	$2,000,000	$-
Term loan, current portion	158,000	400,000
Accounts payable	738,000	1,133,000
Accrued compensation	1,176,000	1,526,000
Accrued expenses and other current liabilities	920,000	752,000
Warranty liability	194,000	210,000
Capitalized lease obligations, current portion	36,000	-
Deferred revenue, current portion	11,037,000	11,038,000

Total current liabilities	16,259,000	15,059,000

Convertible Notes Payable	3,285,000	3,214,000

Term Loan, Net of Current Portion	425,000	58,000

Capitalized Lease Obligations, Less Current Portion	156,000	-

Deferred Revenue	11,653,000	10,617,000

Total liabilities	31,778,000	28,948,000

Stockholders’ Deficit
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; 16,939,826 and 16,093,135 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	165,000	158,000
Additional paid-in capital	42,176,000	41,818,000
Accumulated deficit	(56,947,000)	(53,264,000)

Total stockholders’ deficit	(14,606,000)	(11,288,000)

Total Liabilities and Stockholders’ Deficit	$17,172,000	$17,660,000

See accompanying notes

EdgeWave, Inc.
 Condensed Consolidated Statements of Operations (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenues
Subscription	$3,589,000	$3,623,000	$10,903,000	$10,534,000
Appliance	810,000	961,000	2,677,000	2,727,000
License	-	3,000	4,000	56,000
Total Revenues	4,399,000	4,587,000	13,584,000	13,317,000

Cost of Revenues
Subscription	696,000	678,000	2,205,000	1,488,000
Appliance	497,000	651,000	1,752,000	1,884,000
License	-	1,000	2,000	13,000
Total Cost of Revenues	1,193,000	1,330,000	3,959,000	3,385,000

Gross Profit	3,206,000	3,257,000	9,625,000	9,932,000

Operating Expenses
Sales and marketing	1,855,000	1,868,000	6,575,000	5,288,000
Research and development	1,143,000	1,249,000	3,874,000	2,964,000
General and administrative	792,000	1,330,000	2,727,000	3,335,000
Total Operating Expenses	3,790,000	4,447,000	13,176,000	11,587,000

Loss from Operations	(584,000)	(1,190,000)	(3,551,000)	(1,655,000)

Other Expense (Income)
Interest expense - net	66,000	37,000	171,000	133,000
Other expense (income)	41,000	79,000	(45,000)	99,000
Total Other Expense	107,000	116,000	126,000	232,000
Loss Before Income Taxes	(691,000)	(1,306,000)	(3,677,000)	(1,887,000)

Income tax expense	6,000	-	6,000	-
Net Loss	$(697,000)	$(1,306,000)	$(3,683,000)	$(1,887,000)
Loss Per Common Share - Basic and Diluted	$(0.04)	$(0.09)	$(0.22)	$(0.14)
Weighted Average Shares Outstanding - Basic and Diluted	16,528,419	15,069,595	16,491,993	13,956,331

 See accompanying notes

EdgeWave, Inc.

Condensed Consolidated Statement of Stockholders' Deficit (Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2010	16,093,135	$158,000	$41,818,000	$(53,264,000)	$(11,288,000)
Common stock issued under the employee stock purchase plan	267,374	2,000	65,000	-	67,000
Common stock issued for the exercise of employee stock options	579,317	5,000	99,000	-	104,000
Stock-based compensation expense	-	-	194,000	-	194,000
Net loss	-	-	-	(3,683,000)	(3,683,000)
Balance at September 30, 2011	16,939,826	$165,000	$42,176,000	$(56,947,000)	$(14,606,000)

See accompanying notes

EdgeWave, Inc.

 Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
	2011	2010

Cash Flows From Operating Activities
Net loss	$(3,683,000)	$(1,887,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	519,000	314,000
Allowance for doubtful accounts	(10,000)	(9,000)
Loss (gain) on change in fair value of warrant derivative liability	(45,000)	102,000
Stock-based compensation expense	194,000	135,000
Noncash interest expense	71,000	48,000
Change in operating assets and liablilities, net of effect of acquisition:
Accounts receivable	(534,000)	(1,265,000)
Inventories	325,000	(156,000)
Prepaid expenses and other assets	430,000	(650,000)
Accounts payable	(395,000)	(256,000)
Accrued expenses and other current liabilities	213,000	47,000
Accrued compensation	(350,000)	515,000
Warranty liability	(16,000)	(2,000)
Deferred revenue	1,035,000	2,102,000
Net cash used in operating activities	(2,246,000)	(962,000)

Cash Flows From Investing Activities
Acquisition, net of cash acquired	-	(66,000)
Purchases of fixed assets	(330,000)	(59,000)
Net cash used by investing activities	(330,000)	(125,000)

Cash Flows From Financing Activities
Proceeds from convertible note payable	-	3,175,000
Proceeds from stock option exercises	104,000	12,000
Proceeds from the sales of stock under the employee stock purchase plan	67,000	24,000
Principal payments on capitalized lease obligations	(25,000)	(22,000)
Principal payments on term loans	(75,000)	-
Proceeds from term loans	200,000	500,000
Net increase (decrease) on line of credit	2,000,000	(2,267,000)
Net cash provided by financing activities	2,271,000	1,422,000
Net (Decrease) Increase in Cash and Cash Equivalents	(305,000)	335,000
Cash and Cash Equivalents at Beginning of Period	2,610,000	2,454,000
Cash and Cash Equivalents at End of Period	$2,305,000	$2,789,000

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$68,000	$69,000
Income taxes	$6,000	$2,000

Non Cash Investing and Financing Activities:
Furniture acquired pursuant to capital lease	$217,000	$-

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

Basic and diluted loss per common share

Basic loss per common share is computed by dividing net income loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted loss per common share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible debt using the if-converted method. In computing diluted loss per common share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted loss per common share excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2011 and September 30, 2010, the Company had 4,752,506 and 5,302,670 potentially dilutive securities outstanding, respectively, that were not included in the calculation of dilutive loss per share as their effect would have been anti-dilutive.

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

EdgeWave, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

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

Recent accounting pronouncements

New accounting standards that have been issued by the FASB or other standards-setting bodies for which future adoption is pending are not expected to have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior year reclassifications have been made for consistent presentation. These reclassifications had no effect on previously reported results of operations or stockholders’ deficit.

Subsequent events

Management has evaluated events subsequent to September 30, 2011 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

EdgeWave, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

2. Liquidity

As of September 30, 2011, the Company had approximately $2.3 million in cash and cash equivalents and a working capital deficit of $8.6 million.  Approximately $11.0 million of our current liability balance at September 30, 2011 consisted of deferred revenue, which represents amounts that are expected to be amortized into revenue as they are earned in future periods.  For the three and nine months ended September 30, 2011, the Company incurred a net loss of $697,000 and $3.7 million, respectively,  and as of September 30, 2011 has incurred a cumulative net loss of $56.9 million.  For the nine months ended September 30, 2011 cash used by operating activities was $2.2 million.

The Company believes that its existing cash resources as of September 30, 2011, projected collections on future billings, and borrowing availability under its existing credit facilities, will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected collections will be realized or that the Company will improve operating results so that positive cash flow from operating activities will be achieved. The Company is currently in discussions to raise between $3 - $4 million through a combination of debt and convertible debt in order to support the Company’s growth plans. In the current capital environment, there is no assurance that the Company will be successful in raising these funds.

3. Share-Based Compensation Expense

Share option plans

The Company has three share-based compensation plans (collectively, the “Plans”), that provide for the issuance of options, stock grants, and stock-based awards to employees and others as deemed appropriate by the Board of Directors. Terms of options issued under the Plans generally include an exercise price equal to the estimated fair value of the underlying common stock at the date of grant, vesting periods generally between three and five years, and expiration dates not to exceed ten years from the date of grant. The determination of fair value of the Company’s stock is determined based on the stock price at the grant date. As of September 30, 2011, the Company had 3,338,545 option shares outstanding, 1,306,280 options shares available for issuance, and 382,250 shares of restricted stock outstanding under the Plans.  Stock-based compensation expenses of approximately $194,000 and $135,000 for the nine months ended September 30, 2011 and 2010, respectively, were charged to operating expenses. The effect on loss per share as a result of the stock based compensation expense was approximately $0.01 for the nine months ended September 30, 2011 and 2010. The tax effect was immaterial.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected life of the stock options granted, the expected stock price volatility factor, and the pre-vesting option forfeiture rate. The fair value of options granted during the nine months ended September 30, 2011 and 2010 was calculated using the Black-Scholes option pricing model (“Black-Scholes”) using the valuation assumptions in the table below. The Company estimates the expected life of stock options granted based upon management’s consideration of the historical life of the options and the vesting and contractual period of the options granted. The Company estimates the expected volatility factor based on the weighted average of the historical volatility of three publicly traded surrogates of the Company and the Company’s implied volatility from its common stock price. The Company applies its risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The Company has no history or expectation of paying any cash dividends on its common stock.  Forfeitures are estimated based on historical experience.

EdgeWave, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

	Nine months Ended	Nine months Ended
	September 30, 2011	September 30, 2010
Average expected life (years)	6.5	6.5
Average expected volatility	56.2%	49.5%
Average risk-free interest rate	3.1%	3.4%
Average expected dividend yield	0	0

The following is a summary of stock option activity under the Plans for the nine months ended September 30, 2011:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value

Options outstanding at December 31, 2010	3,776,024	$0.28	8.25	$1,142,000	—
Granted	829,000	$0.30	—	—	$0.17
Exercised	(379,317)	$0.27	—	—	—
Forfeited/Expired	(837,162)	$0.37	—	$—	—
Options outstanding at September 30, 2011	3,388,545	$0.27	7.93	$326,000	—
Options vested and expected to vest at September 30, 2011	3,000,115	$0.26	7.73	$302,000	—
Options exercisable at September 30, 2011	1,860,651	$0.24	6.98	$210,000	—

The following is a summary of restricted stock activity under the Plans for the nine months ended September 30, 2011:

	Number of Shares Outstanding	Weighted Average Fair Value

Restricted stock outstanding at December 31, 2010	430,250	$0.63
Awarded	200,000	$0.25
Released	(200,000)	$0.25
Cancelled	(48,000)	$0.63
Restricted stock outstanding at September 30, 2011	382,250	$0.63

EdgeWave, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Additional information regarding options outstanding as of September 30, 2011 is as follows:

Range of Exercise Prices		Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.14	$0.16	411,811	7.68	$0.16	281,442	$0.16
$0.18	$0.18	17,208	7.28	$0.18	10,638	$0.18
$0.20	$0.20	393,995	7.97	$0.20	253,088	$0.20
$0.22	$0.24	343,000	8.18	$0.23	214,102	$0.23
$0.25	$0.25	842,281	5.80	$0.25	826,871	$0.25
$0.26	$0.26	662,000	9.84	$0.26	91,490	$0.26
$0.32	$0.34	60,000	8.66	$0.34	19,790	$0.34
$0.35	$0.35	468,250	8.49	$0.35	140,482	$0.35
$0.45	$0.73	160,000	9.07	$0.54	22,748	$0.53
$0.82	$0.82	30,000	9.12	$0.82	—	$—
$0.14	$0.82	3,388,545	7.93	$0.27	1,860,651	$0.24

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2011 was approximately $326,000 and $210,000, respectively. The aggregate intrinsic value represents the total intrinsic value based upon the stock price of $0.35 at September 30, 2011. The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2010 was approximately $1.2 million and $451,000, respectively.

Cash received from stock option exercises during the nine months ended September 30, 2011 was $104,000.  As of September 30, 2011, there was approximately $334,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the option plans. This cost is expected to be recognized over a weighted average period of 2.64 years.

4. Credit Facilities – Silicon Valley Bank (“SVB”)

On June 30, 2011 and September 8, 2011, the Loan and Security Agreement between the Company and SVB was amended.  The primary revisions incorporated by these amendments include (i) increasing the revolving line balance to $3.0 million (from $2.3 million), (ii) modifying the tangible net worth covenant to no less than negative $21,500,000 at all times, (iii) increasing the borrowing base to eighty-five percent (85%) of eligible accounts, (iv) extending the maturity date for the revolving credit line and Term Loan A to June 30, 2013, and (v) providing for an additional term loan facility (“Term Loan C”) totaling $200,000 that will be used for general working capital.

At September 30, 2011, the total amount outstanding under the Revolving Line was $2.0 million and the Company had a remaining borrowing availability of $107,000. As of September 30, 2011, the applicable interest rate for the Revolving Line was 6.00% and for the nine months ended September 30, 2011 interest expense relating to the revolving line was approximately $45,000.  At September 30, 2011, the total amount outstanding under Term Loans A, B, and C was $583,000, which represents the total amount available pursuant to these loans. As of September 30, 2011, the applicable interest rates for Term Loan A, Term Loan B, and Term Loan C were 6.00%, 7.50%, and 7.00%, respectively, and the total interest expense for these loans for the nine months ended September 30, 2011 was approximately $23,000.

As of September 30, 2011, the Company was in compliance with the covenants under the SVB Loan and Security Agreement, as amended.

5. Convertible Notes Payable

On August 2, 2010, the Company issued convertible notes (the “Notes”) in the amount of $3.2 million pursuant to a Securities Purchase Agreement (“SPA”).  Pursuant to the terms of the SPA, the Company also issued Warrants (“Warrants”) to the note holders to purchase up to a total of 210,111 shares of the Company’s common stock. The Notes mature on August 2, 2014.  Interest on the outstanding principal balance accrues at a rate of three percent (3.0%) per annum and accrued interest is added to the balance of the Notes.  Interest expense on the convertible notes, which was added to the principal balance, for the nine months ended September 30, 2011, was approximately $71,000.

EdgeWave, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

6. Warrants

As of September 30, 2011 and December 31, 2010, a total of 1,363,961 shares of common stock, respectively, were reserved for issuance for the exercise of warrants at exercise prices ranging from $0.46 to $1.60 per share.  There were no warrants granted, exercised, or cancelled during the nine months ended September 30, 2011.

7. Warrant Derivative Liability

At September 30, 2011, there were 463,500 warrants classified as a derivative liability pursuant to accounting guidance as codified in FASB Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity”. At September 30, 2011 the estimated fair value of these warrants of $75,000 is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet. The estimated fair value was determined using the binomial lattice pricing model (“binomial lattice model”). Key assumptions of the binomial lattice model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends, probability of future financing, and the instrument's remaining term. These assumptions require significant management judgment. In addition, changes in any of these variables during a period can result in material changes in the fair value (gains or losses) of this derivative instrument. The net change in the estimated fair value of the warrant derivative liability for the nine months ended September 30, 2011 of $45,000 is included in other income in the accompanying statement of operations.

8.  Fair Value Measurements

Fair value hierarchy

Fair value is defined in ASC 820, “Fair Value Measurement”,  as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurements are to be considered from the perspective of a market participant that holds the assets or owes the liability.  ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Financial instruments measured at fair value on a recurring basis

ASC 820 requires disclosure of the level within the fair value hierarchy used by the Company to value financial assets and liabilities that are measured at fair value on a recurring basis. At September 30, 2011 and December 31, 2010, the Company had outstanding warrants to purchase common shares of our stock that are classified as warrant derivative liabilities with an estimated fair value of $75,000 and $120,000, respectively.  The warrants are valued using the binomial lattice pricing model, which utilizes significant unobservable inputs (Level 3), using the valuation assumptions in the table below.

EdgeWave, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

	September 30, 2011	December 31, 2010
Average expected life (years)	3.3	4.0
Average expected volatility	70.0%	52.2%
Average risk-free interest rate	0.42%	3.3%
Expected dividend yield	0	0
Stock price	$0.35	$0.58

The following table reconciles the warrant derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011:

Balance at December 31, 2010	$120,000
Gain on change in fair value included in other expense	45,000
Balance at September 30, 2011	$75,000

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

Operating leases

The Company leases approximately 37,000 square feet of office space in San Diego, CA pursuant to a lease agreement that expires in May 31, 2016.  Pursuant to the terms of this lease agreement, the Company issued a Letter of Credit for the benefit of the lessor of $250,000.

The Company also leases approximately 12,000 square feet of office space in Rohnert Park, CA  which is used primarily for technical support and research and development relating to its Red Condor product line.  The Rohnert Park lease expires on May 31, 2012.

EdgeWave, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

Facilities rent expense totaled approximately $692,000 and $1.2 million for the nine months ended September 30, 2011 and 2010, respectively. The Company recognizes rent expense on a straight line basis based upon the average monthly contractual lease amount.

Capital lease

As a component of its lease agreement for its office space in San Diego, CA, the Company received an allowance of approximately $217,000 that the Company used to purchase office cubicles and other furniture during January 2011.  Accordingly, a capital lease has been recorded for this amount and a pro-rata portion of the monthly lease payment is allocated to the capital lease principal balance and interest based upon a term of sixty-five (65) months at an annual interest rate of 7.0%. For the nine months ended September 30, 2011, approximately $25,000 and $11,000 were allocated to reduce the principal balance on the capital lease and to record related interest expense, respectively.

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

Our Financial Results

We reported revenues of $4.4 million and $4.6 million for the three months ended September 30, 2011 and 2010, respectively;  a net loss for the three months ended September 30, 2011 of $697,000, compared to a net loss of $1.3 million in the same period in 2010; and net basic and diluted loss per share for the three months ended September 30, 2011 of $0.04, compared to a net basic and diluted loss per share of $0.09 reported in the same period in 2010. Net billings for the quarter ended September 30, 2011 were $5.8 million as compared to $5.6 million for the same period in 2010. Net billings represent the amount of subscription contracts billed to customers net of discounts.

Cash used by operations was $2.2 million and $962,000 for the nine months ended September 30, 2011 and 2010, respectively. The net increase in the cash used by operating activities was primarily the result of additional expenses relating to the integration of operations associated with the Red Condor transaction.

At September 30, 2011, total remaining borrowing availability under our credit line agreement with SVB was $107,000, with $2.0 million outstanding at an applicable interest rate of 6.0%.

During the three months ended September 30, 2011, we continued to invest in product development. Our efforts have been directed toward new feature enhancements as well as the continual improvement of our Secure Web Gateway (“SWG”) appliances. Our development efforts were primarily focused on delivering additional security features for our product lines while employing a cost-reduction strategy. We continue to focus on transitioning all back-office operations of the Red Condor business to our San Diego location and expect to see operational savings from this in subsequent quarters.

Critical Accounting Policies and Estimates

There are several accounting policies that are critical to understanding our historical and future performance because these policies affect the reported amounts of revenue and other significant areas in our reported financial statements and involve management’s judgments and estimates. These critical accounting policies and estimates include:

●	revenue recognition;
●	allowance for doubtful accounts;
●	impairment of goodwill and long-lived assets;
●	accounting for income taxes;
●	warranty obligation;
●	accounting for share-based compensation; and
●	accounting for warrant derivatives.

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” located within our 10-K filed on March 18, 2011 for the year ended December 31, 2010 for further discussion of our  “Summary of Significant Accounting Policies and Estimates”. There have been no material changes to these accounting policies during the nine months ended September 30, 2011.

Results of Operations

Comparison of the Three Months Ended September 30, 2011 and 2010 (in thousands, except percentages)

Revenues	For the Three Months Ended September 30,
	2011	2010	% Change
Total revenues	$4,399	$4,587	(4.1)%

Revenues decreased $188,000 for the three months ended September 30, 2011, compared to the same period in 2010. See the discussion of changes in subscription and appliance revenues below.

Subscription Revenues	For the Three Months Ended September 30,
	2011	2010	% Change
Subscription revenues	$3,589	$3,623	(0.9)%
As a percentage of revenues	81.6%	79.0%

For the three months ended September 30, 2011 our subscription revenues decreased approximately $34,000 compared to the same period in 2010. The subscription renewal rates for our products continue to range from 75% to 85%.

Appliance Revenues	For the Three Months Ended September 30,
	2011	2010	% Change
Appliance revenues	$810	$961	(15.7)%
As a percentage of revenues	18.4%	21.0%

For the three months ended September 30, 2011, appliance revenues decreased approximately $151,000 compared with the respective period in 2010. The decrease in revenue can be attributed to a decrease in appliance shipped. In the three months ended September 30, 2011, we shipped 168 fewer appliances than in the same period in 2010.  We expect appliance revenue as a percentage of total revenue to continue to decrease as we sell more Software as a Service (“SaaS”) based products.

Cost of Revenues	For the Three Months Ended September 30,
	2011	2010	% Change
Total cost of revenues	$1,193	$1,330	(10.3)%
Gross margin percent	72.9%	71.0%

 Cost of revenues consists primarily of the cost of contract manufactured hardware, technical support salaries, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Total cost of revenues decreased $137,000 for the three months ended September 30, 2011 compared to the same period in 2010.  See the discussion of changes in the cost of subscription and appliance revenues below.

Cost of Subscription Revenues	For the Three Months Ended September 30,
	2011	2010	% Change
Total cost of subscription revenues	$696	$678	2.7%
Gross margin percent	80.6%	81.3%

The cost of subscription revenues includes the cost of our technical support group.  The increase of $18,000 for the three months ended September 30, 2011 to the same period in 2010 is mainly due to increases to compensation expenses related to the assumed workforce of the Red Condor technical support group and the cost of sales for subscriptions for an additional product line.

Cost of Appliance Revenues	For the Three Months Ended September 30,
	2011	2010	% Change
Total cost of appliance revenues	$497	$651	23.7%
Gross margin percent	38.6%	32.3%

The cost of appliance revenues, which includes contract manufactured equipment, packaging and freight decreased approximately $154,000 for the three months ended September 30, 2011 compared to the same period in 2010 due to a decrease of units sold during the three months ended September 30, 2011 as compared to the same period in 2010.

Sales and Marketing	For the Three Months Ended September 30,
	2011	2010	% Change
Total sales and marketing	$1,855	$1,868	(0.7)%
As a percentage of revenues	42.2%	40.7%

Sales and marketing expense consists primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the three months ended September 30, 2011 sales and marketing expense remained relatively unchanged compared to the same period in 2010. If our sales exceed expectations, commission expenses would also increase and would result in higher than expected sales and marketing expenses in 2011. Revenues from increased sales of software and services would be recognized in future periods.

Research and Development	For the Three Months Ended September 30,
	2011	2010	% Change
Total research and development	$1,143	$1,249	(8.5)%
As a percentage of revenues	26.0%	27.2%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The net decrease of $106,000 for the three months ended September 30, 2011 compared to the same period in 2010 was primarily the result of a decrease in compensation costs and consultant fees for research and development engineers due the restructuring in headcount at the end of Q2 2011.  We expect research and development expenses as a percentage of revenues to remain generally flat in 2011 as compared to 2010 due to expected increases in revenues.

We currently have research and development facilities in San Diego and Rohnert Park, CA. Management believes that a significant investment in research and development is required to remain competitive and we expect to continue to invest in research and development activities.

General and Administrative	For the Three Months Ended September 30,
	2011	2010	% Change
Total general and administrative	$792	$1,330	(40.5)%
As a percentage of revenues	18.0%	29.0%

General and administrative expenses, which consist primarily of salaries and related benefits, and fees for professional services, such as legal and accounting services, decreased approximately $538,000 for the three months ended September 30, 2011, compared to the same period in 2010.  The most significant decreases during the three months ended September 30, 2011 included decreases in legal and accounting expenses of approximately $225,000, lease and rents expense of $190,000, compensation expenses of $187,000, offset by an increase in stock-based compensation expenses and other general administrative expenses of approximately $79,000. During the third quarter of 2010, the Company purchased the Red Condor product line and its workforce. Effective January 2011, the Company entered into a new lease agreement to move its Company headquarters which provides for significant cost savings over the life of the lease.

Interest and Other Income, Net	For the Three Months Ended September 30,
	2011	2010	% Change
Total interest and other income, net	$107	$116	(7.8)%
As a percentage of revenues	2.4%	2.5%

Interest and other income, net, includes interest expense, interest income, and other income. The net decrease of $9,000 for the three months ended September 30, 2011 over the same period in 2010 was the result of a decrease to other expenses related to the decrease in value of the warrant derivative during the quarter, offset by an increase in interest expense related to short-term borrowings.

Comparison of the Nine Months Ended September 30, 2011 and 2010 (in thousands, except percentages)

Revenues	For the Nine Months Ended September 30,
	2011	2010	% Change
Total revenues	$13,584	$13,317	2.0%

Revenues increased $267,000 for the nine months ended September 30, 2011, compared to the same period in 2010. See the discussion of changes in subscription and appliance revenues below.

Subscription Revenues	For the Nine Months Ended September 30,
	2011	2010	% Change
Subscription revenues	$10,903	$10,534	3.5%
As a percentage of revenues	80.3%	79.1%

For the nine months ended September 30, 2011 our subscription revenues increased approximately $369,000 compared to the same period in 2010 primarily due to the addition of the Red Condor product line. The subscription renewal rates for our products continue to range from 75% to 85%.

Appliance Revenues	For the Nine Months Ended September 30,
	2011	2010	% Change
Appliance revenues	$2,677	$2,727	(1.8)%
As a percentage of revenues	19.7%	20.5%

For the nine months ended September 30, 2011, appliance revenues decreased approximately $50,000 compared with the respective period in 2010 due mainly to the shipping of fewer appliances.  We expect appliance revenue as a percentage of total revenue to continue to decrease as we sell more Software as a Service (“SaaS”) based products.

Cost of Revenues	For the Nine Months Ended September 30,
	2011	2010	% Change
Total cost of revenues	$3,959	$3,385	17.0%
Gross margin percent	70.9%	74.6%

 Cost of revenues consist primarily of the cost of contract manufactured hardware, technical support salaries, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Total cost of revenues increased $574,000 for the nine months ended September 30, 2011 compared to the same period in 2010.  See the discussion of changes in the cost of subscription and appliance revenues below.

Cost of Subscription Revenues	For the Nine Months Ended September 30,
	2011	2010	% Change
Total cost of subscription revenues	$2,205	$1,488	48.2%
Gross margin percent	79.8%	85.9%

The cost of subscription revenues includes the cost of our technical support group.  The increase of $717,000 for the nine months ended September 30, 2011 compared to the same period in 2010 is mainly due to increases to compensation expenses related to the assumed workforce of the Red Condor technical support group and the cost of sales for subscriptions for an additional product line.

Cost of Appliance Revenues	For the Nine Months Ended September 30,
	2011	2010	% Change
Total cost of appliance revenues	$1,752	$1,884	(7.0)%
Gross margin percent	34.6%	30.9%

The cost of appliance revenues, which includes contract manufactured equipment, packaging and freight decreased approximately $132,000 for the nine months ended September 30, 2011 compared to the same period in 2010 mainly due to the shipping of fewer appliances.

Sales and Marketing	For the Nine Months Ended September 30,
	2011	2010	% Change
Total sales and marketing	$6,575	$5,288	24.3%
As a percentage of revenues	48.4%	39.7%

Sales and marketing expense consists primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the nine months ended September 30, 2011 sales and marketing expense increased 24.3%, or approximately $1.3 million, over the same period in 2010 primarily due to increases in compensation expenses related to the assumed workforce from Red Condor and additional travel expenses.  If our sales exceed expectations, commission expenses would also increase and would result in higher than expected sales and marketing expenses in 2011. Revenues from increased sales of software and services would be recognized in future periods.

Research and Development	For the Nine Months Ended September 30,
	2011	2010	% Change
Total research and development	$3,874	$2,964	30.7%
As a percentage of revenues	28.5%	22.3%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The net increase of $910,000 for the nine months ended September 30, 2011 compared to the same period in 2010 was primarily the result of an increase in compensation costs related to the assumed workforce of Red Condor research and development engineers.  We expect research and development expenses as a percentage of revenues to remain generally flat in 2011 as compared to 2010 due to expected increases in revenues.

We currently have research and development facilities in San Diego and Rohnert Park, CA. Management believes that a significant investment in research and development is required to remain competitive and we expect to continue to invest in research and development activities.

General and Administrative	For the Nine Months Ended September 30,
	2011	2010	% Change
Total general and administrative	$2,727	$3,335	(18.2)%
As a percentage of revenues	20.1%	25.0%

General and administrative expenses, which consist primarily of salaries and related benefits, and fees for professional services, such as legal and accounting services, decreased approximately $608,000 for the nine months ended September 30, 2011, compared to the same period in 2010. The most significant decreases during the nine months ended September 30, 2011 included decreases in lease and rents expense of $518,000 and legal and accounting expenses of approximately $191,000, offset by increases in compensation expenses of $201,000, stock-based compensation expense of $59,000, and other general administrative expenses of approximately $159,000. During the third quarter of 2010, the Company purchased the Red Condor product line and its workforce. A significant portion of the legal expenses incurred as a result of this transaction were expensed during the third quarter of 2010. Effective January 2011, the Company entered into a new lease agreement to move its Company headquarters which provides for significant cost savings over the life of the lease.

Interest and Other Income, Net	For the Nine Months Ended September 30,
	2011	2010	% Change
Total interest and other income, net	$126	$232	(45.7)%
As a percentage of revenues	0.9%	1.7%

Interest and other income, net, includes interest expense, interest income, and other income. The net decrease of $106,000 for the nine months ended September 30, 2011 over the same period in 2010 was the result of a decrease to other expenses related to the decrease in value of the warrant derivative during the quarter, offset by an increase in interest expense related to short-term borrowings.

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

Cash used by operations was $2.2 million and $962,000 for the nine months ended September 30, 2011 and 2010, respectively. The net increase in the cash used by operating activities was primarily the result of additional expenses related to the integration of operations associated with the Red Condor transaction.

For the nine months ended September 30, 2011 and 2010, cash used by investing activities was $330,000 and $125,000, respectively.  The net increase in cash used by investing activities was attributed primarily to fixed asset purchases during the first quarter of 2011 mainly as a result of our corporate headquarters move.

Cash flows provided by financing activities for the nine months ended September 30, 2011 and 2010 was $2.3 million and $1.4 million, respectively. The increase in cash provided by financing was primarily due to the proceeds from short term borrowings, offset by the decrease in proceeds from convertible notes.

As a result of the foregoing, the net decrease in cash and cash equivalents was $305,000 for the nine months ended September 30, 2011; the net increase in cash for the same period in 2010 was $335,000.

Credit Facilities

On June 30, 2011 and September 8, 2011, the Loan and Security Agreement between the Company and SVB was amended.  The primary revisions incorporated by these amendments include (i) increasing the revolving line balance to $3.0 million (from $2.3 million), (ii) modifying the tangible net worth covenant to no less than negative $21,500,000 at all times, increasing quarterly by fifty percent (50%) of net income and monthly by fifty percent (50%) of issuances of equity after September 30, 2010 and the principal amount of subordinated debt received after September 30, 2010, (iii) increasing the borrowing base to eighty-five percent (85%) of eligible accounts, (iv) extending the maturity date for the revolving credit line and Term Loan A to June 30, 2013, and (v) providing for an additional term loan facility (“Term Loan C”) totaling $200,000 that will be used for general working capital.

At September 30, 2011, the total amount outstanding under the Revolving Line was $2.0 million and the Company had a remaining borrowing availability of $107,000. As of September 30, 2011, the applicable interest rate for the Revolving Line was 6.00% and for the nine months ended September 30, 2011 interest expense relating to the revolving line was approximately $45,000.  At September 30, 2011, the total amount outstanding under Term Loans A, B, and C was $583,000, which represents the total amount available pursuant to these loans. As of September 30, 2011, the applicable interest rates for Term Loan A, Term Loan B, and Term Loan C were 6.00%, 7.50%, and 7.00%, respectively, and the total interest expense for these loans for the nine months ended September 30, 2011 was approximately $23,000.

As of September 30, 2011, the Company was in compliance with the covenants under the SVB Loan and Security Agreement, as amended.

Liquidity

As of September 30, 2011, the Company had approximately $2.3 million in cash and cash equivalents and a working capital deficit of $8.6 million.  Approximately $11.0 million of our current liability balance at September 30, 2011 consisted of deferred revenue, which represents amounts that are expected to be amortized into revenue as they are earned in future periods.  For the three and nine months ended September 30, 2011, the Company incurred a net loss of $697,000 and $3.7 million, respectively,  and as of September 30, 2011 has incurred a cumulative net loss of $56.9 million.  For the nine months ended September 30, 2011 cash used by operating activities was $2.2 million.

The Company believes that its existing cash resources as of September 30, 2011, projected collections on future billings, and borrowing availability under its existing credit facilities, will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected collections will be realized or that the Company will improve operating results so that positive cash flow from operating activities will be achieved. The Company is currently in discussions to raise between $3 - $4 million through a combination of debt and convertible debt in order to support the Company’s growth plans. In the current capital environment, there is no assurance that the Company will be successful in raising these funds.

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

In October 2009, the Financial Accounting Standards Boards (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”).  ASU 2009-13 establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after September 15, 2010.  The adoption of ASU 2009-13 during the first quarter of 2011 did not have a material impact on our condensed consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”).  ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments for ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after September 15, 2010. Early application is permitted. The adoption of ASU 2009-14 during the first quarter of 2011 did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements

New accounting standards that have been issued by the FASB or other standards-setting bodies for which future adoption is pending are not expected to have a material impact on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a material effect on our financial statements.

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

During the course of our evaluation, our Chief Executive Officer and VP of Finance have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2011.

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

3.3
Amended and Restated Certificate of Incorporation of EdgeWave, Inc. (formerly known as St. Bernard Software, Inc.) (incorporated herein by reference to Item 5.07 to the Company’s Current Report on Form 8-K initially filed with the Securities and Exchange Commission on September 21, 2011).

4.1
Specimen Unit Certificate of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 4.1 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-114861) filed with the Securities and Exchange Commission on September 23, 2004).

4.2
Specimen Common Stock Certificate of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 4.2 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-114861) filed with the Securities and Exchange Commission on September 23, 2004).

4.3
Specimen Warrant Certificate of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 4.3 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-114861) filed with the Securities and Exchange Commission on September 23, 2004).

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

10.9*
Employment agreement between St. Bernard Software, Inc. and Thalia Gietzen executed September 15, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2009).

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

10.19
Ninth Amendment to Loan and Security Agreement between EdgeWave, Inc. and Silicon Valley Bank dated June 30, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).

10.20
Tenth Amendment to Loan and Security Agreement between EdgeWave, Inc. and Silicon Valley Bank dated September 8, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2011).

10.21*
Employment Agreement between EdgeWave, Inc. and Louis E. Ryan executed September 14, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2011).

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

EDGEWAVE, INC.

Dated: November 10, 2011	By:	/s/ Louis E. Ryan
Louis E. Ryan Chief Executive Officer and Chairman of the Board of Directors