Form 10-K
period 2011-12-31
EdgeWave, Inc.
filed 2012-03-30
CIK 1288496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of June 30, 2011 was $1,371,293, based on the last reported sale of $0.25 per share on June 30, 2011.

As of March 29, 2012, a total of 17,023,933 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Refer to Exhibits set forth in Item 15 of this Form 10-K.  Refer to Part III of this Form 10-K for information incorporated by reference to the registrant’s proxy statement for its 2012 annual stockholders’ meeting.

EDGEWAVE, INC.

ANNUAL REPORT ON FORM 10-K FOR
THE FISCAL YEAR ENDED DECEMBER 31, 2011

PART I

Item 1.  Business

EdgeWave, Inc., a Delaware corporation (“we,” “us,”  “our,” the “Company”, or “EdgeWave”) develops and markets on demand, on-premises, and hybrid Secure Content Management (“SCM”) solutions to the mid-enterprise and service provider markets. The EdgeWave portfolio of web and email security technologies deliver SCM with ease of deployment and the lowest Total Cost of Ownership (“TCO”) on the market. The Company’s award-winning iPrism Web Security appliance and ePrism Hosted Email Security Suite can be delivered as hosted, on-premises, and hybrid services. With approximately 6,500 customers and over 200 partners worldwide, EdgeWave strives to deliver simple, high performance solutions that offer excellent value.

On July 28, 2010, the Company entered into an Asset Purchase Agreement (“APA”) with Red Condor, Inc., an award-winning provider of fully managed email security solutions, pursuant to which the Company purchased substantially all of the assets and assumed certain liabilities of Red Condor in return for unregistered shares of Common Stock of the Company.  The acquisition builds upon the success of the Company’s existing hybrid platform as Red Condor’s managed security solution is a natural extension of the Company’s product portfolio and business strategy.  As a result of the acquisition, the Company gained a highly scalable on-demand platform, a sophisticated Threat Analysis Center, and a world class provisioning engine.

Customers can purchase EdgeWave solutions directly from us, or through our network of distributors, value-added resellers and service providers. On-premises purchases typically consist of an initial hardware purchase (appliance) and filtering subscription, whereas our hosted services only require a subscription. Our primary customers are IT executives, managers and administrators, as well as Internet Service Providers (“ISPs”) and Managed Service Providers (“MSPs”).

The EdgeWave portfolio of SCM solutions includes:

●
A suite of security solutions that protects organizations from the external threat of cyber-attacks while defending against internal threats associated with data loss, intellectual property exposure, or decline in employee productivity;

●	Flexible, policy-driven solutions that protect organizations whether users are accessing the network internally or from a remote location;

●
Robust solutions that are easy to deploy, with options for enhanced provisioning that include on-premises and managed appliances, hosted services, and unique hybrid solutions designed to meet the Company security requirements; and

●	Technical support including the EdgeWave ProCare Elite program.

Products

The Company has developed SCM products and services that deliver a broad range of solutions designed to protect organizations from current and emerging threats. The Company’s solutions can be delivered as on-premises, hosted and hybrid services, and combine excellent performance with ease of use, world class customer support, and low TCO.

The EdgeWave SCM portfolio of products includes:

iPrism Web Security

iPrism Web Security includes scalable on-premises and hybrid solutions for Web security.

●
iPrism Web Security solutions protect networks from Internet-based threats and help enforce corporate security and acceptable use policies by blocking access to recreational or non-business related websites via granular policy enforcement. iPrism protects organizations by blocking URLs and Internet applications and preventing damaging spyware and other forms of malware from polluting corporate networks.

ePrism Messaging Security Suite

The ePrism hosted Messaging Security Suite includes highly scalable managed solutions for inbound and outbound email filtering, email encryption, email data loss protection, email continuity and archiving.

●
ePrism Hosted Email Security solutions eliminate spam and virus intrusions through policy-based content inspection of both inbound and outbound messages. Outbound email filtering also prevents confidential or sensitive information from being purposely or inadvertently leaked outside an organization. ePrism’s no-touch email security is available in flexible delivery options that include fully managed appliances and hosted cloud services.

●
ePrism Email Data Loss Protection (“DLP”) helps organizations reduce legal liability by monitoring and analyzing data being sent out of the network to detect private content in data in motion, and prevent sensitive and protected data from leaving the network. ePrism DLP includes a content analysis and policy engine that uses proprietary technology to keep private information from being transmitted via outgoing email.

●
ePrism Email Encryption assures the secure delivery of email to customers, vendors, partners, and other individuals, with next-generation technology that eliminates the cost and complexity associated with many traditional encryption services.

●
ePrism Email Continuity can be implemented as a key part of any organization’s disaster recovery plan, as it provides users with continued email access in the event of a planned or unplanned server outage. Email Continuity allows users to read, reply to, and create new messages easily without any interruption of business-critical communication.

●
ePrism Secure Email Archive indexes and retains all email in an unalterable state to help meet regulatory compliance requirements, litigation issues, storage management needs, and business best practices guidelines. As an in-the-cloud service, ePrism Archive offers unlimited capacity and retention time, so scalability is assured and the ePrism secure data collection technology provides comprehensive interoperability with all messaging systems.

Marketing, Sales and Distribution

EdgeWave sells and markets its products and services both directly to end-users and through a variety of indirect sales channels, which include distributors, value-added resellers (“VARs”), Service Providers (“ISPs” and MSPs”), and Original Equipment Manufacturers (“OEMs”).

Direct Sales to End-Users and VARs.  EdgeWave’s sales team sells products and services primarily in North America. Typical end-user engagements are consultative and solution-oriented, and include the collaboration of technical and sales personnel to tailor solutions to meet specific customer requirements. EdgeWave’s sales efforts are focused on network administrators and IT personnel who are responsible for their organization’s IT initiatives and data center management. In addition, EdgeWave offers its solutions through a global network of distributors, value-added resellers, system integrators, and service providers. EdgeWave provides products to channel partners and customers under non-exclusive reseller license agreements, shrink-wrap or click-wrap licenses for some products, without transferring title of its software products.

Marketing.  Our marketing initiatives are designed to increase recognition of EdgeWave as a leading provider of SCM solutions; increase awareness of the potential risks associated with unmanaged use of corporate computing resources; and to generate qualified leads for our sales team, and channel partners.

Software as a Service (“SaaS”) and Deferred Revenue

A typical sale of an EdgeWave product consists of a software license or an appliance accompanied by a subscription component. The subscription component includes traditional maintenance support (telephone support and product upgrades) as well as database updates, as frequent as hourly. The subscription component percentage of the original sale varies from 25% to 100% depending on the product line. The subscriptions are generally available for one to five years. Renewal of the subscriptions is an important and growing part of EdgeWave’s business.  EdgeWave currently achieves renewal rates of 75% to 85%, depending on the product line, which results in recurring revenues. Even though the full payment for a subscription or renewal, as the case may be, is generally received at the time of renewal, the revenue is recognized over the subscription or renewal period resulting in deferred revenue on the balance sheet. Deferred revenue was approximately $22.2 million and $21.7 million at December 31, 2011 and 2010, respectively. Deferred revenue represents subscription and product maintenance orders for EdgeWave’s software products that have been billed to and paid (or remaining in accounts receivable) by its customers and for which revenue will generally be earned over the term of the applicable subscription period.

Subscription revenue recognized was $14.4 million and $14.3 million for the years ended December 31, 2011 and 2010, respectively. Subscription revenue, which also includes revenue from maintenance, is generally recognized over the subscription and maintenance period of 12 to 60 months.

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

Customers

EdgeWave’s products and services are used by a diverse range of customers including large corporations, small and medium-sized businesses, governmental entities, and educational institutions.  As of December 31, 2011, EdgeWave had approximately 6,500 customers. For the years ended December 31, 2011 and 2010, no single end-user customer or distributor accounted for more than 10% of EdgeWave’s net revenue.

Competition

The primary competitors within the Secure Content Management landscape are stratified across two main tiers:

●	McAfee, Symantec, Cisco
●	Websense, Barracuda, Trustwave, Blue Coat

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

Material Supplier

EdgeWave’s iPrism products have historically been sold with computer hardware appliances designed and manufactured by one vendor, located in the United States. This vendor represented 94.0% and 95.0%, respectively, of our appliance cost of sales in 2011 and 2010.  This vendor accounted for approximately $2.2 million (17.1%) and $2.9 million (19.5%) of the Company’s total purchases during 2011 and 2010, respectively.  At December 31, 2011 and 2010, the amount payable to this vendor was approximately $723,000 and $407,000, respectively. If this vendor unexpectedly stopped supplying the appliances, EdgeWave could experience an interruption in its ability to supply customers with the iPrism product.

Research and Development

EdgeWave’s web security research and development efforts have been directed toward new feature enhancements in parallel to continual improvement of its secure web gateway appliances. During 2011, the company’s development efforts were split between new iPrism software version releases and new hardware releases.

Major software research and development efforts included iPrism software version 6.5 release along with its Circumvention Defense Network (“CDN”) and the incorporation of additional threat data through partnerships and organic growth.  The latter portion of 2011 was spent developing the next major version of iPrism 7.0 which is slated for a 2012 release.  iPrism software version 7.0 includes support for high availability, Virtual LAN (“VLAN”) Trunking, quotas and warnings, and integration with the popular YouTube education portal, among other features.

EdgeWave also revamped its Web Security appliance portfolio in 2011, with the introduction of the 5-series appliances to replace the outgoing 10-series systems. The new 5-series hardware features improved ease of installation, better optimization of compute cycles, and is more energy efficient. iPrism software version 6.520 was released to support the new 5-series hardware.

During 2011 we developed and released version 2.0 of our Remote Filtering Client and associated cloud services, which provided for unattended upgrades and enhanced filtering capabilities.

EdgeWave’s messaging security research and development efforts have been directed toward new feature enhancements in parallel to continual improvement of its secure e-mail gateway appliances and services. During 2011, we integrated a new email archiving service, integrated a new DLP service, and developed a new secure email delivery service. Throughout the year research and development focused on improvements to the SaaS infrastructure in support of a blended web / email security offering.  These efforts will continue in 2012.

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

As part of EdgeWave’s confidentiality procedures, it generally enters into non-disclosure agreements with its employees, distributors and corporate partners and license agreements with respect to software, documentation and other proprietary information. Edgewave’s license agreements are also generally non-transferable without EdgeWave’s consent. EdgeWave also employs measures to protect its facilities, equipment and networks.

Trademarks and Copyrights

EdgeWave, St. Bernard, Red Condor, iPrism, iGuard, and ePrism logos are trademarks or registered trademarks in the United States and other countries. In addition to “EdgeWave” and the other company related logos, the Company has used, registered and/or applied to register other specific trademarks and service marks to help distinguish its products, technologies and services from those of its competitors in the U.S. and foreign countries and jurisdictions. EdgeWave enforces its trademark, service mark and trade name rights in the U.S. and abroad. The duration of EdgeWave’s trademark registrations varies from country to country and in the U.S. EdgeWave generally is able to maintain its trademark rights and renew any trademark registrations for as long as the trademarks are in use.

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

Employees

As of December 31, 2011, the Company had 110 employees, including 16 employees in technical support, 35 in research and development, 39 in sales and marketing, and 20 in general and administrative services. EdgeWave has not entered into any collective bargaining agreements with its employees and believes that relations with its employees are good. The Company believes that its future success will depend in part upon the continued service of its key employees and on its continued ability to hire and retain qualified personnel.

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

We derive a majority of our revenues from a small number of software products, which includes iPrism, ePrism, and related subscription and maintenance services. In particular, our future success depends in part on achieving substantial revenue from customer renewals for subscriptions. Our customers have no obligation to renew their subscriptions upon expiration. If our products fail to meet the needs of our existing and target customers, or if they do not compare favorably in price and performance to competing products, our growth or expectations will be limited. Subscriptions typically have durations of 12 to 60 months. As a result, a majority of the revenue we report in each quarter is the recognition of previously deferred revenue from subscription agreements entered into and paid for during previous quarters. Because of this financial model, the revenue we report in any quarter or series of quarters may mask significant downturns in sales and the market acceptance of our products. We are particularly vulnerable to fluctuations in demand for these products, whether as a result of competition, product obsolescence, technological change, budget constraints of our potential customers, or other factors. If revenue derived from these software products were to decline significantly, including customers not renewing subscriptions, our business, financial condition, and operating results would be adversely affected.

General economic conditions could adversely affect the spending for our products.

If general economic conditions in the U.S. economy do not continue to improve, customers may reduce spending for our products.  This reduced spending by our consumers could result in reductions in sales of our products, longer sales cycles, and an increased concentration on price competitiveness. We may also experience a delay in the payment of our customers’ obligations to us, which would increase our credit risk exposure and cause a decrease in operating cash flows. If our resellers experience excessive financial difficulties and/or insolvency, and we are unable to successfully transition end users to purchase our product from other resellers or directly from us, our sales could also decline. Any of the events listed above could have a material adverse effect on the Company's business, financial condition and results of operations.

We have a history of losses and there can be no assurances that we will become profitable or achieve/maintain positive cash flow, and we may need additional sources of funding.

We have a history of losses and have not been able to achieve profitability. Our net loss for the years ended December 31, 2011 and 2010 was $4.6 million and $3.6 million, respectively. Our cumulative net loss was approximately $57.9 million and $53.3 million as of December 31, 2011 and 2010, respectively. If we are not able to achieve profitability and maintain positive cash flows, we may be required to look for additional sources of financing.

Our ePrism (formerly Red Condor) product may not be successful and we may not successfully advance its development in a manner that will be cost-effective or accepted by current or potential customers.

We have invested significant resources in our ePrism (formerly Red Condor) product and related service offerings. We are continuing to refine the efficiency and effectiveness of the technology and services underlying this product, and will need to continue to expend substantial amounts to develop the infrastructure to support these products. ePrism is a relatively new suite of products and services which includes inbound and outbound email filtering, email encryption, email data loss protection, email continuity and archiving.   If we are unable to further refine the technology underlying within ePrism in the manner we believe is possible to the satisfaction of current and future customers, if we are unable to increase the penetration of market for the product suite for which ePrism is intended, or if our research and development efforts and expenses related to the development of ePrism exceed the efforts or expenses which we believe are appropriate for this product, we may not realize the projected contribution of ePrism to our revenues, and we may ultimately be required to discontinue this product or adjust our projections and expectations regarding its contribution to our business and the impact on our future financial condition.  Any of the events listed above could have a material adverse effect on the Company's business, financial condition and results of operations.

If we fail to manage our direct sales and indirect sales channels effectively, our sales could decline.

We market our products and related services both directly to end-users and through a variety of indirect sales channels, which include VARs, distributors, system integrators and OEMs.

Direct Sales. A significant portion of our revenue is derived from sales by our own sales force to end-users. This sales channel involves a number of special risks, including sales cycles associated with direct sales efforts, difficulty in hiring, training, retaining and motivating a direct sales force, and the requirement of a substantial amount of training for sales representatives to become productive, and training that must be updated to cover new and revised products.

If we are unable to maintain and expand, or enter into new, indirect sales channels relationships our operating results would decline.

Our indirect sales channels accounted for 40.8% and 37.3% of our revenue in 2011 and 2010, respectively. We intend to continue to rely on our indirect sales channels for a significant portion of our revenue. We depend on our indirect sales channels, including value-added resellers, distributors, ISPs, and providers of managed Internet services, to offer our products to a larger customer base than can be reached through a direct sales effort. None of these parties are obligated to continue selling our products or to make any purchases from us. If they are unsuccessful in their efforts or are unwilling or unable to market and sell our new product offerings, our business, financial condition, and operating results will suffer. We cannot control the level of effort these parties expend or the extent to which any of them will be successful in marketing and selling our products. Some of our indirect sales channels also market and sell products that compete with our products or may decide to do so in the future. We may not be able to prevent these parties from devoting greater resources to support our competitors’ products and/or eliminating their efforts to sell our products.

We face increasing competition, which places pressure on our pricing and which could prevent us from increasing revenue or achieving profitability. In addition, we may face competition from better-established companies that have significantly greater resources.

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

We also face current and potential competition from vendors of operating systems and networking hardware, many of which now, or may in the future, develop and/or bundle security, patch management or other competitive products with their products. We compete against, and expect increased competition from, anti-virus software developers, traditional network management software developers and Web management service providers. If security functions become standard features of internet-related hardware or software, the demand for our products will decrease. Furthermore, even if our products provide greater functionality and are more effective than certain other competitive products, potential customers might accept limited functionality as part of an unbundled solution in lieu of purchasing separate products which require more administration. In addition, our own indirect sales channels may decide to develop or sell competing products instead of our products. Many of our potential competitors have substantial competitive advantages, such as greater name recognition and larger marketing budgets and resources, established marketing relationships and access to larger customer bases, and substantially greater financial, technical and other resources. As a result, they may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. For all of the foregoing reasons, we may not be able to compete successfully against our current and future competitors, and our results of operations could be adversely affected.

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

If we are not able to develop new and enhanced products that achieve widespread market acceptance, we may be unable to recover product development costs, and revenue may decline.

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

Our existing and target customers are small, medium, and enterprise businesses as well as government and education institutions. These businesses are more likely to be significantly affected by economic downturns than larger, more established businesses. Additionally, these customers often have limited discretionary funds, which they may choose to spend on items other than security software products and services. If small, medium, and enterprise businesses experience economic hardship, they may be unwilling or unable to expend resources to develop or improve their IT security, which would negatively affect the overall demand for our products and services, and could cause our revenue to decline.

We have secured additional funding through debt financing which includes numerous covenants and debt-related obligations that may adversely affect our business and affect the value of our common stock.

In 2007, the Company entered into the SVB Loan Agreement. The Company borrows and makes repayments under the revolving credit facility depending on its liquidity position. At December 31, 2011, the total amount outstanding under the Revolving Line was $1.7 million and the Company had a remaining borrowing availability of $432,000.  The company also has term loans outstanding with SVB.  At December 31, 2011, the total amount outstanding under Term Loans was $558,000, which represents the total amount available pursuant to these loans.

On December 5, 2011, the Company issued convertible notes payable in the amount of $4.5 million (“2011 Convertible Notes”) to certain holders of the convertible notes payable issued by the Company in 2010 (“2010 Convertible Notes”).  Approximately $3.0 million of the total gross proceeds from the 2011 Convertible Notes was used to retire the 2010 Convertible Notes. As of December 31, 2011 principal and accrued interest on the outstanding convertible notes totaled $4.8 million.

The limitations our outstanding debt imposes on us could have important consequences: (i) it may be difficult for us to satisfy our obligations, (ii) we may be less able to obtain additional debt financing in the future, (iii) we could be less able to take advantage of significant business opportunities, including acquisitions or divestitures, as a result of debt covenants, (iv) a breach of the terms of any of our debt instruments could have a material effect on the Company and (v) we could be at a competitive disadvantage to competitors with less debt.

Our future capital requirements and potentially limited access to financing may harm our ability to develop products and fund our operations.

We expect to continue spending substantial resources on research and development efforts to improve our iPrism Web Security and our ePrism Messaging Security Suite. To the extent our revenues and borrowing arrangements are insufficient to fund our ongoing research and development efforts, we may need to raise additional funding. Any additional funding we seek would likely be accomplished through equity or debt financings which would require the consent of Silicon Valley Bank (“SVB”) and Partners for Growth III. L.P. (“PFG”). We may not be able to obtain additional financing on terms that are favorable to us or at all. If we acquire funds by issuing securities, dilution to existing stockholders will result. Our failure to obtain additional funding may require us to delay, reduce the scope of, or eliminate one or more of our current research and development projects.

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

Our database categories and our process for classifying websites and software applications within those categories are subjective and we may not be able to categorize websites and software applications in accordance with our customers’ expectations.

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

Our database categories and our process for classifying websites and software applications within those categories are subjective and we may not be able to categorize websites and software applications in accordance with our customers’ expectations.

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

Software products frequently contain errors or failures, especially when first introduced or when new versions are released. Our end-user customers use our products in applications that are critical to their businesses, including for data protection and recovery, and may have a greater sensitivity to defects in our products than to defects in other, less critical software products. If a customer loses critical data as a result of an error in or failure of our software products or as a result of the customer’s misuse of our software products and license agreements, the customer could suffer significant damages and seek to recover those damages from us. Although our products generally contain protective provisions limiting our liability, a court could rule that these provisions are unenforceable. If a customer is successful in proving its damages and a court does not enforce our protective provisions, we could be liable for the damages suffered by our customers and other related expenses, which could adversely affect our operating results.

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

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As the number of entrants into our market increases, the possibility of an intellectual property claim against us grows. Our technologies and products may not be able to withstand any third-party claims or rights against their use. In addition, we also license products from third parties under various license agreements.  Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle, and could divert management attention from executing our business plan. There can be no assurance that we would be successful in any such suit.  If we were we to lose any such claim, then the damages awarded could have a materially adverse effect on our business, financial condition, and results of operation.

In the normal course of business, the Company is occasionally named as a defendant in various lawsuits. On September 7, 2010, an action was filed in the United States District Court Eastern District of Texas by Wordcheck Tech, LLC (the “Plaintiff”) against the Company as well as other co-defendants, claiming certain products, which are manufactured by an unrelated third party and sold by the Company, allegedly infringe upon U.S. Patent No. 6,782,510 entitled “Word Checking Tool For Controlling The Language Content In Documents Using Dictionaries With Modifyable Status Fields” which was issued on August 24, 2004. On December 19, 2011, the suit was dismissed with prejudice.

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

Our executive officers, directors and affiliates own approximately 65.7% of our voting stock as of December 31, 2011. These stockholders can have a substantial influence on all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in control or discouraging a potential acquirer from attempting to obtain control of the Company, which in turn could have a material adverse effect on the market price of our common stock or prevent stockholders from realizing a premium over the market price for their shares.

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

We will need to effectively manage the growth of our organization, operations, and facilities in order to successfully sell our services and appliances to reach profitability. Our need to effectively manage our operations and grow our business requires that we continue to improve our operational, financial and management controls, reporting systems, and procedures. We may not be able to maintain these improvements, which will not allow us to reach our strategic objectives and become profitable.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company leases approximately 37,000 square feet of office space in San Diego, CA which serves as it headquarters, and which provides space for the Company’s sales, research and development, and administrative personnel. The current lease expires in May 2016.

The Company also leases approximately 5,000 square feet of office space in Rohnert Park, CA which predominately provides office space for its sales and research and development group relating to its ePrism product line.  The current lease expires in May 2012.

Item 3.  Legal Proceedings

In the normal course of business, the Company is occasionally named as a defendant in various lawsuits. On September 7, 2010, an action was filed in the United States District Court Eastern District of Texas by Wordcheck Tech, LLC (the “Plaintiff”) against the Company as well as other co-defendants, claiming certiain products, which are manufactured by an unrelated third party and sold by the Company, allegedly infringe upon U.S. Patent No. 6,782,510 entitled “Word Checking Tool For Controlling The Language Content In Documents Using Dictionaries With Modifyable Status Fields” which was issued on August 24, 2004. On December 19, 2011, the suit was dismissed with prejudice.

Item 4.  Mine Safety Disclosures

Not applicable.

12

 PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since February 17, 2005, our Common Stock has been traded on the Over-the-Counter Bulletin Board. The table below sets forth, for the calendar quarters indicated, the high and low bid prices of the EdgeWave common stock as reported on the Over-the-Counter Bulletin Board. The over-the-counter market quotations reported below reflect inter-dealer prices, without markup, markdown or commissions and may not represent actual transactions.

	High	Low
Fiscal Year 2011
Fourth Quarter	$0.35	$0.17
Third Quarter	$0.50	$0.25
Second Quarter	$0.58	$0.20
First Quarter	$0.75	$0.21

Fiscal Year 2010
Fourth Quarter	$0.87	$0.51
Third Quarter	$0.60	$0.30
Second Quarter	$0.55	$0.15
First Quarter	$0.24	$0.14

Stockholders

As of December 31, 2011, there were approximately 142 holders of record of our Common Stock.

Dividends

No cash dividends have been paid on our Common Stock during our two most recent fiscal years, and EdgeWave does not intend to pay cash dividends on its Common Stock in the immediate future.

Recent Sales of Unregistered Securities

Convertible Notes Payable

As previously reported on Current Reports on Form 8-K filed on December 9, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) on December 5, 2011 with certain investors (“Investors”) pursuant to which the Company issued and sold to the Investors in a private placement (the “Financing”) secured subordinated convertible notes payable in the aggregate principal amount of $4.5 million (the “Notes”).   The aggregate consideration paid for the Notes by the Investors was $4.5 million.  Of this amount, pursuant to the Purchase Agreement, approximately $3.0 million was paid by the Investors using the proceeds of the prepayment by the Company of certain outstanding convertible notes issued in 2010, which prepayment occurred simultaneously with the issuance of the Notes. The Investors are “accredited investors” within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) and the Notes have been issued without registration under the Securities Act or state securities laws in reliance on the exemptions provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Company did not engage any underwriters for this private placement.

The Notes bear interest at the rate of 7.00% per annum with accrued interest and principal due and payable on the maturity date of December 4, 2015.  The note holders may convert the Notes in whole or in part at any time prior to the maturity date into shares of Common Stock of the Company at a conversion price of $0.70.  Following the occurrence of any period of 60 consecutive trading days where the average closing price of the Common Stock of the Company is equal to or greater than $1.00 per share, the entire unpaid principal amount of the Notes together with any unpaid interest shall be converted into Common Stock of the Company at the conversion price of $0.70.

The Notes may be prepaid in whole or in part from time to time and at any time prior to maturity without penalty or premium subject to the Investors’ right to convert the Notes upon receipt of notice of such prepayment.   The obligations represented by the Notes are secured by a security interest in the assets of the Company.  Upon the occurrence of any event of default, the holders of the 2011 Convertible Notes may elect to call the principal amount, plus all accrued but unpaid interest on the 2011 Convertible Notes then outstanding immediately due and payable. See Note 7 to the accompanying consolidated financial statements.

Repurchase of Equity Securities

During the fiscal quarter and year ended December 31, 2011, we did not repurchase any shares of our common stock.

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

Our Business

We develop and market on demand, on-premises, and hybrid SCM solutions to the mid-enterprise and service provider markets. The EdgeWave portfolio of web and email security technologies delivers SCM with ease of deployment and the lowest TCO on the market. The Company’s award-winning iPrism Web Security appliance and ePrism hosted Email Security Suite can be delivered as hosted, on-premises, and hybrid services. With approximately 6,500 customers and over 200 partners worldwide, EdgeWave strives to deliver simple, high performance solutions that offer excellent value.

On June 15, 2011, the shareholders of the Company approved the amendment of the Company’s Certificate of Incorporation to change our corporate name from St. Bernard Software, Inc. to EdgeWave, Inc.

Customers can purchase EdgeWave solutions directly from us, or through our network of distributors, value-added resellers and service providers. On-premises purchases typically consist of an initial hardware purchase (appliance) and filtering subscription, whereas our hosted services only require a subscription. Our primary customers are IT executives, managers and administrators as well as ISPs and MSPs.

Overview of Our Financial Results and Financial Position

We reported revenues of $18.0 million for the year ended December 31, 2011, compared to $18.1 million in the same period in 2010, a decrease of 0.14%; a net loss for the year ended December 31, 2011 of $4.6 million, compared to a net loss of $3.6 million in the same period in 2010; and net basic and diluted loss per share for the year ended December 31, 2011 of $0.28, compared to a net basic and diluted loss per share of $0.25 reported in the same period in 2010.

Cash used by operations was $3.0 million and $1.1 million for the years ended December 31, 2011 and 2010, respectively. The net increase in the cash used by operating activities was the result of additional expenses resulting from the integration of operations associated with the Red Condor transaction.

As of December 31, 2011, we had cash and cash equivalents of $2.6 million and availability under an existing credit facility with SVB of $432,000.  In January 2012, we received proceeds of $1.5 million in connection with a loan with PFG.  In the opinion of management, our existing cash resources as of December 31, 2011, proceeds from the January 2012 loan with PFG, projected improvements in operating results, collections on future billings and borrowing availability under existing credit facilities will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected collections will be realized or that the Company will improve operating results so that positive cash flow from operating activities will be achieved.

Critical Accounting Policies and Estimates

There are several accounting policies that are critical to understanding our historical and future performance because these policies affect the reported amounts of revenue and other significant areas in our reported financial statements and involve management’s judgments and estimates. These critical accounting policies and estimates include:

●	revenue recognition;
●	allowance for doubtful accounts;
●	impairment of goodwill and long-lived assets;
●	accounting for income taxes;
●	warranty obligation; and
●	accounting for stock based compensation.

These policies and estimates and our procedures related to these policies and estimates are described in detail below and under specific areas within the discussion and analysis of our financial condition and results of operations. Please refer to Note 1, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements of EdgeWave for the year ended December 31, 2011 included herein for further discussion of our accounting policies and estimates.

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

Impairment of Goodwill and Long - Lived Assets

In accordance with FASB ASC 350-20-35, “Intangibles - Goodwill and Other”, management tests our goodwill for impairment annually, or more frequently if events or changes in circumstances suggest that the carrying amount may not be recoverable. Based upon their impairment analysis performed during the fourth quarter of 2011, management of the Company has concluded there was no impairment of goodwill at December 31, 2011.

In accordance with FASB ASC 360-10-35, “Property, Plant, and Equipment”, management reviews our long-lived asset groups, including property and equipment and other intangible assets, for impairment whenever events indicate that their carrying amounts may not be recoverable. Some of the events that we consider as impairment indicators for our long-lived assets, including goodwill, are:

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

When management determines that one or more impairment indicators are present for an asset group, we compare the carrying amount of the asset group to net future undiscounted cash flows that the asset group is expected to generate. If the carrying amount of the asset group is greater than the net future undiscounted cash flows, an impairment loss is recognized for the excess of the carrying amount of the asset group over its fair value. The management of the Company has concluded that there were no impairment indicators relating to long-lived assets as of the end of fiscal years 2011 and 2010.

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

Accounting for Income Taxes

We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This process requires that management estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences identified are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. Management’s judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, its interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or management’s interpretation of tax laws, and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our balance sheet and results of operations. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance if required.  As of December 31, 2011 and 2010, we fully reserved the deferred tax assets resulting in a tax expense of $7,000 and $3,000, respectively. The deferred tax assets include net operating losses and may be subject to significant annual limitation under certain provisions of the Internal Revenue Code of 1986, as amended. Management’s determination of the valuation allowance is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income and the relative proportion of revenue and income before taxes in the various domestic and international jurisdictions in which we operate.

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

Accounting for Stock Based Compensation

The Company has three share-based compensation plans (collectively, the “Plans”), which provide for the issuance of options, stock grants, and stock-based awards to employees and others as deemed appropriate by the Board of Directors. Terms of options issued under the Plans generally include an exercise price equal to the estimated fair value of the underlying common stock at the date of grant, vesting periods generally between three and five years, and expiration dates not to exceed ten years from the date of grant. As of December 31, 2011, the Company had 3,470,351 option shares outstanding and 1,223,707 option shares available for issuance, of which 252,687 shares of restricted stock are outstanding but unvested under the Plans.  Stock-based compensation expenses of approximately $244,000 and $174,000 for the years ended December 31, 2011 and 2010, respectively, were charged to operating expenses. The effect on loss per share as a result of the stock based compensation expense was approximately $0.01 for the years ended December 31, 2011 and 2010. The tax effect was immaterial.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected life of the stock options granted, the expected stock price volatility factor, and the pre-vesting option forfeiture rate. The fair value of options granted during the years ended December 31, 2011 and 2010 was calculated using the Black-Scholes option pricing model (“Black-Scholes”) using the valuation assumptions. The Company estimates the expected life of stock options granted based upon management’s consideration of the historical life of the options and the vesting and contractual period of the options granted. The Company estimates the expected volatility factor based on the weighted average of the historical volatility of three publicly traded surrogates of the Company and the Company’s implied volatility from its common stock price. The Company applies its risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The Company has no history or expectation of paying any cash dividends on its common stock.  Forfeitures are estimated based on historical experience.

Commitments and Contingencies

In the normal course of business, the Company is occasionally named as a defendant in various lawsuits. On September 7, 2010, an action was filed in the United States District Court Eastern District of Texas by Wordcheck Tech, LLC (the “Plaintiff”) against the Company as well as other co-defendants, claiming certiain products, which are manufactured by an unrelated third party and sold by the Company, allegedly infringe upon U.S. Patent No. 6,782,510 entitled “Word Checking Tool For Controlling The Language Content In Documents Using Dictionaries With Modifyable Status Fields” which was issued on August 24, 2004. On December 5, 2011, the suit was dismissed with prejudice.

Results of Operations of EdgeWave, Inc.

Comparison of Fiscals Years Ended December 31, 2011 and 2010 (amounts in tables presented in thousands, except percentages)

Revenues	For the Years Ended December 31,
	2011	2010	% Change
Total revenues	$18,045	$18,071	(0.1)%

Revenues decreased $26,000 for the year ended December 31, 2011, compared to the same period in 2010. See the discussion of changes in subscription and appliance revenues below.

Subscription Revenues	For the Years Ended December 31,
	2011	2010	% Change
Subscription revenues	$14,418	$14,252	1.2%
As a percentage of revenues	79.9%	78.9%

For the year ended December 31, 2011 our subscription revenues increased approximately $166,000 compared to the same period in 2010 primarily due to the addition of the ePrism line of products. The subscription renewal rates for our products range from 75% to 85%.

Appliance Revenues	For the Years Ended December 31,
	2011	2010	% Change
Appliance revenues	$3,623	$3,763	(3.7)%
As a percentage of revenues	20.1%	20.8%

For the year ended December 31, 2011, appliance revenues decreased approximately $140,000 compared with the respective period in 2010 due mainly to the shipping of fewer appliances coupled with pricing pressures to discount our appliances to stay competitive in the current economy.

Cost of Revenues	For the Years Ended December 31,
	2011	2010	% Change
Total cost of revenues	$5,343	$4,845	10.3%
Gross margin percent	70.4%	73.2%

 Cost of revenues consist primarily of the cost of contract manufactured hardware, technical support salaries, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Total cost of revenues increased $498,000 for the year ended December 31, 2011 compared to the same period in 2010.  See the discussion of changes in the cost of subscription and appliance revenues below.

Cost of Subscription Revenues	For the Years Ended December 31,
	2011	2010	% Change
Total cost of subscription revenues	$2,971	$2,259	31.5%
Gross margin percent	79.4%	84.1%

The cost of subscription revenues primarily includes the cost of our technical support group and network colocation costs.  The increase of $712,000 for the year ended December 31, 2011 compared to the same period in 2010 was mainly due to increases to compensation expenses related to the assumed workforce of the Red Condor technical support group and the cost of sales for subscriptions for an additional product line.

Cost of Appliance Revenues	For the Years Ended December 31,
	2011	2010	% Change
Total cost of appliance revenues	$2,370	$2,572	(7.9)%
Gross margin percent	34.6%	31.7%

The cost of appliance revenues, which includes contract manufactured equipment, warranty expense, and packaging and freight decreased approximately $202,000 for the year ended December 31, 2011 compared to the same period in 2010 mainly due to the shipping of fewer appliances and a reduction in warranty expenses.

Sales and Marketing	For the Years Ended December 31,
	2011	2010	% Change
Total sales and marketing	$8,525	$7,629	11.7%
As a percentage of revenues	47.2%	42.2%

Sales and marketing expense consists primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the year ended December 31, 2011 sales and marketing expense increased 11.7%, or approximately $896,000, over the same period in 2010 primarily due to increases in compensation expenses related to the assumed workforce from Red Condor and additional travel expenses.

Research and Development	For the Years Ended December 31,
	2011	2010	% Change
Total research and development	$5,040	$4,325	16.5%
As a percentage of revenues	27.9%	23.9%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The net increase of $715,000 for the year ended December 31, 2011 compared to the same period in 2010 was primarily the result of an increase in compensation costs related to the assumed workforce of Red Condor research and development engineers.  We expect research and development expenses as a percentage of revenues to increase in 2012 as compared to 2011.

We currently have research and development facilities in San Diego and Rohnert Park, CA. Management believes that a significant investment in research and development is required to remain competitive and we expect to continue to invest in research and development activities.

General and Administrative	For the Years Ended December 31,
	2011	2010	% Change
Total general and administrative	$3,649	$4,539	(19.6)%
As a percentage of revenues	20.2%	25.1%

General and administrative expenses, which consist primarily of salaries and related benefits,  fees for professional services, such as legal and accounting services, stock-based compensation, and insurance decreased approximately $890,000 for the year ended December 31, 2011, compared to the same period in 2010. The most significant decreases during the year ended December 31, 2011 included decreases in lease and rents expense of $728,000 and legal and accounting expenses of approximately $253,000, offset by increases in compensation expenses of $138,000. During the third quarter of 2010, the Company purchased the Red Condor product line and assumed a majority of its workforce. A significant portion of the legal expenses incurred as a result of this transaction was expensed during the third quarter of 2010.

Interest and Other Income, Net	For the Years Ended December 31,
	2011	2010	% Change
Total interest and other income, net	$70	$275	(74.5)%
As a percentage of revenues	0.4%	1.5%

Interest and other income, net, includes interest expense, interest income, and other income. For the year ended December 31, 2011, interest and other income, net included interest expense due to short-term borrowings outstanding of $263,000, offset by gains on the settlement of previously outstanding accounts of $135,000 and gain on the change in the fair value of the warrant derivative liability of approximately $58,000.  For the year ended December 31, 2010, interest and other income, net included interest expense due to short-term borrowings outstanding of $174,000 and a loss on the change in the fair value of the warrant derivative liability of approximately $101,000.

Loss on Sale of Assets	For the Years Ended December 31,
	2011	2010	% Change
Loss on sale of assets	$-	$29	(100.0)%
As a percentage of revenues	0.0%	0.2%

The loss for the year ended December 31, 2010 consisted of disposals of fixed assets during 2010 related to our corporate move.

Adopted Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing of Goodwill for Impairment (“ASU 2011-08”)”. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for the fiscal year beginning after December 15, 2011, and early adoption is permitted. We have elected to early adopt this guidance and it was applied to our 2011 annual goodwill impairment testing conducted during the fourth quarter of 2011. This guidance did not have a material effect on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Based on its early adoption of ASU 2011-08, as described above, the Company used the more robust qualitative assessment factors included in ASU 2011-08 in its qualitative analysis of potential goodwill impairment performed under the ASU 2010-28 guidance. The adoption of ASU 2010-28 during the first quarter of 2011 did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple - Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”).  ASU 2009-13 establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after September 15, 2010.  The adoption of ASU 2009-13 during the first quarter of 2011 did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements - a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”).  ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments for ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after September 15, 2010. Early application is permitted. The adoption of ASU 2009-14 during the first quarter of 2011 did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure in U.S. GAAP and IFRS” (“ASU 2011-04”), to provide consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurement. ASU 2011-04 is effective for periods beginning after December 15, 2011. We are currently evaluating the impact, if any, the adoption of ASU 2011-04 will have on fair value measures and disclosures.

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

Cash used by operations was $3.0 million and $1.1 million for the years ended December 31, 2011 and 2010, respectively. The net increase in the cash used by operating activities resulted primarily from the increased net loss incurred during 2011, as well as from increased uses of cash resulting from changes in operating assets and liabilities during 2011.

For the years ended December 31, 2011 and 2010, cash used by investing activities was $448,000 and $191,000, respectively. The net increase in cash used by investing activities was attributed primarily to fixed asset purchases during the first quarter of 2011 mainly as a result of our corporate headquarters move.

Cash flows provided by financing activities for the year ended December 31, 2011 and 2010 was $3.4 million and $1.4 million, respectively. The net increase in cash provided by financing was primarily due to the increase on the line of credit, offset by a decrease in proceeds from convertible notes.

As a result of the foregoing, the net decrease in cash and cash equivalents was $1,000 for the year ended December 31, 2011; the net increase in cash and cash equivalents for the year ended December 31, 2010 was $156,000.

Credit Facility and Debt Agreements

Silicon Valley Bank ("SVB”)

In 2007, the Company entered into the SVB Loan Agreement. The Company borrows and makes repayments under the revolving credit facility depending on its liquidity position. On June 30, 2011 and September 8, 2011, the SVB Loan Agreement was most recently amended.  The primary revisions incorporated by these amendments include (i) increasing the maximum revolving line balance to $3.0 million (from $2.3 million), (ii) modifying the tangible net worth covenant to no less than negative $21.5 million at all times, (iii) increasing the borrowing base to eighty-five percent (85%) of eligible accounts, (iv) extending the maturity date for the revolving credit line and Term Loan A to June 30, 2013, and (v) providing for an additional term loan facility (“Term Loan C”) totaling $200,000 that will be used for general working capital.

At December 31, 2011, the total amount outstanding under the Revolving Line was $1.7 million and the Company had a remaining borrowing availability of $432,000. As of December 31, 2011, the applicable interest rate for the Revolving Line was 6.00% and for the year ended December 31, 2011 interest expense relating to the revolving line was approximately $73,000.  At December 31, 2011, the total amount outstanding under Term Loans A, B, and C was $558,000, which represents the total amount available pursuant to these loans. As of December 31, 2011, the applicable interest rates for Term Loan A, Term Loan B, and Term Loan C were 6.00%, 7.50%, and 7.00%, respectively, and the total interest expense for these loans for the year ended December 31, 2011 was approximately $33,000.

As of December 31, 2011, the Company was in compliance with the covenants under the SVB Loan and Security Agreement, as amended.

Convertible Notes Payable

On December 5, 2011, the Company entered into the 2011 Purchase Agreement pursuant to which the Company issued convertible notes payable in the amount of $4.5 million (“2011 Convertible Notes”) to certain holders of the convertible notes payable issued by the Company in 2010 (“2010 Convertible Notes”).  Approximately $3.0 million of the total gross proceeds from the 2011 Convertible Notes was used to retire the 2010 Convertible Notes.  2011 Convertible Notes in the principal amount of $1.7 million were issued to a venture capital fund, which is controlled by a member of the Company’s Board of Directors.

The 2011 Convertible Notes bear interest at the rate of 7.00% per annum with accrued interest and principal due and payable on the maturity date of December 4, 2015.  The note holders may convert the 2011 Convertible Notes in whole or in part at any time prior to the maturity date into shares of Common Stock of the Company at a conversion price of $0.70.  Following the occurrence of any period of 60 consecutive trading days where the average closing price of the Common Stock of the Company is equal to or greater than $1.00 per share, the entire unpaid principal amount of the 2011 Convertible Notes together with any unpaid interest shall be converted into Common Stock of the Company at the conversion price of $0.70.

The 2011 Convertible Notes may be prepaid in whole or in part from time to time and at any time prior to maturity without penalty or premium subject to the Investors’ right to convert the Notes upon receipt of notice of such prepayment.  The obligations represented by the 2011 Convertible Notes are secured by a security interest in the assets of the Company, subordinated to the SVB and PFG loan agreements.  Upon the occurrence of any event of default, the holders of the 2011 Convertible Notes may elect to call the principal amount, plus all accrued but unpaid interest on the 2011 Convertible Notes then outstanding immediately due and payable.

As of December 31, 2011 principal and accrued interest on the 2011 Convertible Notes totaled $4.5 million.

One of the 2010 Convertible Notes in the original principal amount of $300,000 was not repaid in connection with the issuance of the 2011 Convertible Notes and remain outstanding at December 31, 2011.  The interest on the outstanding principal balance on these 2010 Notes accrues at a rate of three percent (3.0%) per annum and accrued interest is added to the balance of the 2010 Note.  All unpaid principal and interest is due and payable at maturity, which is July 30, 2014, and may be converted at any time into shares of the Company’s Common Stock at a fixed conversion price of $1.10. Following the occurrence of any period of 60 consecutive trading days where the average closing price of the Company’s common stock is equal to or greater than $1.25 per share, the entire unpaid principal amount together with any unpaid interest shall be converted into the Company’s Common Stock at a conversion price of $1.10.

As of December 31, 2011 and 2010 principal and accrued interest on the 2010 Notes totaled $313,000 and $3.2 million respectively.  Interest expense recognized during 2011 on the 2010 and 2011 Convertible Notes totaled $114,000.

On January 4, 2012 the Company entered into a Purchase Agreement with an investor pursuant to which the Company issued secured subordinated convertible notes in the aggregate original principal amount of $100,000 on terms identical to the 2011 Convertible Notes, as amended.

Partners for Growth III, L.P. (“PFG”)

Effective January 30, 2012, the Company entered into a Loan and Security Agreement (the “PFG Loan Agreement”) with Partners for Growth III, L.P., pursuant to which PFG provided EdgeWave with a loan in the amount of $1.5 million (the “Loan”).

The Loan will be repaid in 36 monthly principal payments of approximately $42,000 each, plus interest, commencing on March 1, 2012.  The principal of the Loan may not be prepaid in whole or in part during the first year. During the second year, EdgeWave may prepay the Loan in whole or in part subject to payment of a prepayment fee equal to three percent (3%) of the amount prepaid. During the third year, EdgeWave may prepay the Loan in whole or in part subject to payment of a prepayment fee equal to two percent (2%) of the amount prepaid. The annual interest rate on the Loan is 9.75%, fixed.  The obligations under the Loan Agreement are secured by substantially all of EdgeWave’s assets, subordinated to the SVB loan agreements.

The Loan Agreement contains affirmative, negative and financial covenants customary for credit facilities of this type, including, among other things, limitations on indebtedness, liens, sales of assets, mergers, investments, and dividends.  The Loan Agreement also requires that EdgeWave maintain a Cumulative Modified Net Income / Loss (as defined in the Loan Agreement) of not less than ($3.0 million) during the calendar year 2012 (with dollar figures in parentheses denoting a negative number).  The Loan Agreement requires for each month during the first calendar quarter of 2013, on a rolling three-month basis, that EdgeWave  maintain a Modified Net Income / (Loss) of at least eighty percent (80%) of EdgeWave’s Board-approved forecast/financial plan for Modified Net Income / (Loss) for such period.  In addition, the Loan Agreement contains events of default provisions customary for credit facilities of this type (with grace or cure periods, as applicable).

In connection with the execution of the Loan Agreement, EdgeWave issued warrants (the “Warrants”) to PFG and its designees which allows PFG and its designees to purchase up to 450,000 shares of EdgeWave common stock at an exercise of $0.35 per share. The Warrant expires on January 30, 2017.

Liquidity

As of December 31, 2011, the Company had $2.6 million in cash and cash equivalents and a working capital deficit of $7.6 million.  Approximately $10.5 million of our current liability balance at December 31, 2011 consisted of deferred revenue, which represents amounts that are expected to be amortized into revenue as they are earned in future periods.  For the year ended December 31, 2011, the Company incurred a net loss of $4.6 million and as of December 31, 2011 has incurred a cumulative net loss of $57.9 million.  For the year ended December 31, 2011 cash used by operating activities was $3.0 million.

As described in Note 7 to the accompanying consolidated financial statements, the Company has existing credit facilities with SVB, under which there is borrowing availability of $432,000 as of December 31, 2011.  In addition, in December 2011 the Company entered into a Securities Purchase Agreement in which the Company issued secured subordinated convertible promissory notes in the aggregate original principal amount of $4.5 million. Of this amount, approximately $3.0 million was used to retire $3.0 million of previously outstanding convertible notes issued in 2010.

On January 30, 2012, the Company entered into a Loan and Security Agreement with Partners for Growth III, L.P., (“PFG”) pursuant to which the Company issued to PFG a secured subordinated note payable in the principal amount of $1.5 million. See Note 7 to the accompanying consolidated financial statements.

In the opinion of management, the Company's existing cash resources as of December 31, 2011, proceeds from the PFG loan in January 2012, projected improvement in operating results and projected collections on future billings and borrowing availability under existing credit facilities will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected collections will be realized or that the Company will improve operating results so that positive cash flow from operating activities will be achieved.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be considered material to investors.

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

Item 8.  Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference from the consolidated financial statements for the fiscal years ended December 31, 2011 and 2010 listed in Item 15 of Part IV of this report, beginning on page F-3.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls

Under the supervision of and with the participation of our management, including our Chief Executive Officer and VP of Finance, at December 31, 2011, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). These disclosure controls and procedures are designed to provide reasonable assurance. The design of any disclosure controls and procedures is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon that evaluation, our Chief Executive Officer and VP of Finance have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011 to ensure that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and VP of Finance, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and VP of Finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled, Internal Control — Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of our internal control over financial reporting.

Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2011, the end of our most recent fiscal year.

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting as such report is not required for smaller reporting companies.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance

The information required by Item 10 of Form 10-K is incorporated by reference to the information under the captions “Election of Directors” and “Affiliate Transactions and Relationships” in our Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

Item 11.  Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the information under the caption “Executive Compensation” in our Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

The following table provides information as of December 31, 2011 with respect to the shares of the Company’s common stock that may be issued under the Company’s share-based compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities subject to outstanding options, warrants and rights)
Equity compensation plans approved by security holders (1)	3,470,351	$0.26	1,223,707	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	3,470,351	$0.26	1,223,707

(1)	Consists of the 2005 Stock Option Plan, the 2006 Recruitment Equity Incentive Plan, and the 2010 Employee, Director and Consultant Equity Incentive Plan.
(2)
Consists of shares available for future issuance under the 2005 Stock Option Plan, the 2006 Recruitment Equity Incentive Plan, and the 2010 Employee, Director and Consultant Equity Incentive Plan. As of December 31, 2011, an aggregate of 1,223,707 shares of Common Stock were available for issuance under the 2005 Stock Option Plan, the 2006 Recruitment Equity Incentive Plan, and the 2010 Employee, Director and Consultant Equity Incentive Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” in our Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to the information under the caption “Audit Fees” in our Proxy Statement, which we will file with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Consolidated Financial Statements and Schedules:

The following consolidated financial statements are filed as part of this report as required by “Item 8. Financial Statements and Supplementary Data.”

Exhibits:

3.1
Amended and Restated Certificate of Incorporation of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 16, 2005).

3.2
Amended and Restated Bylaws of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007).

3.3
Amended and Restated Certificate of Incorporation of EdgeWave, Inc. (formerly known as St. Bernard Software, Inc.) (incorporated herein by reference to Item 5.07 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2011).

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

4.4
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

4.7	Convertible Note Agreement between St. Bernard Software, Inc. and certain Noteholders dated July 28, 2010 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2010).

4.8
Convertible Note Agreement between EdgeWave, Inc. and certain Noteholders dated December 5, 2011 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2011).

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

10.7
Amended Employment Agreement between EdgeWave, Inc. and Louis E. Ryan executed September 14, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2011).

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

10.10
Sixth Amendment to Loan and Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated March 23, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2010).

10.11
Employment agreement between St. Bernard Software, Inc. and Brian Nugent executed April 28, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2010).

10.12
Lease Agreement between St. Bernard Software, Inc. and Kilroy Realty, L.P., dated August 2, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2010).

10.13
Seventh Amendment to Loan and Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated September 29, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010).

10.14
Asset Purchase Agreement between St. Bernard Software, Inc. and Red Condor, Inc. dated July 28, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2010.)

10.15
Amendment No. 1 to the 8-K originally filed on August 3, 2010 for the Asset Purchase Agreement between St. Bernard Software, Inc. and Red Condor, Inc. dated July 28, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2010.)

10.16
Employment agreement between EdgeWave, Inc. and Dave Smith executed October 18, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2010).

10.17
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

10.21
Loan and Security Agreement between EdgeWave, Inc. and ATA Affiliates Fund II, L.P., ATA Investment Fund II, L.P., ATA Ventures Fund II, L.P., and RWI Ventures II, L.P. dated December 5, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2011).

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

EDGEWAVE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
EdgeWave, Inc
San Diego, CA

We have audited the accompanying consolidated balance sheets of EdgeWave, Inc. (formerly St. Bernard Software, Inc.) and  subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EdgeWave, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

San Diego, California
March 29, 2012

EdgeWave, Inc.

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010

Assets

Current Assets
Cash and cash equivalents	$2,609,000	$2,610,000
Accounts receivable - net of allowance for doubtful accounts of $25,000 and $30,000 at December 31, 2011 and 2010, respectively	4,097,000	3,669,000
Inventories - net	647,000	698,000
Prepaid expenses and other current assets	755,000	932,000

Total current assets	8,108,000	7,909,000

Fixed Assets - Net	660,000	492,000

Goodwill	8,279,000	8,279,000

Other Intangible Assets - Net	459,000	587,000

Other Assets	97,000	393,000

Total Assets	$17,603,000	$17,660,000

Liabilities and Stockholders’ Deficit

Current Liabilities
Line of credit	$1,700,000	$-
Term loans, current portion	158,000	400,000
Accounts payable	1,370,000	1,133,000
Accrued compensation	1,169,000	1,526,000
Accrued expenses and other current liabilities	560,000	752,000
Warranty liability	186,000	210,000
Capitalized lease obligations, current portion	37,000	-
Deferred revenue, current portion	10,547,000	11,038,000

Total current liabilities	15,727,000	15,059,000

Convertible Notes Payable	4,836,000	3,214,000

Term Loans, Net of Current Portion	400,000	58,000

Deferred Rent	302,000	-

Capitalized Lease Obligations, Less Current Portion	146,000	-

Deferred Revenue	11,651,000	10,617,000

Total liabilities	33,062,000	28,948,000

Stockholders’ Deficit
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; 17,019,736 and 16,093,135 shares issued and outstanding at December 31, 2011 and 2010, respectively	166,000	158,000
Additional paid-in capital	42,228,000	41,818,000
Accumulated deficit	(57,853,000)	(53,264,000)

Total stockholders’ deficit	(15,459,000)	(11,288,000)

Total Liabilities and Stockholders’ Deficit	$17,603,000	$17,660,000

See accompanying notes

EdgeWave, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010

Revenues
Subscription	$14,418,000	$14,252,000
Appliance	3,623,000	3,763,000
License	4,000	56,000
Total Revenues	18,045,000	18,071,000

Cost of Revenues
Subscription	2,971,000	2,259,000
Appliance	2,370,000	2,572,000
License	2,000	14,000
Total Cost of Revenues	5,343,000	4,845,000

Gross Profit	12,702,000	13,226,000

Operating Expenses
Sales and marketing	8,525,000	7,629,000
Research and development	5,040,000	4,325,000
General and administrative	3,649,000	4,539,000
Total Operating Expenses	17,214,000	16,493,000

Loss from Operations	(4,512,000)	(3,267,000)

Other Expense (Income)
Interest expense - net	263,000	174,000
Loss on sale of assets	-	29,000
Other expense (income)	(193,000)	101,000
Total Other Expense	70,000	304,000
Loss Before Income Taxes	(4,582,000)	(3,571,000)

Income tax expense	7,000	3,000
Net Loss	$(4,589,000)	$(3,574,000)
Loss Per Common Share - Basic and Diluted	$(0.28)	$(0.25)
Weighted Average Shares Outstanding - Basic and Diluted	16,607,093	14,423,295

See accompanying notes

EdgeWave, Inc.

Consolidated Statements of Stockholders' Deficit

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2009	13,319,991	$132,000	$40,774,000	$(49,690,000)	$(8,784,000)
Common stock issued under the employee stock purchase plan	139,886	1,000	25,000	-	26,000
Common stock issued for the exercise of employee stock options	216,986	1,000	48,000	-	49,000
Common stock issued in connection with asset purchase agreement	2,416,272	24,000	797,000	-	821,000
Stock-based compensation expense	-	-	174,000	-	174,000
Net loss	-	-	-	(3,574,000)	(3,574,000)
Balance at December 31, 2010	16,093,135	$158,000	$41,818,000	$(53,264,000)	$(11,288,000)
Common stock issued under the employee stock purchase plan	267,374	2,000	65,000	-	67,000
Common stock issued for the exercise of employee stock options	659,227	6,000	101,000	-	107,000
Stock-based compensation expense	-	-	244,000	-	244,000
Net loss	-	-	-	(4,589,000)	(4,589,000)
Balance at December 31, 2011	17,019,736	$166,000	$42,228,000	$(57,853,000)	$(15,459,000)

See accompanying notes

EdgeWave, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010

Cash Flows From Operating Activities
Net loss	$(4,589,000)	$(3,574,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	625,000	476,000
Allowance for doubtful accounts	(5,000)	17,000
Loss (gain) on change in fair value of warrant derivative liability	(58,000)	101,000
Loss on sale of assets	-	29,000
Stock-based compensation expense	244,000	174,000
Noncash interest expense	113,000	76,000
Change in operating assets and liablilities, net of effect of acquisition:
Accounts receivable	(423,000)	(441,000)
Inventories	51,000	(408,000)
Prepaid expenses and other assets	473,000	(904,000)
Accounts payable	237,000	(104,000)
Accrued expenses and other current liabilities	(132,000)	(2,000)
Accrued compensation	(357,000)	692,000
Warranty liability	(25,000)	18,000
Deferred rent	302,000	-
Deferred revenue	542,000	2,761,000
Net cash used in operating activities	(3,002,000)	(1,089,000)

Cash Flows From Investing Activities
Acquisition, net of cash acquired	-	(66,000)
Purchases of fixed assets	(448,000)	(125,000)
Net cash used by investing activities	(448,000)	(191,000)

Cash Flows From Financing Activities
Proceeds from issuance of convertible notes payable	4,500,000	3,175,000
Repayment of convertible notes payable	(2,991,000)	-
Proceeds from stock option exercises	107,000	49,000
Proceeds from the sales of stock under the employee stock purchase plan	67,000	26,000
Principal payments on capitalized lease obligations	(34,000)	(22,000)
Principal payments on term loans	(100,000)	(42,000)
Proceeds from term loans	200,000	500,000
Net increase (decrease) on line of credit	1,700,000	(2,250,000)
Net cash provided by financing activities	3,449,000	1,436,000
Net (Decrease) Increase in Cash and Cash Equivalents	(1,000)	156,000
Cash and Cash Equivalents at Beginning of Period	2,610,000	2,454,000
Cash and Cash Equivalents at End of Period	$2,609,000	$2,610,000

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$110,000	$80,000
Income taxes	$8,000	$2,000

Non Cash Investing and Financing Activities:
Furniture acquired pursuant to capital lease	$217,000	$-

See accompanying notes

EdgeWave, Inc.

Notes to Consolidated Financial Statements

1.  Description of Business and Significant Accounting Policies

Description of business

EdgeWave, Inc., a Delaware corporation (“we,” “us,”  “our,” “EdgeWave,” or the “Company”) develops and markets on demand, on-premises, and hybrid Secure Content Management (“SCM”) solutions to the mid-enterprise and service provider markets. Customers can purchase our solutions directly from us, through a managed service provider (“MSP”), or via one of our Pro Partners around the world. On-premises purchases typically consist of an initial hardware purchase (appliance) and maintenance subscription, whereas our on-demand purchases contain only a subscription. Our primary customers are IT executives, managers and administrators as well as MSPs and Internet Service Providers (“ISPs”).

On June 15, 2011, the shareholders of the Company approved the amendment of the Company’s Certificate of Incorporation to change our corporate name from St. Bernard Software, Inc. to EdgeWave, Inc.

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and includes the accounts of Edgewave and those of our inactive, wholly owned European and Australian subsidiaries which were closed in 2007.  All inter-company balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates used in preparing the consolidated financial statements include those assumed in computing revenue recognition, the allowance for doubtful accounts, warranty liability, the valuation allowance on deferred tax assets, testing goodwill for impairment, stock-based compensation and the estimated fair value of derivative financial instruments.

Basic and diluted loss per common share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted loss per common share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible debt using the if-converted method. In computing diluted loss per common share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted loss per common share excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2011 and 2010, the Company had 4,834,312 and 5,139,985 potentially dilutive securities outstanding, respectively, that were not included in the calculation of dilutive loss per share as their effect would have been anti-dilutive.

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

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, line of credit, term loans, capital lease agreements, and warrant liability.  The fair values of cash and cash equivalents, accounts receivables, accounts payable, and accrued expenses approximate their respective carrying values due to short-term maturities of these instruments. The fair value of the Company’s obligations under its line of credit, term loans, and capital leases approximates their carrying value as the stated interest rates of these instruments reflect rates which are otherwise currently available to the Company. The estimated fair value of warrant instruments classified as liabilities is measured at each reporting period, and the corresponding change in fair value is recorded in current earnings (See Notes 10 and 11).

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk.

Freestanding warrants issued by the Company in connection with the issuance or sale of debt and equity instruments are considered to be derivative instruments, and are evaluated to determine whether the fair value of the warrants issued are required to be classified as equity or as a derivative liability

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents.

Accounts receivable

The Company has established an allowance for doubtful accounts for potential credit losses that are expected to be incurred, based on historical information, customer concentrations, customer solvency, current economic and geographical trends, and changes in customer payment terms and practices. Accounts receivable with terms in excess of twelve months are classified as long term.  Management has estimated that an allowance of approximately $25,000 and $30,000 for the years ended December 31, 2011 and 2010, respectively, was adequate to cover the potential credit losses.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of computer hardware which is categorized as finished goods. At December 31, 2011 and 2010, the Company has provided a reserve for obsolete inventory of approximately $20,000 and $25,000, respectively.

Research and development

The Company’s research and development expenses include payroll, employee benefits, stock-based compensation, offshore development and other head-count related costs associated with product development and are expensed as incurred. Research and development costs totaled approximately $5.0 million and $4.3 million in 2011 and 2010, respectively.

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

Acquisition-related transaction costs, including legal and accounting fees and other external costs directly related to the acquisition are recognized separately from the acquisition and expensed as incurred in general and administrative expenses in the consolidated statements of operations (See Note 6).

Goodwill

The Company accounts for goodwill in accordance with Accounting Standards Codification ("ASC") 350-20, “Intangibles - Goodwill and Other - Goodwill”.  The Company tests goodwill for potential impairment annually, or more frequently if it determines that events or circumstances may indicate that impairment has occurred. The impairment test consists of a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is unnecessary.  If the carrying value of goodwill is greater than the fair value of the reporting unit, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

In 2011, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2010-28 – “Intangibles – Goodwill and Other (“ASU 2010-28”).  The guidance in ASU 2010-28 is applicable for all entities that have recognized goodwill and have one or more reporting units whose carrying value for the purposes of performing Step 1 of the goodwill impairment test is zero or negative.  The amendments in ASU 2010-28 modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if, based on a qualitative assessment,  it is determined that it is more likely than not that a goodwill impairment exists. The Company has determined that it has only one reporting unit, and at December 31, 2011 the carrying value of the reporting unit was negative.  Accordingly, in accordance with ASU 2010-28, the Company completed the required qualitative assessment of factors that could indicate the existence of goodwill impairment.  Based on this qualitative assessment, the Company concluded that it was not more likely than not that there was any impairment of goodwill, and as such it was not necessary to perform the Step 2 goodwill impairment analysis and that there was no goodwill impairment.

Impairment of long-lived assets

The Company accounts for impairment of long-lived assets in accordance with ASC 360-10, “Property, Plant, and Equipment”.  Pursuant to this guidance, long-lived assets held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying amount of an asset is deemed to not be recoverable if the sum of undiscounted expected future cash flows is less than the carrying amount of the asset.  An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. As of December 31, 2011 and 2010, management of the Company concluded there was no impairment of long-lived assets.

Other intangible assets

Other intangible assets consist of technology and intellectual property acquired pursuant to the asset purchase agreement between the Company and Red Condor, Inc. (See Note 6), which are generally amortized on a straight-line basis over five years. The Company performs an annual review of identified intangible assets to determine if facts and circumstances indicate that the useful life is shorter than it had originally estimated or if there are any indicators of impairment. If indicators of impairment are present, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company accelerates the rate of amortization and amortizes the remaining carrying value over the new shorter useful life.

Stock-based compensation

The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. The Company uses historical data among other information to estimate the expected price volatility, the expected annual dividend, the expected option life and the expected forfeiture rate. The grant date estimated fair value is recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the option vesting period.  Restricted stock is measured based on the fair market values of the underlying stock on the dates of grant. See Note 3.

Revenue recognition

We recognize revenue when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred, or services have been rendered;
•	The price is fixed or determinable; and
•	Collectability is probable.

The Company generates revenue primarily through software subscriptions to its customers. The Company’s software arrangements typically include a subscription arrangement that provides for technical support and product updates, generally over renewable twelve to sixty month periods. Revenues from subscription agreements are recognized ratably over the term of the subscription period. Amounts relating to subscription revenues that are expected to be recognized in future periods are recorded as deferred revenues.

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

The Company has deferred revenue as of December 31, 2011 relating to contracts that extend to 2018, pursuant to which revenues are expected to be recognized over the following periods:

Year Ending December 31,
2012	$10,547,000
2013	5,746,000
2014	3,764,000
2015 and thereafter	2,141,000
Total	$22,198,000

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $927,000 and $1.1 million for 2011 and 2010, respectively.

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

The following table presents the Company's warranty reserve activities:

	December 31,
	2011	2010
Beginning balance	$210,000	$192,000
Provisions, net of settlements	(24,000)	18,000
Ending balance	$186,000	$210,000

Adopted accounting pronouncements

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing of Goodwill for Impairment (“ASU 2011-08”)”. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for the fiscal year beginning after December 15, 2011, and early adoption is permitted. We have elected to early adopt this guidance and it was applied to our 2011 annual goodwill impairment testing conducted during the fourth quarter of 2011. This guidance did not have a material effect on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Based on its early adoption of ASU 2011-08, as described above, the Company used the more robust qualitative assessment factors included in ASU 2011-08 in its qualitative analysis of potential goodwill impairment performed under the ASU 2010-28 guidance. The adoption of ASU 2010-28 during the first quarter of 2011 did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple - Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”).  ASU 2009-13 establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after September 15, 2010.  The adoption of ASU 2009-13 during the first quarter of 2011 did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure in U.S. GAAP and IFRS” (“ASU 2011-04”), to provide consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurement. ASU 2011-04 is effective for periods beginning after December 15, 2011. We are currently evaluating the impact, if any, the adoption of ASU 2011-04 will have on fair value measures and disclosures.

Recent accounting pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure in U.S. GAAP and IFRS” (“ASU 2011-04”), to provide consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurement. ASU 2011-04 is effective for periods beginning after December 15, 2011. We are currently evaluating the impact, if any, the adoption of ASU 2011-04 will have on fair value measures and disclosures.

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

Subsequent events

Management has evaluated events subsequent to December 31, 2011 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

2.  Liquidity

As of December 31, 2011, the Company had approximately $2.6 million in cash and cash equivalents and a working capital deficit of $7.6 million.  Approximately $10.5 million of our current liability balance at December 31, 2011 consisted of deferred revenue, which represents amounts that are expected to be amortized into revenue as they are earned in future periods.  For the year ended December 31, 2011, the Company incurred a net loss of $4.6 million and as of December 31, 2011 has incurred a cumulative net loss of $57.9 million.  For the year ended December 31, 2011 cash used by operating activities was $3.0 million.

As described in Note 7, the Company has an existing credit facility with Silicon Valley Bank (“SVB”) under which there is borrowing availability of $432,000 as of December 31, 2011.  In addition, in December 2011, the Company received net proceeds of approximately $1.5 million in connection with a Securities Purchase Agreement (“2011 Purchase Agreement”) entered into with certain holders of convertible notes payable issued by the Company in 2010 (“2010 Notes”).  Pursuant to the 2011 Purchase Agreement, the Company issued secured subordinated convertible promissory notes in the aggregate original principal amount of $4.5 million. Of this amount, approximately $3.0 million was used to retire $3.0 million of the 2010 Notes.

On January 30, 2012, EdgeWave entered into a Loan and Security Agreement with Partners for Growth III, L.P. (“PFG”), pursuant to which PFG provided EdgeWave with a loan in the amount of $1.5 million (See Note 7).

In the opinion of management, its existing cash resources as of December 31, 2011, proceeds from the January 2012 PFG loan, projected improved operating results, collections on future billings, and borrowing availability under existing credit facilities, will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected collections will be realized or that the Company will improve operating results so that positive cash flow from operating activities will be achieved.  The Company believes that if necessary, they will be able to raise additional needed capital through subsequent debt or equity financing transactions, and in this regard, has current Board of Director authorization to issue additional convertible notes payable in the principal amount of $2.5 million on the same terms as those issued pursuant to the 2011 Purchase Agreement.

3.  Stock-Based Compensation Expense

Share option plans

The Company has three share-based compensation plans (collectively, the “Plans”), which provide for the issuance of options, stock grants, and stock-based awards to employees and others as deemed appropriate by the Board of Directors. Terms of options issued under the Plans generally include an exercise price equal to the estimated fair value of the underlying common stock at the date of grant, vesting periods generally between three and five years, and expiration dates not to exceed ten years from the date of grant. As of December 31, 2011, the Company had 3,470,351 option shares outstanding and 1,223,707 option shares available for issuance, of which 252,687 shares of restricted stock are outstanding but unvested under the Plans. Stock-based compensation expenses of approximately $244,000 and $174,000 for the years ended December 31, 2011 and 2010, respectively, were charged to operating expenses. The effect on loss per share as a result of the stock based compensation expense was approximately $0.01 for the years ended December 31, 2011 and 2010. The tax effect was immaterial.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected life of the stock options granted, the expected stock price volatility factor, and the pre-vesting option forfeiture rate. The fair value of options granted during the years ended December 31, 2011 and 2010 was calculated using the Black-Scholes option pricing model (“Black-Scholes”) using the valuation assumptions in the table below. The Company estimates the expected life of stock options granted based upon management’s consideration of the historical life of the options and the vesting and contractual period of the options granted. The Company estimates the expected volatility factor based on the weighted average of the historical volatility of three publicly traded surrogates of the Company and the Company’s implied volatility from its common stock price. The Company applies its risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The Company has no history or expectation of paying any cash dividends on its common stock.  Forfeitures are estimated based on historical experience.

	Year Ended 2011	Year Ended 2010
Average expected life (years)	6.5	6.5
Average expected volatility	56.8%	50.1%
Average risk-free interest rate	2.7%	3.0%
Average expected dividend yield	0	0

The following is a summary of stock option activity under the Plans as of December 31, 2011 and changes during fiscal years 2011 and 2010:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Options outstanding at December 31, 2009	2,455,049	$0.22	8.28	$21,535	—
Granted	1,858,000	$0.35	—	—	$0.23
Exercised	(216,986)	$0.25	—	—	—
Forfeited/Expired	(320,039)	$0.27	—	—	—
Options outstanding at December 31, 2010	3,776,024	$0.28	8.25	$1,142,094	—
Granted	1,028,187	$0.28	—	—	$0.28
Exercised	(381,664)	$0.27	—	—	—
Forfeited/Expired	(952,196)	$0.36	—	—	—
Options outstanding at December 31, 2011	3,470,351	$0.26	7.87	$205,638	—
Options vested and expected to vest at December 31, 2011	3,102,236	$0.26	7.70	$190,261	—
Options exercisable at December 31, 2011	1,965,200	$0.24	7.04	$134,605	—

Additional information regarding options outstanding as of December 31, 2011 is as follows:

Range of Exercise Prices		Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.15	$0.16	398,755	7.63	$0.16	302,724	$0.16
$0.17	$0.18	68,000	9.45	$0.17	9,415	$0.18
$0.20	$0.20	399,875	7.80	$0.20	287,183	$0.20
$0.22	$0.24	472,000	8.47	$0.23	264,694	$0.23
$0.25	$0.25	805,702	5.77	$0.25	790,702	$0.25
$0.26	$0.26	653,000	9.59	$0.26	91,992	$0.26
$0.32	$0.34	56,770	8.15	$0.34	23,436	$0.34
$0.35	$0.35	426,249	8.34	$0.35	155,578	$0.35
$0.45	$0.73	160,000	8.27	$0.54	31,351	$0.54
$0.82	$0.82	30,000	8.66	$0.82	8,125	$0.82
$0.15	$0.82	3,470,351	7.87	$0.26	1,965,200	$0.24

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2011 was approximately $206,000 and $135,000, respectively. The aggregate intrinsic value represents the total intrinsic value based upon the stock price of $0.30 at December 31, 2011. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2010 was approximately $1.1 million and $497,000, respectively.

Cash received from stock option exercises during the year ended December 31, 2011 was $107,000.  As of December 31, 2011, there was approximately $310,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the option plans. This cost is expected to be recognized over a weighted average period of 2.59 years.

The following is a summary of restricted stock activity as of the year ended December 31, 2011 and changes during fiscal years 2011 and 2010:

	Number of Shares Outstanding*	Weighted Average Fair Value
Restricted stock unreleased at December 31, 2009	—	$—
Awarded	430,250	$0.63
Released	—	$—
Cancelled	—	$—
Restricted stock unreleased at December 31, 2010	430,250	$0.63
Awarded	200,000	$0.51
Released	(277,563)	$0.64
Cancelled	(100,000)	$0.70
Restricted stock unreleased at December 31, 2011	252,687	$0.64

* Represents the total amount of restricted stock outstanding but unvested.

Employee stock purchase plan

The Company’s Employee Stock Purchase Plan (“ESPP”) was approved by our shareholders in June 2007. The ESPP provides a means by which employees of the Company  may be given an opportunity to purchase Common Stock of the Company at semi-annual intervals through payroll deductions. Initially, the Company reserved 400,000 shares for issuance pursuant to the ESPP. Under this plan, a participant may contribute up to 15% of his or her compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on the purchase date, which is the last trading day of the offering period. The purchase price per share will be equal to 85% of the fair market value per share on the start date of the offering period or the end of the offering period, whichever is lower. In addition, the number of shares available for issuance under the ESPP may be increased annually on the first day of each Company fiscal year by an amount equal to the least of: (i) the difference between four hundred thousand (400,000) and the number of shares remaining authorized for issuance after the last purchase of shares, (ii) four hundred thousand (400,000) shares of Common Stock, or (iii) an amount determined by the Board of Directors or a committee of the Board of Directors appointed to administer the ESPP.

For the years ended December 31, 2011 and 2010, stock purchases of Common stock under the ESPP were 267,374 shares and 139,886 shares, respectively.  Compensation expense recorded in connection with this plan was immaterial.

Shares available for issuance under the Company’s Employee Stock Purchase Plan are as follows:

Number of Shares
Shares reserved for issuance at December 31, 2009	208,544
Shares issued	(139,886)
Shares reserved for issuance at December 31, 2010	68,658
Shares added	330,000
Shares issued	(267,374)
Shares reserved for issuance at December 31, 2011	131,284

4.  Fixed Assets

Fixed assets consisted of the following:

	December 31,
	2011	2010
Computer equipment	$1,589,000	$1,348,000
Computer software	149,000	147,000
Office furniture	559,000	299,000
Office equipment	55,000	7,000
Leasehold improvements	140,000	26,000
	2,492,000	1,827,000
Less accumulated depreciation and amortization	(1,832,000)	(1,335,000)
	$660,000	$492,000

Depreciation and amortization expense was approximately $497,000 and $423,000 for 2011 and 2010, respectively.

5.  Goodwill and Other Intangible Assets – Net

Goodwill

As of December 31, 2011 the carrying value of goodwill was approximately $8.3 million.  During the year ended December 31, 2010 the Company recorded additional goodwill in the amount of $711,000 in connection with the asset purchase agreement between the Company and Red Condor (See Note 6).  There were no additions, impairments or other adjustments to the carrying value of goodwill recorded during the year ended December 31, 2011.

Other intangible assets - net

Other intangible assets - net at December 31, 2011 consisted of technology and intellectual property acquired pursuant to the asset purchase agreement between the Company and Red Condor, and are amortized on a straight-line basis over five years (See Note 6). There were no impairment charges related to identifiable intangible assets during the year ended December 31, 2011.

Other intangible assets - net consists of the following at December 31:

	December 31, 2011	December 31, 2010
Identifiable intangible assets acquired during 2010	$587,000	$640,000
Less: accumulated amortization	(128,000)	(53,000)

Other intangible assets - net	$459,000	$587,000

Amortization of intangible assets amounted to $128,000 for 2011 and $53,000 for 2010.

Future estimated amortization of intangible assets as of December 31, 2011 is as follows:

Year Ending December 31,
2012	$128,000
2013	128,000
2014	128,000
2015	75,000
Total	$459,000

6.  Business Combination

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

7.  Credit Facility and Debt Agreements

Silicon Valley Bank (“SVB”)

In 2007, the Company entered into the SVB Loan Agreement. The Company borrows and makes repayments under the revolving credit facility depending on its liquidity position. On June 30, 2011 and September 8, 2011, the SVB Loan Agreement was most recently amended. The primary revisions incorporated by these amendments include (i) increasing the revolving line balance to $3.0 million (from $2.3 million), (ii) modifying the tangible net worth covenant to no less than negative $21.5 million at all times, (iii) increasing the borrowing base to eighty-five percent (85%) of eligible accounts, (iv) extending the maturity date for the revolving credit line and Term Loan A to June 30, 2013, and (v) providing for an additional term loan facility (“Term Loan C”) totaling $200,000 that will be used for general working capital.

At December 31, 2011, the total amount outstanding under the Revolving Line was $1.7 million and the Company had a remaining borrowing availability of $432,000. As of December 31, 2011, the applicable interest rate for the Revolving Line was 6.00% and for the year ended December 31, 2011 interest expense relating to the revolving line was approximately $73,000.  At December 31, 2011, the total amount outstanding under Term Loans A, B, and C was $558,000, which represents the total amount available pursuant to these loans. As of December 31, 2011, the applicable interest rates for Term Loan A, Term Loan B, and Term Loan C were 6.00%, 7.50%, and 7.00%, respectively, and the total interest expense for these loans for the year ended December 31, 2011 was approximately $33,000.

As of December 31, 2011, the Company was in compliance with the covenants under the SVB Loan and Security Agreement, as amended.

Convertible Notes Payable

On December 5, 2011, the Company entered into the 2011 Purchase Agreement pursuant to which the Company issued convertible notes payable in the amount of $4.5 million (“2011 Convertible Notes”) to certain holders of the convertible notes payable issued by the Company in 2010 (“2010 Convertible Notes”).  Approximately $3.0 million of the total gross proceeds from the 2011 Convertible Notes was used to retire the 2010 Convertible Notes.  2011 Convertible Notes in the principal amount of $1.7 million were issued to a venture capital fund, which is controlled by a member of the Company’s Board of Directors.

The 2011 Convertible Notes bear interest at the rate of 7.00% per annum with accrued interest and principal due and payable on the maturity date of December 4, 2015.  The note holders may convert the 2011 Convertible Notes in whole or in part at any time prior to the maturity date into shares of Common Stock of the Company at a conversion price of $0.70.  Following the occurrence of any period of 60 consecutive trading days where the average closing price of the Common Stock of the Company is equal to or greater than $1.00 per share, the entire unpaid principal amount of the 2011 Convertible Notes together with any unpaid interest shall be converted into Common Stock of the Company at the conversion price of $0.70.

The 2011 Convertible Notes may be prepaid in whole or in part from time to time and at any time prior to maturity without penalty or premium subject to the Investors’ right to convert the Notes upon receipt of notice of such prepayment.   The obligations represented by the 2011 Convertible Notes are secured by a security interest in the assets of the Company, subordinated to the SVB and PFG loan agreements.  Upon the occurrence of any event of default, the holders of the 2011 Convertible Notes may elect to call the principal amount, plus all accrued but unpaid interest on the 2011 Convertible Notes then outstanding immediately due and payable.

The terms of the 2011 Convertible Notes also provided that in the event that prior to December 5, 2012, the Company issued a new Note (or Notes) for an aggregate consideration in excess of $25,000 with a conversion price  less than the current conversion price of the 2011 Convertible Notes, then going forward the conversion price of the portion of the 2011 Convertible  Notes that had not previously been converted into equity securities would automatically be reduced to the new Note conversion rate.  In March 2012, the terms of the 2011 Convertible Notes were amended, effective as of the original issuance date of the 2011 Convertible Notes, to eliminate the above referenced conversion price adjustment provision and to include a provision that restricts that Company from issuing a new convertible note or series of new convertible notes with a conversion rate less than the then current conversion rate of the 2011 Convertible Notes prior to December 5, 2012.

As of December 31, 2011 principal and accrued interest on the Notes totaled $4.5 million.

One of the 2010 Convertible Notes in the original principal amount of $300,000 was not repaid in connection with the issuance of the 2011 Convertible Notes and remain outstanding at December 31, 2011.   The interest on the outstanding principal balance on these 2010 Notes accrues at a rate of three percent (3.0%) per annum and accrued interest is added to the balance of the 2010 Note.  All unpaid principal and interest is due and payable at maturity, which is July 30, 2014,  and may be converted at any time into shares of the Company’s Common Stock at a fixed conversion price of $1.10. Following the occurrence of any period of 60 consecutive trading days where the average closing price of the Company’s common stock is equal to or greater than $1.25 per share, the entire unpaid principal amount together with any unpaid interest shall be converted into the Company’s Common Stock at a conversion price of $1.10.

As of December 31, 2011 and 2010 principal and accrued interest on the 2010 Notes totaled $313,000 and $3.2 million, respectively.  Interest expense recognized during 2011 on the 2010 and 2011 Convertible Notes totaled $114,000.

On January 4, 2012 the Company entered into a Purchase Agreement with an investor pursuant to which the Company issued secured subordinated convertible notes in the aggregate original principal amount of $100,000 on terms identical to the 2011 Convertible Notes, as amended.

Partners for Growth III, L.P. (“PFG”)

Effective January 30, 2012, the Company entered into a Loan and Security Agreement (the “PFG Loan Agreement”) with Partners for Growth III, L.P., pursuant to which PFG provided EdgeWave with a loan in the amount of $1.5 million (the “Loan”).

The Loan will be repaid in 36 monthly principal payments of approximately $42,000 each, plus interest, commencing on March 1, 2012.  The principal of the Loan may not be prepaid in whole or in part during the first year. During the second year, EdgeWave may prepay the Loan in whole or in part subject to payment of a prepayment fee equal to three percent (3%) of the amount prepaid. During the third year, EdgeWave may prepay the Loan in whole or in part subject to payment of a prepayment fee equal to two percent (2%) of the amount prepaid. The annual interest rate on the Loan is 9.75%, fixed.  The obligations under the Loan Agreement are secured by substantially all of EdgeWave’s assets, subordinated to the SVB loan agreements.

The Loan Agreement contains affirmative, negative and financial covenants customary for credit facilities of this type, including, among other things, limitations on indebtedness, liens, sales of assets, mergers, investments, and dividends.  The Loan Agreement also requires that EdgeWave maintain a Cumulative Modified Net Income / Loss (as defined in the Loan Agreement) of not less than ($3.0 million) during the calendar year 2012 (with dollar figures in parentheses denoting a negative number).  The Loan Agreement requires for each month during the first calendar quarter of 2013, on a rolling three-month basis, that EdgeWave  maintain a Modified Net Income / (Loss) of at least eighty percent (80%) of EdgeWave’s Board-approved forecast/financial plan for Modified Net Income / (Loss) for such period.  In addition, the Loan Agreement contains events of default provisions customary for credit facilities of this type (with grace or cure periods, as applicable).

In connection with the execution of the Loan Agreement, EdgeWave issued warrants (the “Warrants”) to PFG and its designees which allow PFG and its designees to purchase up to 450,000 shares of EdgeWave common stock at an exercise of $0.35 per share. The Warrant expires on January 30, 2017.

8.  Income Taxes

	Year ended December 31, 2011
	Current	Deferred	Total
Federal	$—	$—	$—
State	7,000	—	7,000
	$7,000	$—	$7,000

	Year ended December 31, 2010
	Current	Deferred	Total
Federal	$—	$—	$—
State	3,000	—	3,000
	$3,000	$—	$3,000

Deferred income tax assets and liabilities consist of the following:

	December 31,
	2011	2010
Allowance for doubtful accounts	$10,000	$12,000
Inventory reserve	8,000	10,000
Fixed assets	(120,000)	(19,000)
Accrued compensation	163,000	137,000
Deferred revenue	4,646,000	4,233,000
Stock options	1,289,000	1,203,000
Other	263,000	145,000
Net operating loss carryforwards	8,274,000	6,969,000
Tax credits carryforwards	26,000	26,000
	14,559,000	12,716,000
Valuation allowance	(14,559,000)	(12,716,000)
Net deferred tax asset	$—	$—

A reconciliation of the actual income tax expense recorded to that based upon expected federal tax rates are as follows:

	December 31,
	2011	2010
Expected federal tax benefit	$1,558,000	$1,210,000
Expected state benefit, net of federal tax effect	265,000	196,000
Change in valuation allowance	(1,840,000)	(1,366,000)
Tax credits and other	25,000	17,000
Permanent differences and other	(15,000)	(60,000)
	$(7,000)	$(3,000)

ASC 740, “Income Taxes”, requires that the Company reduce its deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is not more likely than not that all or a portion of a deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. Management has determined that it is not more likely than not that the deferred tax asset will be realized. Accordingly as of December 31, 2011 and 2010, the Company had a valuation allowance of approximately $14.6 million and $12.7 million, respectively.

At December 31, 2011 and 2010, the Company had federal net operating loss carryforwards of approximately $20.8 and $17.4 million and state net operating loss carryforwards of approximately $20.4 million and $17.8 million, respectively. The federal and state tax net operating loss carryforwards will begin to expire in 2020 and 2015, respectively.

The future utilization of the Company’s NOL to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.  The Company has not yet determined whether such an ownership change has occurred, however, the Company plans to complete a Section 382 analysis regarding the limitation of the net operating losses and research and development credits. Until this analysis has been completed, the Company has removed the net deferred tax assets associated with NOL carryforwards before the merger with Sand Hill IT Security Acquisition Corp. (“Sand Hill”), which occurred in October 2005, of approximately $3.0 million from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance. When the Section 382 analysis is completed, the Company plans to update its unrecognized tax benefits under ASC 740-10-25.  At this time, the Company cannot estimate how much the unrecognized tax benefits may change.  Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.  Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. There was no interest and penalties recorded for the year ended December 31, 2011.

9.  Stockholders’ Deficit

Common stock

On August 2, 2010 the Company issued to the Noteholders of Red Condor, a total of 2,416,272 un-registered shares of Common Stock, of which 483,254 shares of Common Stock, are being held in Escrow until February 2, 2012.

Warrants

As of December 31, 2011 and 2010, a total of 1,363,961 shares of common stock, respectively, were reserved for issuance for the exercise of warrants at exercise prices ranging from $0.46 to $1.60 per share.  During 2011, there were no warrants granted, exercised, or cancelled during the year.

During 2010, there were 210,111 warrants granted in connection with the issuance of convertible notes payable (See Note 7) and there were no warrants exercised or cancelled during the year ended December 31, 2010.

The following is a summary of our warrants activity as of December 31, 2011 and changes during fiscal year 2011 and 2010:

	Number of Shares	Per Share Exercise Price Range	Weighted Average Exercise Price
Outstanding warrants - December 31, 2009	1,153,850	$0.46-1.60	$0.62
Granted	210,111	1.10	1.10
Expired and/or cancelled	—	—	—
Outstanding warrants - December 31, 2010	1,363,961	$0.46-1.60	$0.69
Granted	—	—	—
Expired and/or cancelled	—	—	—
Outstanding warrants - December 31, 2011	1,363,961	$0.46-1.60	$0.69
Warrants exercisable - December 31, 2011	1,363,961	$0.46-1.60	$0.69

The detail of the warrants outstanding and exercisable as of December 31, 2011 is as follows:

Exercise Price	Number Outstanding	Remaining Life (Years)	Weighted Average Exercise Price
$0.46	450,000	1.55	$0.46
$0.57	603,850	3.07	$0.57
$1.10	210,111	2.58	$1.10
$1.60	100,000	0.38	$1.60
	1,363,961		$0.69

10.  Warrant Derivative Liability

At December 31, 2011, there were 463,500 warrants classified as a derivative liability with an estimated fair value of $62,000 due to an exercise price re-set provision included in the underlying warrant agreement.  The estimated fair value was determined using the binomial lattice pricing model (“binomial lattice model”).  Key assumptions of the binomial lattice model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends, probability of future financing, and the instrument's remaining term. These assumptions require significant management judgment. In addition, changes in any of these variables during a period can result in material changes in the fair value (gains or losses) of these derivative instruments. The decrease in the estimated fair value of the warrant derivative liability for the year ended December 31, 2011 of $58,000 is included in other expense in the accompanying statement of operations. (See Note 11).

11.  Fair Value Measurements

Fair value hierarchy

Fair value is defined in ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurements are to be considered from the perspective of a market participant that holds the assets or owes the liability.  ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

ASC 820 describes three levels of inputs that may be used to measure fair value:

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

Financial instruments measured at fair value on a recurring basis

ASC 820 requires disclosure of the level within the fair value hierarchy used by the Company to value financial assets and liabilities that are measured at fair value on a recurring basis. At December 31, 2011 and 2010, the Company had outstanding warrants to purchase common shares of our stock that are classified as warrant derivative liabilities with a fair value of $62,000 and $120,000, respectively.  The warrants were valued using the binomial lattice pricing model, which utilizes significant unobservable inputs (Level 3), using the valuation assumptions in the table below.

	Year Ended 2011	Year Ended 2010
Average expected life (years)	3.0	4.0
Average expected volatility	70.0%	52.2%
Average risk-free interest rate	0.4%	3.3%
Expected dividend yield	0	0
Stock price	$0.30	$0.58

The following table reconciles the warrant derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011 and 2010:

Balance at January 1, 2010	$19,000
Loss on change in fair value included in other expense (income)	101,000
Balance at December 31, 2010	120,000
Gain on change in fair value included in other expense (income)	(58,000)
Balance at December 31, 2011	$62,000

12.  Related Party Transactions

 A director of the Company is a managing member of a venture capital firm that as of December 31, 2011 has loaned $1.7 million to the Company pursuant to the 2011 Convertible Notes (See Note 7).

13.  Commitment and Contingencies

Litigation

In the normal course of business, the Company is occasionally named as a defendant in various lawsuits. On September 7, 2010, an action was filed in the United States District Court Eastern District of Texas by Wordcheck Tech, LLC (the “Plaintiff”) against the Company as well as other co-defendants, claiming certain products, which are manufactured by an unrelated third party and sold by the Company, allegedly infringe upon U.S. Patent No. 6,782,510 entitled “Word Checking Tool For Controlling The Language Content In Documents Using Dictionaries With Modifyable Status Fields” which was issued on August 24, 2004. On December 19, 2011, The Companies entered into a settlement agreement and the suit was dismissed with prejudice.

Operating leases

The Company leases approximately 37,000 square feet of office space in San Diego, CA pursuant to a lease agreement that expires in May 31, 2016.  Pursuant to the terms of this lease agreement, the Company issued a Letter of Credit for the benefit of the lessor in the amount of $250,000.

The Company also leases approximately 12,000 square feet of office space in Rohnert Park, CA which is used primarily for technical support and research and development relating to its ePrism product line.  The Rohnert Park lease expires on May 31, 2012.

Facilities rent expense totaled approximately $921,000 and $1.7 million for the years ended December 31, 2011 and 2010, respectively. The Company recognizes rent expense on a straight line basis based upon the average monthly contractual lease amount.

Future minimum payments under operating leases are as follows:

Year Ending December 31,
2012	$842,000
2013	806,000
2014	831,000
2015	915,000
2016	393,000
Total	$3,787,000

Capital lease

As a component of its lease agreement for its office space in San Diego, CA, the Company received an allowance of approximately $217,000 that the Company used to purchase office cubicles and other furniture during January 2011.  Accordingly, a capital lease has been recorded for this amount and a pro-rata portion of the monthly lease payment is allocated to the capital lease principal balance and interest based upon a term of sixty-five (65) months at an annual interest rate of 7.0%. As of December 31, 2011 current and long term capital lease obligations included in the accompanying consolidated balance sheet were $37,000 and $146,000, respectively, and for the year ended December 31, 2011, approximately $34,000 and $14,000 were allocated to reduce the principal balance on the capital lease and to record related interest expense, respectively.

14.  Concentrations, Segment and Related Information

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

Supplier

The Company has a major vendor that accounted for approximately $2.2 million (17.1%) and $2.9 million (19.5%) of the Company’s total purchases during 2011 and 2010, respectively. At December 31, 2011 and 2010, the amount payable to this vendor was approximately $723,000 and $407,000, respectively. While the Company believes other suppliers are available if the vendor unexpectedly stops supplying the product, the Company could experience an interruption in its ability to supply its customers.

Major customers

During 2011 and 2010 there were no individual customers which accounted for more than 10% of the Company’s revenue.

Segment and related information

The Company operates under one operating segment, Secure Content Management (“SCM”). The Company’s chief operating decision makers allocate resources and make decisions based on financial data consistent with the presentation in the accompanying consolidated financial statements.

Long lived assets are located in the United States and all of the Company’s revenues are generated from external customers through products/services within this segment as shown in the accompanying statements of operations. For the years ended December 31, 2011 and 2010, approximately 96% of the Company’s revenue was in North America, the remaining 4% was disbursed over the rest of the world.

15.  Other Expense (Income)

Change in fair value of warrant derivative liability

For the years ended December 31, 2011 and 2010, other expense (income) includes a gain of approximately $58,000 and a loss of $101,000, respectively, on the change in fair value of warrant derivative liability.

Legacy Accounts Payable

Other expense (income) includes a gain on the write off of previously outstanding legacy accounts payable of approximately $135,000 during the year ended December 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWAVE, INC.

Dated: March 29, 2012	By:	/s/ Louis E. Ryan
Louis E. Ryan Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis E. Ryan	Chief Executive Officer and	March 29, 2012
Louis E. Ryan	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Thalia Gietzen	VP of Finance	March 29, 2012
Thalia Gietzen	(Principal Financial Officer and Controller)

/s/ Humphrey P. Polanen	Director	March 29, 2012
Humphrey P. Polanen

/s/ Bart A.M. Van Hedel	Director	March 29, 2012
Bart A.M. Van Hedel

/s/ William R. Baumel	Director	March 29, 2012
William R. Baumel