Form 10-Q
period 2012-03-31
EdgeWave, Inc.
filed 2012-05-14
CIK 1288496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

    OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________

Commission File Number 0-50813

EdgeWave, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0996152
(State or other Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

15333 Avenue of Science, Suite 100, San Diego, California	92128
(Address of Principal Executive Office)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
The registrant had 17,023,933 shares of its common stock, par value $0.01 per share, outstanding at March 31, 2012.

As of May 14, 2012, a total of 17,025,242 shares of Common Stock were outstanding.

EDGEWAVE, INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 EdgeWave, Inc.

 Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$2,821,000	$2,609,000
Accounts receivable - net of allowance for doubtful accounts of $20,000 and $25,000 at March 31, 2012 and December 31, 2011, respectively	3,460,000	4,097,000
Inventories - net	582,000	647,000
Prepaid expenses and other current assets	771,000	755,000

Total current assets	7,634,000	8,108,000

Fixed Assets - Net	677,000	660,000

Prepaid Expenses, Net of Current Portion	289,000	-

Goodwill	8,279,000	8,279,000

Other Intangible Assets - Net	427,000	459,000

Other Assets	797,000	97,000

Total Assets	$18,103,000	$17,603,000

Liabilities and Stockholders’ Deficit

Current Liabilities
Line of credit	$1,500,000	$1,700,000
Term loan, current portion	637,000	158,000
Accounts payable	1,015,000	1,370,000
Accrued compensation	1,236,000	1,169,000
Accrued expenses and other current liabilities	672,000	560,000
Warranty liability	178,000	186,000
Capitalized lease obligations, current portion	37,000	37,000
Deferred revenue, current portion	10,725,000	10,547,000

Total current liabilities	16,000,000	15,727,000

Convertible Notes Payable	5,221,000	4,836,000

Term Loan, Net of Current Portion	1,329,000	400,000

Deferred Rent	336,000	302,000

Capitalized Lease Obligations, Net of Current Portion	137,000	146,000

Deferred Revenue, Net of Current Portion	11,892,000	11,651,000

Total liabilities	34,915,000	33,062,000

Stockholders’ Deficit
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; 17,023,933 and 17,019,736 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	166,000	166,000
Additional paid-in capital	42,274,000	42,228,000
Accumulated deficit	(59,252,000)	(57,853,000)

Total stockholders’ deficit	(16,812,000)	(15,459,000)

Total Liabilities and Stockholders’ Deficit	$18,103,000	$17,603,000

See accompanying notes

     EdgeWave, Inc.

     Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenues
Subscription	$3,501,000	$3,670,000
Appliance	795,000	708,000
License	-	2,000
Total Revenues	4,296,000	4,380,000

Cost of Revenues
Subscription	702,000	790,000
Appliance	463,000	453,000
License	-	2,000
Total Cost of Revenues	1,165,000	1,245,000

Gross Profit	3,131,000	3,135,000

Operating Expenses
Sales and marketing	2,209,000	2,443,000
Research and development	1,190,000	1,464,000
General and administrative	1,014,000	906,000
Total Operating Expenses	4,413,000	4,813,000

Loss from Operations	(1,282,000)	(1,678,000)

Other Expense (Income)
Interest expense - net	123,000	44,000
Other income	(15,000)	(20,000)
Total Other Expense	108,000	24,000
Loss Before Income Taxes	(1,390,000)	(1,702,000)

Income tax expense	9,000	-
Net Loss	$(1,399,000)	$(1,702,000)
Loss Per Common Share - Basic and Diluted	$(0.08)	$(0.11)
Weighted Average Shares Outstanding - Basic and Diluted	17,022,721	16,191,701

 See accompanying notes

 EdgeWave, Inc.

 Condensed Consolidated Statements of Stockholders' Deficit (Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2011	17,019,736	$166,000	$42,228,000	$(57,853,000)	$(15,459,000)
Common stock issued for the exercise of employee stock options	4,197	-	1,000	-	1,000
Stock-based compensation expense	-	-	43,000	-	43,000
Warrants issued in connection with Partners for Growth III, L.P loan agreement	-	-	2,000	-	2,000
Net loss	-	-	-	(1,399,000)	(1,399,000)
Balance at March 31, 2012	17,023,933	$166,000	$42,274,000	$(59,252,000)	$(16,812,000)

 See accompanying notes

 EdgeWave, Inc.

 Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(1,399,000)	$(1,702,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114,000	177,000
Allowance for doubtful accounts	(9,000)	(10,000)
Loss on change in fair value of warrant derivative liability	(15,000)	(20,000)
Stock-based compensation expense	43,000	40,000
Noncash interest expense	85,000	24,000
Change in operating assets and liabilities:
Accounts receivable	(53,000)	412,000
Inventories	65,000	254,000
Prepaid expenses and other assets	(305,000)	400,000
Accounts payable	(355,000)	(345,000)
Accrued expenses and other current liabilities	110,000	22,000
Accrued compensation	67,000	(129,000)
Warranty liability	(7,000)	(8,000)
Deferred rent	48,000	-
Deferred revenue	419,000	(482,000)
Net cash used in operating activities	(1,192,000)	(1,367,000)
Cash Flows From Investing Activities
Purchases of fixed assets	(99,000)	(259,000)
Net cash used by investing activities	(99,000)	(259,000)
Cash Flows From Financing Activities
Proceeds from convertible notes issued	300,000	-
Proceeds from stock option exercises	1,000	35,000
Warrants issued in connection with Partners for Growth III, L.P loan agreement	2,000	-
Proceeds from the sales of stock under the employee stock purchase plan	-	44,000
Principal payments on capitalized lease obligations	(9,000)	(8,000)
Principal payments on term loans	(91,000)	(25,000)
Proceeds from term loans	1,500,000	-
Net (decrease) increase on line of credit	(200,000)	1,200,000
Net cash provided by financing activities	1,503,000	1,246,000
Net Increase (Decrease) in Cash and Cash Equivalents	212,000	(380,000)
Cash and Cash Equivalents at Beginning of Period	2,609,000	2,610,000
Cash and Cash Equivalents at End of Period	$2,821,000	$2,230,000
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$15,000	$10,000
Income taxes	$9,000	$-
Non Cash Investing and Financing Activities:
Furniture acquired pursuant to capital lease	$-	$217,000

See accompanying notes

EdgeWave, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Significant Accounting Policies

Description of business

EdgeWave, Inc., a Delaware corporation (“we,” “us,”  “our,” “EdgeWave,” or the “Company”) develops and markets on demand, on-premises, and hybrid Secure Content Management (“SCM”) solutions to the mid-enterprise and service provider markets. Customers can purchase our solutions directly from us, through a Managed Service Provider, or via one of our Value-Added Resellers around the world. On-premises purchases typically consist of an initial hardware purchase (appliance) and maintenance subscription, whereas our on-demand purchases contain only a subscription. Our primary customers are IT executives, managers and administrators as well as Managed Service Providers and Internet Service Providers.

On June 15, 2011, the shareholders of the Company approved the amendment of the Company’s Certificate of Incorporation to change our corporate name from St. Bernard Software, Inc. to EdgeWave, Inc.

Basis of presentation and consolidation

The condensed consolidated financial statements included in this report are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and applicable sections of Regulation S-X. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary to make the financial statements not misleading. The consolidated balance sheet as of December 31, 2011 was derived from the Company’s audited financial statements. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2012. These consolidated financial statements should be read in conjunction with the Company’s December 31, 2011 consolidated financial statements and notes thereto included in the Company’s Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 30, 2012.

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

Basic and diluted loss per common share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted loss per common share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible debt using the if-converted method. In computing diluted loss per common share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted loss per common share excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2012 and 2011, the Company had 5,455,194 and 5,203,796, respectively, potentially dilutive securities outstanding, respectively, that were not included in the calculation of dilutive loss per share as their effect would have been anti-dilutive.

Adopted accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure in U.S. GAAP and IFRS” (“ASU 2011-04”), to provide consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurement. ASU 2011-04 is effective for periods beginning after December 15, 2011. The adoption of ASU 2011-04 during the first quarter of 2012 did not have a material effect on our fair value measures and disclosures.

Recent accounting pronouncements

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

Subsequent events

Management has evaluated events subsequent to March 31, 2012 through the date the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

2. Liquidity

As of March 31, 2012, the Company had approximately $2.8 million in cash and cash equivalents and a working capital deficit of $8.4 million.  Approximately $10.7 million of our current liability balance at March 31, 2012 consisted of deferred revenue, which represents amounts that are expected to be amortized into revenue as they are earned in future periods.  For the three months ended March 31, 2012, the Company incurred a net loss of $1.4 million and as of March 31, 2012 has incurred a cumulative net loss of $59.3 million.  For the three months ended March 31, 2012 cash used by operating activities was $1.2 million.

As described in Note 4, the Company has an existing credit facility with Silicon Valley Bank (“SVB”) under which there is borrowing availability of $682,000 as of March 31, 2012.  In addition, the Company entered into a Loan and Security Agreement with Partners for Growth III, L.P. (“PFG”), pursuant to which PFG provided EdgeWave with a loan in the amount of $1.5 million in January 2012 (See Note 4).

In the opinion of management, its existing cash resources as of March 31, 2012, projected improved operating results, collections on future billings, and borrowing availability under existing credit facilities, will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected collections will be realized or that the Company will improve operating results so that positive cash flow from operating activities will be achieved.  The Company believes that if necessary, they will be able to raise additional needed capital through subsequent debt or equity financing transactions, and in this regard, has current Board of Director authorization to issue additional convertible notes payable in the principal amount of $1.9 million on the same terms as those issued pursuant to the 2011 Purchase Agreement.

3. Stock-Based Compensation Expense

Share option plans

The Company has three share-based compensation plans (collectively, the “Plans”), which provide for the issuance of options, stock grants, and stock-based awards to employees and others as deemed appropriate by the Board of Directors. Terms of options issued under the Plans generally include an exercise price equal to the estimated fair value of the underlying common stock at the date of grant, vesting periods generally between three and five years, and expiration dates not to exceed ten years from the date of grant. As of March 31, 2012, the Company had 3,616,233 option shares outstanding, of which 932,687 shares of restricted stock are outstanding but unvested under the Plans, and 393,628 option shares available for issuance. Stock-based compensation expenses of approximately $43,000 and $40,000 for the three months ended March 31, 2012 and 2011, respectively, were charged to operating expenses. The effect on loss per share as a result of the stock based compensation expense was approximately $0.00 for the three months ended March 31, 2012 and 2011. The tax effect was immaterial.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected life of the stock options granted, the expected stock price volatility factor, and the pre-vesting option forfeiture rate. The fair value of options granted during the three months ended March 31, 2012 and 2011 was calculated using the Black-Scholes option pricing model (“Black-Scholes”) using the valuation assumptions in the table below. The Company estimates the expected life of stock options granted based upon management’s consideration of the historical life of the options and the vesting and contractual period of the options granted. The Company estimates the expected volatility factor based on the weighted average of the historical volatility of three publicly traded surrogates of the Company and the Company’s implied volatility from its common stock price. The Company applies its risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The Company has no history or expectation of paying any cash dividends on its common stock.  Forfeitures are estimated based on historical experience.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Average expected life (years)	6.5	6.5
Average expected volatility	56.9%	55.5%
Average risk-free interest rate	2.0%	3.5%
Average expected dividend yield	0	0

The following is a summary of stock option activity under the Plans as of March 31, 2012:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Options outstanding at December 31, 2011	3,470,351	$0.26	7.87	$205,638	—
Granted	357,281	$0.39	—	—	$0.39
Exercised	(4,197)	$0.25	—	—	—
Forfeited/Expired	(207,202)	$0.31	—	—	—
Options outstanding at March 31, 2012	3,616,233	$0.27	7.67	$70,794	—
Options vested and expected to vest at March 31, 2012	3,215,071	$0.27	7.45	$67,960	—
Options exercisable at March 31, 2012	2,096,757	$0.24	6.64	$53,297	—

Additional information regarding options outstanding as of March 31, 2012 is as follows:

Range of Exercise Prices		Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.15	$0.16	388,340	7.05	$0.16	332,752	$0.16
$0.17	$0.19	71,000	9.24	$0.17	10,671	$0.18
$0.20	$0.20	396,875	7.54	$0.20	318,403	$0.20
$0.22	$0.24	452,000	8.16	$0.23	297,285	$0.23
$0.25	$0.25	794,405	5.27	$0.25	781,405	$0.25
$0.26	$0.26	584,000	9.34	$0.26	92,494	$0.26
$0.30	$0.35	430,759	7.77	$0.35	196,293	$0.35
$0.40	$0.50	380,250	9.73	$0.41	19,228	$0.47
$0.52	$0.73	88,604	7.97	$0.56	38,226	$0.56
$0.82	$0.82	30,000	8.62	$0.82	10,000	$0.82
$0.15	$0.82	3,616,233	7.67	$0.27	2,096,757	$0.24

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2012 was approximately $71,000 and $53,000, respectively. The aggregate intrinsic value represents the total intrinsic value based upon the stock price of $0.25 at March 30, 2012. The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2011 was approximately $801,000 and $394,000, respectively.

Cash received from stock option exercises during the three months ended March 31, 2012 was $1,000.  As of March 31, 2012, there was approximately $445,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the option plans. This cost is expected to be recognized over a weighted average period of 2.73 years.

The following is a summary of restricted stock activity as of the three months ended March 31, 2012:

	Number of Shares Outstanding*	Weighted Average Fair Value
Restricted stock unreleased at December 31, 2011	252,687	$0.64
Awarded	700,000	$0.39
Released	—	$—
Cancelled	—	$—
Restricted stock unreleased at March 31, 2012	952,687	$0.45

* Represents the total amount of restricted stock outstanding but unvested.

4. Credit Facility and Debt Agreements

Silicon Valley Bank (“SVB”)

In 2007, the Company entered into a Loan and Security Agreement with SVB (the “SVB Loan Agreement”). The Company borrows and makes repayments under the revolving credit facility depending on its liquidity position. Most recently, the SVB Loan Agreement was amended on September 8, 2011 and April 30, 2012. The primary revisions incorporated by the latest amendment include (i) modifying the availability amount on the revolving line balance to the lesser of the revolving line or the borrowing base, minus the aggregate outstanding principal amount of Term Loan A, Term Loan B, and Term Loan C, minus the outstanding principal balance of any advances and (ii) revising the SVB Loan Agreement’s financial covenant calculation, which replaces the tangible net worth calculation, to include that the Company maintain at all times, on a year to date basis for 2012, a modified cumulative net income of at least negative three million dollars (-$3,000,000), on a trailing three (3) month basis from January 2013 through March 2013, an amount equal to at least eighty percent (80%) of the Company’s projected modified cumulative net income for the applicable period and on a trailing three (3) month basis at all times thereafter, one dollar ($1.00).

At March 31, 2012, the total amount outstanding under the Revolving Line was $1.5 million and the Company had a remaining borrowing availability of $682,000. As of March 31, 2012, the applicable interest rate for the Revolving Line was 6.00% and for the three months ended March 31, 2012 interest expense relating to the revolving line was approximately $73,000.  At March 31, 2012, the total amount outstanding under Term Loans A, B, and C was $558,000, which represents the total amount available pursuant to these loans. As of March 31, 2012, the applicable interest rates for Term Loan A, Term Loan B, and Term Loan C were 6.00%, 7.50%, and 7.00%, respectively, and the total interest expense for these loans for the three months ended March 31, 2012 was approximately $8,000.

As of March 31, 2012, the Company was in compliance with the covenants under the SVB Loan and Security Agreement, as amended.

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

As of March 31, 2012 principal and accrued interest on the 2011 Convertible Notes totaled $4.9 million.

One of the 2010 Convertible Notes in the original principal amount of $300,000 was not repaid in connection with the issuance of the 2011 Convertible Notes and remain outstanding at March 31, 2012.   The interest on the outstanding principal balance on these 2010 Notes accrues at a rate of three percent (3.0%) per annum and accrued interest is added to the balance of the 2010 Note.  All unpaid principal and interest is due and payable at maturity, which is July 30, 2014, and may be converted at any time into shares of the Company’s Common Stock at a fixed conversion price of $1.10. Following the occurrence of any period of 60 consecutive trading days where the average closing price of the Company’s common stock is equal to or greater than $1.25 per share, the entire unpaid principal amount together with any unpaid interest shall be converted into the Company’s Common Stock at a conversion price of $1.10.

As of March 31, 2012 and December 31, 2011 principal and accrued interest on the 2010 Notes totaled $315,000 and $313,000, respectively.  Interest expense recognized during the three months ended March 31, 2012 and 2011 on the 2010 and 2011 Convertible Notes totaled approximately $85,000 and $24,000, respectively.

On January 4, 2012 the Company entered into a Purchase Agreement with an investor pursuant to which the Company issued secured subordinated convertible notes in the aggregate original principal amount of $100,000 on terms identical to the 2011 Convertible Notes, as amended. Also, on March 2, 2012 the Company received a principal amount of $200,000 with an original investor of the 2010 Convertible Note for which the Company has yet to receive a Purchase Agreement with that investor. The Company has been accruing interest on $200,000, which is being added to the principal amount, at a rate of seven percent (7.0%) which is consistent with interest rate terms on the 2011 Convertible Notes, as amended.

Partners for Growth III, L.P. (“PFG”)

Effective January 30, 2012, the Company entered into a Loan and Security Agreement (the “PFG Loan Agreement”) with Partners for Growth III, L.P., pursuant to which PFG provided EdgeWave with a loan in the amount of $1.5 million (the “Loan”).

The Loan will be repaid in 36 monthly principal payments of approximately $42,000 each, plus interest, commencing on March 1, 2012.  The principal of the Loan may not be prepaid in whole or in part during the first year. During the second year, EdgeWave may prepay the Loan in whole or in part subject to payment of a prepayment fee equal to three percent (3%) of the amount prepaid. During the third year, EdgeWave may prepay the Loan in whole or in part subject to payment of a prepayment fee equal to two percent (2%) of the amount prepaid. The annual interest rate on the Loan is 9.75%, fixed.  The obligations under the PFG Loan Agreement are secured by substantially all of EdgeWave’s assets, subordinated to the SVB Loan Agreements.

As of March 31, 2012, the principal balance on the Loan was approximately $1.5 million.  Interest expense recognized during the three months ended March 31, 2012 totaled $21,000.

The PFG Loan Agreement contains affirmative, negative and financial covenants customary for credit facilities of this type, including, among other things, limitations on indebtedness, liens, sales of assets, mergers, investments, and dividends.  The PFG Loan Agreement also requires that EdgeWave maintain a Cumulative Modified Net Income / Loss (as defined in the PFG Loan Agreement) of not less than ($3.0 million) during the calendar year 2012 (with dollar figures in parentheses denoting a negative number).  The PFG Loan Agreement requires for each month during the first calendar quarter of 2013, on a rolling three-month basis, that EdgeWave  maintain a Modified Net Income / (Loss) of at least eighty percent (80%) of EdgeWave’s Board-approved forecast/financial plan for Modified Net Income / (Loss) for such period.  In addition, the PFG Loan Agreement contains events of default provisions customary for credit facilities of this type (with grace or cure periods, as applicable).

In connection with the execution of the PFG Loan Agreement, EdgeWave issued warrants (the “Warrants”) to PFG and its designees which allow PFG and its designees to purchase up to 450,000 shares of EdgeWave common stock at an exercise of $0.35 per share. The Warrants expire on January 30, 2017.

5. Other Assets

Other assets consisted of the following:

	March 31, 2012	December 31, 2011
Long term accounts receivable	$700,000	$-
Security deposits	97,000	97,000

Total other assets	$797,000	$97,000

At March 31, 2012, other assets consisted of $700,000 in long term accounts receivable for amounts in which payments are not due within one year and $97,000 in security deposits mostly related to our operating lease for our corporate headquarters in San Diego.

6. Stockholders’ Deficit

Warrants

As of March 31, 2012 and December 31, 2011, a total of 1,838,961 and 1,363,961 shares of common stock, respectively, were reserved for issuance for the exercise of warrants at exercise prices ranging from $0.35 to $1.60 per share.  During the three months ended March 31, 2012, 475,000 warrants were issued. There were no warrants exercised or cancelled during these three months.

The detail of the warrants outstanding and exercisable as of March 31, 2012 is as follows:

Exercise Price	Number Outstanding	Remaining Life (Years)	Weighted Average Exercise Price
$0.35	450,000	4.84	0.35
$0.46	450,000	1.30	$0.46
$0.57	603,850	2.82	$0.57
$1.10	210,111	2.33	$1.10
$1.25	25,000	3.34	$1.25
$1.60	100,000	0.13	$1.60
	1,838,961		$0.62

7. Warrant Derivative Liability

At March 31, 2012, there were 463,500 warrants classified as a derivative liability with an estimated fair value of $47,000 due to an exercise price re-set provision included in the underlying warrant agreement.  The estimated fair value was determined using the binomial lattice pricing model (“binomial lattice model”).  Key assumptions of the binomial lattice model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends, probability of future financing, and the instrument's remaining term. These assumptions require significant management judgment. In addition, changes in any of these variables during a period can result in material changes in the fair value (gains or losses) of these derivative instruments. The decrease in the estimated fair value of the warrant derivative liability for the three months ended March 31, 2012 of $15,000 is included in other expense in the accompanying statement of operations. (See Note 8).

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

Financial instruments measured at fair value on a recurring basis

ASC 820 requires disclosure of the level within the fair value hierarchy used by the Company to value financial assets and liabilities that are measured at fair value on a recurring basis. At March 31, 2012 and December 31, 2011, the Company had outstanding warrants to purchase common shares of our stock that are classified as warrant derivative liabilities with a fair value of $47,000 and $62,000, respectively.  The warrants were valued using the binomial lattice pricing model, which utilizes significant unobservable inputs (Level 3), using the valuation assumptions in the table below.

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Average expected life (years)	2.8	3.0
Average expected volatility	70.0%	70.0%
Average risk-free interest rate	0.5%	0.4%
Expected dividend yield	0	0
Stock price	$0.25	$0.30

The following table reconciles the warrant derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012:

Balance at December 31, 2011	62,000
Gain on change in fair value included in other expense (income)	(15,000)
Balance at March 31, 2012	$47,000

9. Commitment and Contingencies

Litigation

In the normal course of business, the Company is occasionally named as a defendant in various lawsuits. There are currently no material pending legal proceedings which the Company is a party of or which any of the Company’s property is the subject of .

Operating leases

The Company leases approximately 37,000 square feet of office space in San Diego, CA pursuant to a lease agreement that expires in May 31, 2016.  Pursuant to the terms of this lease agreement, the Company issued a Letter of Credit for the benefit of the lessor in the amount of $250,000.

The Company also leases approximately 12,000 square feet of office space in Rohnert Park, CA which is used primarily for technical support and research and development relating to its ePrism product line.  The Rohnert Park lease was renewed during March 2012 which extends the lease until May 31, 2014.

Capital lease

As a component of its lease agreement for its office space in San Diego, CA, the Company received an allowance of approximately $217,000 that the Company used to purchase office cubicles and other furniture during January 2011.  Accordingly, a capital lease has been recorded for this amount and a pro-rata portion of the monthly lease payment is allocated to the capital lease principal balance and interest based upon a term of sixty-five (65) months at an annual interest rate of 7.0%. As of March 31, 2012 current and long term capital lease obligations included in the accompanying consolidated balance sheet were $37,000 and $137,000, respectively, and for the three months ended March 31, 2012, approximately $9,000 and $3,000 were allocated to reduce the principal balance on the capital lease and to record related interest expense, respectively.

10. Related Party Transactions

 A director of the Company is a managing member of a venture capital firm that as of March 31, 2012 has loaned $1.7 million, which includes accrued interest added to the principal balance, to the Company pursuant to the 2011 Convertible Notes (See Note 4).

PART I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q. For additional information concerning these factors, see the information under the caption “Risk Factors” in our Annual Report on Form 10-K filed on March 30, 2012 for the year ended December 31, 2011.

Our Business

On June 15, 2011, the shareholders of the Company approved the amendment of the Company’s Certificate of Incorporation to change our corporate name from St. Bernard Software, Inc. to EdgeWave, Inc.

We develop and market on demand, on-premises, and hybrid SCM solutions to the mid-enterprise and service provider markets. The EdgeWave portfolio of web and email security technologies delivers SCM with ease of deployment and the lowest Total Cost of Ownership (“TCO”) on the market. The Company’s award-winning iPrism Web Security appliance and ePrism hosted Email Security Suite can be delivered as hosted, on-premises, and hybrid services. With approximately 6,500 customers and over 200 partners worldwide, EdgeWave strives to deliver simple, high performance solutions that offer excellent value.

Customers can purchase EdgeWave solutions directly from us, or through our network of distributors, Value-Added Resellers and Managed Service Providers. On-premises purchases typically consist of an initial hardware purchase (appliance) and filtering subscription, whereas our hosted services only require a subscription. Our primary customers are IT executives, managers and administrators as well as Managed Service Providers and Internet Service Providers.

Overview of Our Financial Results and Financial Position

We reported revenues of $4.3 million for the three months ended March 31, 2012, compared to $4.4 million in the same period in 2011, a decrease of 1.9%; a net loss for the three months ended March 31, 2012 of $1.4 million, compared to a net loss of $1.7 million in the same period in 2011; and net basic and diluted loss per share for the three months ended March 31, 2012 of $0.08, compared to a net basic and diluted loss per share of $0.11 reported in the same period in 2011.

Cash used by operations was $1.2 million and $1.4 million for the three months ended March 31, 2012 and 2011, respectively. The net decrease in the cash used by operating activities was mainly the result of reductions in salaries and related expenses.

As of March 31, 2012, we had cash and cash equivalents of $2.8 million and availability under an existing credit facility with SVB of $682,000.  In January 2012, we received proceeds of $1.5 million in connection with a loan with PFG.  In the opinion of management, our existing cash resources as of March 31, 2012, proceeds from the January 2012 loan with PFG, projected improvements in operating results, collections on future billings and borrowing availability under existing credit facilities will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected collections will be realized or that the Company will improve operating results so that positive cash flow from operating activities will be achieved.

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

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” located within our 10-K filed on March 30, 2012 for the year ended December 31, 2011 for further discussion of our  “Summary of Significant Accounting Policies and Estimates”. There have been no material changes to these accounting policies during the three months ended March 31, 2012.

Results of Operations of EdgeWave, Inc.

Comparison of the Three Months Ended March 31, 2012 and 2011 (amounts in tables presented in thousands, except percentages)

Revenues	For the Three Months Ended March 31,
	2012	2011	% Change
Total revenues	$4,296	$4,380	(1.9)%

Revenues decreased $84,000 for the three months ended March 31, 2012, compared to the same period in 2011. See the discussion of changes in subscription and appliance revenues below.

Subscription Revenues	For the Three Months Ended March 31,
	2012	2011	% Change
Subscription revenues	$3,501	$3,670	(4.6)%
As a percentage of revenues	81.5%	83.8%

For the three months ended March 31, 2012 our subscription revenues decreased approximately $169,000 compared to the same period in 2011 as a result of pricing pressures to discount our subscription products in order to remain competitive with our competitors. The subscription renewal rates for our products range from 75% to 85%.

Appliance Revenues	For the Three Months Ended March 31,
	2012	2011	% Change
Appliance revenues	$795	$708	12.3%
As a percentage of revenues	18.5%	16.2%

For the three months ended March 31, 2012, appliance revenues increased approximately $87,000 compared with the respective period in 2011 due mainly to the shipping of additional appliances.

Cost of Revenues	For the Three Months Ended March 31,
	2012	2011		% Change
Total cost of revenues	$1,165	$1,245		(6.4)%
Gross margin percent	72.9%	71.2	6%

 Cost of revenues consists primarily of the cost of contract manufactured hardware, technical support salaries, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Total cost of revenues decreased $80,000 for the three months ended March 31, 2012 compared to the same period in 2011.  See the discussion of changes in the cost of subscription and appliance revenues below.

Cost of Subscription Revenues	For the Three Months Ended March 31,
	2012	2011	% Change
Total cost of subscription revenues	$702	$790	(11.1)%
Gross margin percent	79.9%	78.5%

The cost of subscription revenues primarily includes the cost of our technical support group and network colocation costs.  The decrease of $88,000 for the three months ended March 31, 2012 compared to the same period in 2011 was mainly due to decreases to compensation expenses.

Cost of Appliance Revenues	For the Three Months Ended March 31,
	2012	2011	% Change
Total cost of appliance revenues	$463	$453	2.2%
Gross margin percent	41.8%	36.0%

The cost of appliance revenues, which includes contract manufactured equipment, warranty expense, and packaging and freight increased approximately $10,000 for the three months ended March 31, 2012 compared to the same period in 2011. This is the result of an increase in the number of appliances sold during the current period. Gross margin increased 5.8% due to increased sales of our higher priced appliance units which are more profitable.

Sales and Marketing	For the Three Months Ended March 31,
	2012	2011	% Change
Total sales and marketing	$2,209	$2,443	(9.6)%
As a percentage of revenues	51.4%	55.8%

Sales and marketing expense consists primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the three months ended March 31, 2012 sales and marketing expense decreased 9.6%, or approximately $234,000, over the same period in 2011 primarily due to decreases in advertising expenses.

Research and Development	For the Three Months Ended March 31,
	2012	2011	% Change
Total research and development	$1,190	$1,464	(18.7)%
As a percentage of revenues	27.7%	33.4%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The net decrease of $274,000 for the three months ended March 31, 2012 compared to the same period in 2011 was primarily the result of a decrease in compensation costs for research and development engineers.  Research and development is an important part of our business and we expect it to remain high as a percentage of revenues as we continue to invest in our development efforts.

We currently have research and development facilities in San Diego and Rohnert Park, CA. Management believes that a significant investment in research and development is required to remain competitive and we expect to continue to invest in research and development activities.

General and Administrative	For the Three Months Ended March 31,
	2012	2011	% Change
Total general and administrative	$1,014	$906	11.9%
As a percentage of revenues	23.6%	20.7%

General and administrative expenses, which consist primarily of salaries and related benefits,  fees for professional services, such as legal and accounting services, stock-based compensation, and insurance increased approximately $108,000 for the three months ended March 31, 2012, compared to the same period in 2011. The most significant increases during the three months ended March 31, 2012 was the result of increases in compensation and consulting expenses.

Interest and Other Income, Net	For the Three Months Ended March 31,
	2012	2011	% Change
Total interest and other income, net	$108	$24	350.0%
As a percentage of revenues	2.5%	0.5%

Interest and other income, net, includes interest expense, interest income, and other income. For the three months ended March 31, 2012, interest and other income, net included interest expense due to borrowings outstanding of $123,000, offset by a gain on the change in the fair value of the warrant derivative liability of approximately $15,000.  For the three months ended March 31, 2011, interest and other income, net included interest expense due to borrowings outstanding of $44,000 and a gain on the change in the fair value of the warrant derivative liability of approximately $20,000.

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

Cash used by operations was $1.2 million and $1.4 million for the three months ended March 31, 2012 and 2011, respectively. The net decrease in the cash used by operating activities resulted primarily from reductions in salaries and related expenses.

For the three months ended March 31, 2012 and 2011, cash used by investing activities was $99,000 and $259,000, respectively. The net decrease in cash used by investing activities was attributed primarily to a decrease in fixed asset purchases during the first quarter of 2012.

Cash flows provided by financing activities for the three months ended March 31, 2012 and 2011 was $1.5 million and $1.2 million, respectively. The net increase in cash provided by financing was primarily due to the increase on the proceeds of the PFG Loan (See Note 4) in the amount of $1.5 million and term loans, offset by a decrease on the line of credit.

As a result of the foregoing, the net increase in cash and cash equivalents was $212,000 for the three months ended March 31, 2012; the net decrease in cash and cash equivalents for the three months ended March 31, 2011 was $380,000.

Credit Facility and Debt Agreements

Silicon Valley Bank (“SVB”)

In 2007, the Company entered into the SVB Loan Agreement. The Company borrows and makes repayments under the revolving credit facility depending on its liquidity position. Most recently, the SVB Loan Agreement was amended on September 8, 2011 and April 30, 2012. The primary revisions incorporated by the latest amendment include (i) modifying the availability amount on the revolving line balance to the lesser of the revolving line or the borrowing base, minus the aggregate outstanding principal amount of Term Loan A, Term Loan B, and Term Loan C, minus the outstanding principal balance of any advances and (ii) revising the SVB Loan Agreement’s financial covenant calculation, which replaces the tangible net worth calculation, to include that the Company maintain at all times, on a year to date basis for 2012, a modified cumulative net income of at least negative three million dollars (-$3,000,000), on a trailing three (3) month basis from January 2013 through March 2013, an amount equal to at least eighty percent (80%) of the Company’s projected modified cumulative net income for the applicable period and on a trailing three (3) month basis at all times thereafter, one dollar ($1.00).

At March 31, 2012, the total amount outstanding under the Revolving Line was $1.5 million and the Company had a remaining borrowing availability of $682,000. As of March 31, 2012, the applicable interest rate for the Revolving Line was 6.00% and for the three months ended March 31, 2012 interest expense relating to the revolving line was approximately $73,000.  At March 31, 2012, the total amount outstanding under Term Loans A, B, and C was $558,000, which represents the total amount available pursuant to these loans. As of March 31, 2012, the applicable interest rates for Term Loan A, Term Loan B, and Term Loan C were 6.00%, 7.50%, and 7.00%, respectively, and the total interest expense for these loans for the three months ended March 31, 2012 was approximately $8,000.

As of March 31, 2012, the Company was in compliance with the covenants under the SVB Loan and Security Agreement, as amended.

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

As of March 31, 2012 principal and accrued interest on the 2011 Convertible Notes totaled $4.9 million.

One of the 2010 Convertible Notes in the original principal amount of $300,000 was not repaid in connection with the issuance of the 2011 Convertible Notes and remain outstanding at March 31, 2012.   The interest on the outstanding principal balance on these 2010 Notes accrues at a rate of three percent (3.0%) per annum and accrued interest is added to the balance of the 2010 Note.  All unpaid principal and interest is due and payable at maturity, which is July 30, 2014, and may be converted at any time into shares of the Company’s Common Stock at a fixed conversion price of $1.10. Following the occurrence of any period of 60 consecutive trading days where the average closing price of the Company’s common stock is equal to or greater than $1.25 per share, the entire unpaid principal amount together with any unpaid interest shall be converted into the Company’s Common Stock at a conversion price of $1.10.

As of March 31, 2012 and December 31, 2011 principal and accrued interest on the 2010 Notes totaled $315,000 and $313,000, respectively.  Interest expense recognized during the three months ended March 31, 2012 and 2011 on the 2010 and 2011 Convertible Notes totaled approximately $85,000 and 24,000, respectively.

On January 4, 2012 the Company entered into a Purchase Agreement with an investor pursuant to which the Company issued secured subordinated convertible notes in the aggregate original principal amount of $100,000 on terms identical to the 2011 Convertible Notes, as amended. Also, on March 2, 2012 the Company received a principal amount of $200,000 with an original investor of the 2010 Convertible Note for which the Company has yet to receive a Purchase Agreement with that investor. The Company has been accruing interest on $200,000, which is being added to the principal amount, at a rate of seven percent (7.0%) which is consistent with interest rate terms on the 2011 Convertible Notes, as amended.

Partners for Growth III, L.P. (“PFG”)

Effective January 30, 2012, the Company entered into PFG Loan Agreement, pursuant to which PFG provided EdgeWave with a loan in the amount of $1.5 million (the “Loan”).

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

As of March 31, 2012, the principal balance on the Loan was approximately $1.5 million.  Interest expense recognized during the three months ended March 31, 2012 totaled $21,000.

The PFG Loan Agreement contains affirmative, negative and financial covenants customary for credit facilities of this type, including, among other things, limitations on indebtedness, liens, sales of assets, mergers, investments, and dividends.  The PFG Loan Agreement also requires that EdgeWave maintain a Cumulative Modified Net Income / Loss (as defined in the PFG Loan Agreement) of not less than ($3.0 million) during the calendar year 2012 (with dollar figures in parentheses denoting a negative number).  The PFG Loan Agreement requires for each month during the first calendar quarter of 2013, on a rolling three-month basis, that EdgeWave  maintain a Modified Net Income / (Loss) of at least eighty percent (80%) of EdgeWave’s Board-approved forecast/financial plan for Modified Net Income / (Loss) for such period.  In addition, the PFG Loan Agreement contains events of default provisions customary for credit facilities of this type (with grace or cure periods, as applicable).

In connection with the execution of the PFG Loan Agreement, EdgeWave issued warrants (the “Warrants”) to PFG and its designees which allow PFG and its designees to purchase up to 450,000 shares of EdgeWave common stock at an exercise of $0.35 per share. The Warrants expire on January 30, 2017.

Liquidity

As of March 31, 2012, the Company had approximately $2.8 million in cash and cash equivalents and a working capital deficit of $8.4 million.  Approximately $10.7 million of our current liability balance at March 31, 2012 consisted of deferred revenue, which represents amounts that are expected to be amortized into revenue as they are earned in future periods.  For the three months ended March 31, 2012, the Company incurred a net loss of $1.4 million and as of March 31, 2012 has incurred a cumulative net loss of $59.3 million.  For the three months ended March 31, 2012 cash used by operating activities was $1.2 million.

As described in Note 4, the Company has an existing credit facility with Silicon Valley Bank (“SVB”) under which there is borrowing availability of $682,000 as of March 31, 2012.  In addition, the Company entered into a Loan and Security Agreement with Partners for Growth III, L.P. (“PFG”), pursuant to which PFG provided EdgeWave with a loan in the amount of $1.5 million in January 2012 (See Note 4).

In the opinion of management, its existing cash resources as of March 31, 2012, projected improved operating results, collections on future billings, and borrowing availability under existing credit facilities, will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected collections will be realized or that the Company will improve operating results so that positive cash flow from operating activities will be achieved.  The Company believes that if necessary, they will be able to raise additional needed capital through subsequent debt or equity financing transactions, and in this regard, has current Board of Director authorization to issue additional convertible notes payable in the principal amount of $1.9 million on the same terms as those issued pursuant to the 2011 Purchase Agreement.

Adopted Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure in U.S. GAAP and IFRS” (“ASU 2011-04”), to provide consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurement. ASU 2011-04 is effective for periods beginning after December 15, 2011. The adoption of ASU 2011-04 during the first quarter of 2012 did not have a material effect on our fair value measures and disclosures.

Recent Accounting Pronouncements

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, these forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements. For a summary of such risks and uncertainties, please see Risk Factors located in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.

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

During the course of our evaluation, our Chief Executive Officer and VP of Finance have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the Company is occasionally named as a defendant in various lawsuits. There are currently no material pending legal proceedings which the Company is a party of or which any of the Company’s property is the subject of.

Item 1A.  Risk Factors

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

PART IV

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 16, 2005).

3.2	Amended and Restated Bylaws of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007).

3.3	Amended and Restated Certificate of Incorporation of EdgeWave, Inc. (formerly known as St. Bernard Software, Inc.) (incorporated herein by reference to Item 5.07 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2011).

4.1	Specimen Unit Certificate of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 4.1 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-114861) filed with the Securities and Exchange Commission on September 23, 2004).

4.2	Specimen Common Stock Certificate of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 4.2 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-114861) filed with the Securities and Exchange Commission on September 23, 2004).

4.3	Warrant issued by St. Bernard Software, Inc. on May 16, 2007 to Silicon Valley Bank (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2007).

4.4	Warrant issued by St. Bernard Software, Inc. on January 25, 2008 to Agility Capital, LLC (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008).

4.5	Warrant issued by St. Bernard Software, Inc. on January 25, 2008 to Silicon Valley Bank (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008).

4.6	Warrant Purchase Agreement between St. Bernard Software, Inc. and RWI Ventures II, L.P. dated July 28, 2010 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2010).

4.7	Convertible Note Agreement between St. Bernard Software, Inc. and certain Noteholders dated July 28, 2010 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2010).

4.8	Convertible Note Agreement between EdgeWave, Inc. and certain Noteholders dated December 5, 2011 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2011).

4.9	Warrant issued by EdgeWave, Inc. on January 30, 2012 to Partners for Growth III, L.P. and its designees (incorporated herein by reference to Exhibit 4.1 to 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).

4.10	First amendement to Convertible Note Agreement between EdgeWave, Inc. and certain Noteholders dated March 29, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012).

10.1	St. Bernard Software, Inc. Amended and Restated 2005 Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2008).

10.2	St. Bernard Software, Inc. 2006 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2006).
19

10.3	St. Bernard Software, Inc. 2006 Recruitment Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2006).

10.4	Loan and Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated May 11, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2007).

10.5	Third Amendment to Loan and Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated January 25, 2008 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008).

10.6	Intellectual Property Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated January 25, 2008 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008).

10.7	Amended Employment Agreement between EdgeWave, Inc. and Louis E. Ryan executed September 14, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2011).

10.8	Fifth Amendment to Loan and Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated February 27, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009).

10.9	Employment agreement between St. Bernard Software, Inc. and Thalia Gietzen executed September 15, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2009).

10.10	Sixth Amendment to Loan and Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated March 23, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2010).

10.11	Lease Agreement between St. Bernard Software, Inc. and Kilroy Realty, L.P., dated August 2, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2010).

10.12	Seventh Amendment to Loan and Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated September 29, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010).

10.13	Employment agreement between EdgeWave, Inc. and Dave Smith executed October 18, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2010).

10.14	Amended Employment Agreement between St. Bernard Software, Inc. and Thalia Gietzen executed March 24, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2011).

10.15	Eighth Amendment to Loan and Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated May 12, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2011).

10.16	Ninth Amendment to Loan and Security Agreement between EdgeWave, Inc. and Silicon Valley Bank dated June 30, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).

10.17	Tenth Amendment to Loan and Security Agreement between EdgeWave, Inc. and Silicon Valley Bank dated September 8, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2011).

10.18	Loan and Security Agreement between EdgeWave, Inc. and ATA Affiliates Fund II, L.P., ATA Investment Fund II, L.P., ATA Ventures Fund II, L.P., and RWI Ventures II, L.P. dated December 5, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2011).
20

10.19	Employment agreement between EdgeWave, Inc. and David D. Maquera executed February 2, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2012).

10.20	Loan and Security Agreement between EdgeWave, Inc. and Partners for Growth III, L.P. dated January 30, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).

10.21

Intellectual Property Security Agreement between EdgeWave, Inc. and Partners for Growth III, L.P dated January

30, 2012 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).

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

21

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWAVE, INC.

Dated: May 14, 2012	By:	/s/ Louis E. Ryan
Louis E. Ryan Chief Executive Officer

22