Form 10-Q
period 2012-06-30
EdgeWave, Inc.
filed 2012-08-14
CIK 1288496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

 The registrant had 17,025,242 shares of its common stock, par value $0.01 per share, outstanding at June 30, 2012.

As of August 14, 2012, a total of 17,025,242 shares of Common Stock were outstanding.

EDGEWAVE, INC.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

EdgeWave, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$1,932,000	$2,609,000
Accounts receivable - net of allowance for doubtful accounts of $25,000 at June 30, 2012 and December 31, 2011	4,073,000	4,097,000
Inventories - net	629,000	647,000
Prepaid expenses and other current assets	852,000	755,000

Total current assets	7,486,000	8,108,000

Fixed Assets - Net	648,000	660,000

Prepaid Expenses, Net of Current Portion	361,000	–

Goodwill	8,279,000	8,279,000

Other Intangible Assets - Net	395,000	459,000

Other Assets	447,000	97,000

Total Assets	$17,616,000	$17,603,000

Liabilities and Stockholders’ Deficit

Current Liabilities
Line of credit	$1,700,000	$1,700,000
Term loan, current portion	908,000	158,000
Accounts payable	1,014,000	1,370,000
Accrued compensation	1,272,000	1,169,000
Accrued expenses and other current liabilities	610,000	560,000
Warranty liability	176,000	186,000
Capitalized lease obligations, current portion	38,000	37,000
Deferred revenue, current portion	11,044,000	10,547,000

Total current liabilities	16,762,000	15,727,000

Convertible Notes Payable	5,312,000	4,836,000

Term Loan, Net of Current Portion	883,000	400,000

Deferred Rent	314,000	302,000

Capitalized Lease Obligations, Net of Current Portion	127,000	146,000

Deferred Revenue, Net of Current Portion	12,146,000	11,651,000

Total liabilities	35,544,000	33,062,000

Stockholders’ Deficit
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.01 par value; 50,000,000 shares authorized; 17,025,242 and 17,019,736 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	166,000	166,000
Additional paid-in capital	42,321,000	42,228,000
Accumulated deficit	(60,415,000)	(57,853,000)

Total stockholders’ deficit	(17,928,000)	(15,459,000)

Total Liabilities and Stockholders’ Deficit	$17,616,000	$17,603,000

See accompanying notes

EdgeWave, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Subscription	$3,516,000	$3,644,000	$7,017,000	$7,314,000
Appliance	787,000	1,159,000	1,582,000	1,867,000
License	–	2,000	–	4,000
Total Revenues	4,303,000	4,805,000	8,599,000	9,185,000

Cost of Revenues
Subscription	750,000	719,000	1,452,000	1,509,000
Appliance	601,000	802,000	1,064,000	1,255,000
License	–	–	–	2,000
Total Cost of Revenues	1,351,000	1,521,000	2,516,000	2,766,000

Gross Profit	2,952,000	3,284,000	6,083,000	6,419,000

Operating Expenses
Sales and marketing	1,970,000	2,277,000	4,179,000	4,720,000
Research and development	1,167,000	1,267,000	2,357,000	2,731,000
General and administrative	831,000	1,029,000	1,845,000	1,935,000
Total Operating Expenses	3,968,000	4,573,000	8,381,000	9,386,000

Loss from Operations	(1,016,000)	(1,289,000)	(2,298,000)	(2,967,000)

Other Expense (Income)
Interest expense - net	156,000	61,000	279,000	105,000
Other income	(11,000)	(66,000)	(26,000)	(86,000)
Total Other Expense (Income)	145,000	(5,000)	253,000	19,000
Loss Before Income Taxes	(1,161,000)	(1,284,000)	(2,551,000)	(2,986,000)

Income tax expense	2,000	–	11,000	–
Net Loss	$(1,163,000)	$(1,284,000)	$(2,562,000)	$(2,986,000)
Loss Per Common Share - Basic and Diluted	$(0.07)	$(0.08)	$(0.15)	$(0.18)
Weighted Average Shares Outstanding - Basic and Diluted	17,212,025	16,390,811	17,023,831	16,382,363

See accompanying notes

EdgeWave, Inc.

Condensed Consolidated Statements of Stockholders' Deficit (Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2011	17,019,736	$166,000	$42,228,000	$(57,853,000)	$(15,459,000)
Common stock issued for the exercise of employee stock options	5,506	–	1,000	–	1,000
Stock-based compensation expense	–	–	90,000	–	90,000
Warrants issued in connection with Partners for Growth III, L.P loan agreement	–	–	2,000	–	2,000
Net loss	–	–	–	(2,562,000)	(2,562,000)
Balance at June 30, 2012	17,025,242	$166,000	$42,321,000	$(60,415,000)	$(17,928,000)

See accompanying notes

EdgeWave, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(2,562,000)	$(2,986,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	218,000	358,000
Allowance for doubtful accounts	–	44,000
Gain on change in fair value of warrant derivative liability	(26,000)	(85,000)
Stock-based compensation expense	90,000	100,000
Noncash interest expense	176,000	47,000
Change in operating assets and liabilities:
Accounts receivable	24,000	41,000
Inventories	18,000	113,000
Prepaid expenses and other assets	(809,000)	661,000
Accounts payable	(356,000)	629,000
Accrued expenses and other current liabilities	55,000	(182,000)
Accrued compensation	103,000	(122,000)
Warranty liability	(9,000)	(7,000)
Deferred rent	32,000	187,000
Deferred revenue	992,000	(318,000)
Net cash used in operating activities	(2,054,000)	(1,520,000)

Cash Flows From Investing Activities
Purchases of fixed assets	(142,000)	(297,000)
Net cash used by investing activities	(142,000)	(297,000)

Cash Flows From Financing Activities
Proceeds from convertible notes issued	300,000	–
Proceeds from stock option exercises	1,000	35,000
Warrants issued in connection with Partners for Growth III, L.P loan agreement	2,000	–
Proceeds from the sales of stock under the employee stock purchase plan	–	44,000
Principal payments on capitalized lease obligations	(18,000)	(17,000)
Principal payments on term loans	(265,000)	(50,000)
Proceeds from term loans	1,500,000	–
Net (decrease) increase on line of credit	(1,000)	1,200,000
Net cash provided by financing activities	1,519,000	1,212,000
Net Decrease in Cash and Cash Equivalents	(677,000)	(605,000)
Cash and Cash Equivalents at Beginning of Period	2,609,000	2,610,000
Cash and Cash Equivalents at End of Period	$1,932,000	$2,005,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$35,000	$37,000
Income taxes	$9,000	$–

Non Cash Investing and Financing Activities:
Furniture acquired pursuant to capital lease	$–	$217,000

See accompanying notes

EdgeWave, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Significant Accounting Policies

Description of business

EdgeWave, Inc., a Delaware corporation (“we,” “us,”  “our,” “EdgeWave,” or the “Company”) develops and markets on demand, appliance, and hybrid Secure Content Management (“SCM”) solutions to the mid-market enterprise and service provider markets. Customers can purchase our solutions directly from us, through a Managed Service Provider, or via one of our Value-Added Resellers around the world. On-premises purchases typically consist of an initial hardware purchase (appliance) and maintenance subscription, whereas our on-demand purchases contain only a subscription. Our primary customers are enterprise IT executives, managers and administrators as well as Managed Service Providers and Internet Service Providers.

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

Basic and diluted loss per common share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted loss per common share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible debt using the if-converted method. In computing diluted loss per common share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted loss per common share excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2012 and 2011, the Company had 5,335,893 and 4,876,228, respectively, potentially dilutive securities outstanding, respectively, that were not included in the calculation of dilutive loss per share as their effect would have been anti-dilutive.

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

Subsequent events

Management has evaluated events subsequent to June 30, 2012 through the date the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

2. Liquidity

As of June 30, 2012, the Company had approximately $1.9 million in cash and cash equivalents and a working capital deficit of $9.3 million.  Approximately $11.0 million of our current liability balance at June 30, 2012 consisted of deferred revenue, which represents amounts that are expected to be amortized into revenue as they are earned in future periods.  For the three and six months ended June 30, 2012, the Company incurred a net loss of $1.2 million and $2.6 million, respectively, and as of June 30, 2012 has incurred a cumulative net loss of $60.4 million.  For the six months ended June 30, 2012 cash used by operating activities was $2.1 million.

As described in Note 4, the Company has an existing credit facility with Silicon Valley Bank (“SVB”) under which there is borrowing availability of $842,000 as of June 30, 2012.  In addition, the Company entered into a Loan and Security Agreement with Partners for Growth III, L.P. (“PFG”), pursuant to which PFG provided EdgeWave with a loan in the amount of $1.5 million in January 2012 (See Note 4). As of June 30, 2012, the principal balance on the Loan was approximately $1.3 million.

In the opinion of management, its existing cash resources as of June 30, 2012, collections on future billings, and borrowing availability under existing credit facilities will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected collections will be realized or that the Company will improve operating results so that positive cash flow from operating activities will be achieved.  The Company believes that if necessary, they will be able to raise additional needed capital through subsequent debt or equity financing transactions.

3. Stock-Based Compensation Expense

Share option plans

The Company has three share-based compensation plans (collectively, the “Plans”), which provide for the issuance of options, stock grants, and stock-based awards to employees and others as deemed appropriate by the Board of Directors. Terms of options issued under the Plans generally include an exercise price equal to the estimated fair value of the underlying common stock at the date of grant, vesting periods generally between three and five years, and expiration dates not to exceed ten years from the date of grant. As of June 30, 2012, the Company had 3,596,932 option shares outstanding, of which 700,000 shares of restricted stock are outstanding but unvested under the Plans, and 1,644,307 option shares available for issuance. Stock-based compensation expenses of approximately $90,000 and $100,000 for the six months ended June 30, 2012 and 2011, respectively, were charged to operating expenses. The effect on loss per share as a result of the stock based compensation expense was approximately $0.01 for the six months ended June 30, 2012 and 2011. The tax effect was immaterial.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected life of the stock options granted, the expected stock price volatility factor, and the pre-vesting option forfeiture rate. The fair value of options granted during the six months ended June 30, 2012 and 2011 was calculated using the Black-Scholes option pricing model (“Black-Scholes”) using the valuation assumptions in the table below. The Company estimates the expected life of stock options granted based upon management’s consideration of the historical life of the options and the vesting and contractual period of the options granted. The Company estimates the expected volatility factor based on the weighted average of the historical volatility of three publicly traded surrogates of the Company and the Company’s implied volatility from its common stock price. The Company applies its risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The Company has no history or expectation of paying any cash dividends on its common stock.  Forfeitures are estimated based on historical experience.

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Average expected life (years)	6.5	6.5
Average expected volatility	59.5%	55.8%
Average risk-free interest rate	2.0%	3.3%
Average expected dividend yield	0	0
Forfeiture rate	25.9%	25.9%

The following is a summary of stock option activity under the Plans as of June 30, 2012:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Options outstanding at December 31, 2011	3,470,351	$0.26	7.87	$205,638	–
Granted	471,281	$0.36	–	–	$0.30
Exercised	(5,506)	$0.23	–	–	–
Forfeited/Expired	(339,194)	$0.31	–	–	–
Options outstanding at June 30, 2012	3,596,932	$0.27	7.62	$18,358	–
Options vested and expected to vest at June 30, 2012	3,223,550	$0.27	7.42	$17,797	–
Options exercisable at June 30, 2012	2,210,421	$0.24	6.75	$15,334	–

Additional information regarding options outstanding as of June 30, 2012 is as follows:

Range of Exercise Prices		Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.15	$0.20	870,066	7.45	$0.18	701,694	$0.18
$0.22	$0.24	452,000	7.91	$0.23	331,229	$0.23
$0.25	$0.25	751,545	5.05	$0.25	738,190	$0.25
$0.26	$0.34	745,031	9.10	$0.27	217,568	$0.27
$0.35	$0.82	778,290	8.69	$0.42	221,740	$0.43
$0.15	$0.82	3,596,932	7.62	$0.27	2,210,421	$0.24

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2012 was approximately $18,000 and $15,000, respectively. The aggregate intrinsic value represents the total intrinsic value based upon the stock price of $0.20 at June 30, 2012. The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2011 was approximately $68,000 and $39,000, respectively.

Cash received from stock option exercises during the six months ended June 30, 2012 was $1,000.  As of June 30, 2012, there was approximately $406,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the option plans. This cost is expected to be recognized over a weighted average period of 2.87 years.

The following is a summary of restricted stock activity as of the three months ended June 30, 2012:

	Number of Shares Outstanding*	Weighted Average Fair Value
Restricted stock unreleased at December 31, 2011	252,687	$0.64
Awarded	700,000	$0.39
Released	–	$–
Cancelled	(252,687)	$0.63
Restricted stock unreleased at June 30, 2012	700,000	$0.39

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

At June 30, 2012, the total amount outstanding under the Revolving Line was $1.7 million and the Company had a remaining borrowing availability of $842,000. As of June 30, 2012, the applicable interest rate for the Revolving Line was 6.00% and for the three and six months ended June 30, 2012 interest expense relating to the revolving line was approximately $12,000 and $19,000, respectively.  At June 30, 2012, the total amount outstanding under Term Loans A, B, and C was $458,000, which represents the total amount available pursuant to these loans. As of June 30, 2012, the applicable interest rates for Term Loan A, Term Loan B, and Term Loan C were 6.00%, 7.50%, and 7.00%, respectively, and the total interest expense for these loans for the three and six months ended June 30, 2012 was approximately $8,000 and $16,000, respectively.

As of June 30, 2012, the Company was in compliance with the covenants under the SVB Loan and Security Agreement, as amended.

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

As of June 30, 2012 principal and accrued interest on the 2011 Convertible Notes totaled $5.0 million.

One of the 2010 Convertible Notes in the original principal amount of $300,000 was not repaid in connection with the issuance of the 2011 Convertible Notes and remain outstanding at June 30, 2012.   The interest on the outstanding principal balance on these 2010 Notes accrues at a rate of three percent (3.0%) per annum and accrued interest is added to the balance of the 2010 Note.  All unpaid principal and interest is due and payable at maturity, which is July 30, 2014, and may be converted at any time into shares of the Company’s Common Stock at a fixed conversion price of $1.10. Following the occurrence of any period of 60 consecutive trading days where the average closing price of the Company’s common stock is equal to or greater than $1.25 per share, the entire unpaid principal amount together with any unpaid interest shall be converted into the Company’s Common Stock at a conversion price of $1.10.

As of June 30, 2012 and December 31, 2011 principal and accrued interest on the 2010 Note totaled $322,000 and $313,000, respectively. The combined interest expense recognized during the three months ended June 30, 2012 and 2011 on both of the 2010 and 2011 Convertible Notes totaled approximately $92,000 and $24,000, respectively. The combined interest expense recognized during the six months ended June 30, 2012 and 2011 on both of the 2010 and 2011 Convertible Notes totaled approximately $176,000 and $48,000, respectively.

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

As of June 30, 2012, the principal balance on the Loan was approximately $1.3 million.  Interest expense recognized during the three and six months ended June 30, 2012 totaled $35,000 and $44,000, respectively.

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

5. Other Assets

Other assets consisted of the following:

	June 30, 2012	December 31, 2011
Long term accounts receivable	$350,000	$–
Security deposits	97,000	97,000

Total other assets	$447,000	$97,000

At June 30, 2012, other assets consisted of $350,000 in long term accounts receivable for amounts in which payments are not due within one year and $97,000 in security deposits mostly related to our operating lease for our corporate headquarters in San Diego.

6. Stockholders’ Deficit

Warrants

As of June 30, 2012 and December 31, 2011, a total of 1,738,961 and 1,363,961 shares of common stock, respectively, were reserved for issuance for the exercise of warrants at exercise prices ranging from $0.35 to $1.25 per share.  During the six months ended June 30, 2012, 475,000 warrants were issued and 100,000 warrants were cancelled. There were no warrants exercised during these six months.

The detail of the warrants outstanding and exercisable as of June 30, 2012 is as follows:

Exercise Price	Number Outstanding	Remaining Life (Years)	Weighted Average Exercise Price
$0.35	450,000	4.59	$0.35
$0.46	450,000	1.05	$0.46
$0.57	603,850	2.57	$0.57
$1.10	210,111	2.08	$1.10
$1.25	25,000	3.09	$1.25
	1,738,961		$0.56

7. Warrant Derivative Liability

At June 30, 2012, there were 463,500 warrants classified as a derivative liability with an estimated fair value of $36,000 due to an exercise price re-set provision included in the underlying warrant agreement.  The estimated fair value was determined using the binomial lattice pricing model (“binomial lattice model”).  Key assumptions of the binomial lattice model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends, probability of future financing, and the instrument's remaining term. These assumptions require significant management judgment. In addition, changes in any of these variables during a period can result in material changes in the fair value (gains or losses) of these derivative instruments. The decrease in the estimated fair value of the warrant derivative liability for the six months ended June 30, 2012 of $26,000 is included in other expense in the accompanying statement of operations. (See Note 8).

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

Financial instruments measured at fair value on a recurring basis

ASC 820 requires disclosure of the level within the fair value hierarchy used by the Company to value financial assets and liabilities that are measured at fair value on a recurring basis. At June 30, 2012 and December 31, 2011, the Company had outstanding warrants to purchase common shares of our stock that are classified as warrant derivative liabilities with a fair value of $36,000 and $62,000, respectively.  The warrants were valued using the binomial lattice pricing model, which utilizes significant unobservable inputs (Level 3), using the valuation assumptions in the table below.

	Three Months Ended June 30, 2012	Year Ended December 31, 2011
Average expected life (years)	2.6	3.0
Average expected volatility	70.0%	70.0%
Average risk-free interest rate	0.4%	0.4%
Expected dividend yield	0	0
Stock price	$0.20	$0.30

The following table reconciles the warrant derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2012:

Balance at December 31, 2011	62,000
Gain on change in fair value included in other expense (income)	(26,000)
Balance at June 30, 2012	$36,000

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

10. Related Party Transactions

 A director of the Company is a managing member of a venture capital firm that as of June 30, 2012 has loaned approximately $1.8 million, which includes accrued interest added to the $1.7 million principal balance, to the Company pursuant to the 2011 Convertible Notes (See Note 4).

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

Our Business

We develop and market on demand, appliance, and hybrid SCM solutions to the mid-market enterprise and service provider markets. The EdgeWave portfolio of web, messaging, and social media security technologies deliver SCM with ease of deployment. The Company’s award-winning iPrism Web Security appliance and ePrism Messaging Security Suite and iPrism Social Media Security solutions can be delivered as hosted, on-premises, and hybrid services. With approximately 6,500 customers and over 200 partners worldwide, EdgeWave strives to deliver high performance, easy-to-use solutions that offer excellent value.

Customers can purchase EdgeWave solutions directly from us, or through our network of distributors, Value-Added Resellers and Managed Service Providers. On-premises purchases typically consist of an initial hardware purchase (appliance) and filtering subscription, whereas our hosted services only require a subscription. Our primary customers are enterprise IT executives, managers and administrators as well as Managed Service Providers and Internet Service Providers.

Overview of Our Financial Results and Financial Position

We reported revenues of $4.3 million for the three months ended June 30, 2012, compared to $4.8 million in the same period in 2011, a decrease of 10.4%; a net loss for the three months ended June 30, 2012 of $1.2 million, compared to a net loss of $1.3 million in the same period in 2011; and net basic and diluted loss per share for the three months ended June 30, 2012 of $0.07, compared to a net basic and diluted loss per share of $0.08 reported in the same period in 2011.

Cash used by operations was $2.1 million and $1.5 million for the six months ended June 30, 2012 and 2011, respectively. The net increase in the cash used by operating activities resulted primarily from changes in operating assets and liabilities during the first six months of 2012.

As of June 30, 2012, we had cash and cash equivalents of $1.9 million and availability under an existing credit facility with SVB of $842,000.  In January 2012, we received proceeds of $1.5 million in connection with a loan with PFG.  In the opinion of management, our existing cash resources as of June 30, 2012, collections on future billings, and borrowing availability under existing credit facilities will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected collections will be realized or that the Company will improve operating results so that positive cash flow from operating activities will be achieved.

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

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” located within our 10-K filed on March 30, 2012 for the year ended December 31, 2011 for further discussion of our  “Summary of Significant Accounting Policies and Estimates”. There have been no material changes to these accounting policies during the six months ended June 30, 2012.

Results of Operations of EdgeWave, Inc.

Comparison of the Three Months Ended June 30, 2012 and 2011 (amounts in tables presented in thousands, except percentages)

Revenues	For the Three Months Ended June 30,
	2012	2011	% Change
Total revenues	$4,303	$4,805	(10.	4)%

Revenues decreased $502,000 for the three months ended June 30, 2012, compared to the same period in 2011. See the discussion of changes in subscription and appliance revenues below.

Subscription Revenues	For the Three Months Ended June 30,
	2012	2011	% Change
Subscription revenues	$3,516	$3,644	(3.5%	)
As a percentage of revenues	81.7%	75.8%

For the three months ended June 30, 2012 our subscription revenues decreased approximately $128,000 compared to the same period in 2011 as a result of pricing pressures to discount our subscription products in order to remain competitive. The subscription renewal rates for our products range from 75% to 85%.

Appliance Revenues	For the Three Months Ended June 30,
	2012	2011	% Change
Appliance revenues	$787	$1,159	(32.1%	)
As a percentage of revenues	18.3%	24.1%

For the three months ended June 30, 2012, appliance revenues decreased approximately $372,000 compared with the respective period in 2011 due mainly to the shipping of fewer appliances coupled with discounts applied to the appliance in order to stay competitive.

Cost of Revenues	For the Three Months Ended June 30,
	2012	2011	% Change
Total cost of revenues	$1,351	$1,521	(11.2%	)
Gross margin percent	68.6%	68.3%

Cost of revenues consists primarily of the cost of contract manufactured hardware, technical support salaries, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Total cost of revenues decreased $170,000 for the three months ended June 30, 2012 compared to the same period in 2011.  See the discussion of changes in the cost of subscription and appliance revenues below.

Cost of Subscription Revenues	For the Three Months Ended June 30,
	2012	2011	% Change
Total cost of subscription revenues	$750	$719	4.3%
Gross margin percent	78.7%	80.3%

The cost of subscription revenues primarily includes the cost of our technical support group and network colocation costs.  The increase of $31,000 for the three months ended June 30, 2012 compared to the same period in 2011 was mainly due to the increased costs of improving and maintaining our ePrism email filtering product line.

Cost of Appliance Revenues	For the Three Months Ended June 30,
	2012	2011	% Change
Total cost of appliance revenues	$601	$802	(25.1%	)
Gross margin percent	23.6%	30.8%

The cost of appliance revenues, which includes contract manufactured equipment, warranty expense, and packaging and freight decreased approximately $201,000 for the three months ended June 30, 2012 compared to the same period in 2011. This is the result of a decrease in the number of appliances sold during the current period as compared to the same period in 2011. Gross margin decreased 7.2% due to the discounting of our appliance products in order to remain competitive.

Sales and Marketing	For the Three Months Ended June 30,
	2012	2011	% Change
Total sales and marketing	$1,970	$2,277	(13.5%	)
As a percentage of revenues	45.8%	47.4%

Sales and marketing expense consists primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the three months ended June 30, 2012 sales and marketing expense decreased 13.5%, or approximately $307,000, over the same period in 2011 primarily due to increased efficiency and optimization of the lead to sales process.

Research and Development	For the Three Months Ended June 30,
	2012	2011	% Change
Total research and development	$1,167	$1,267	(7.9%	)
As a percentage of revenues	27.1%	26.4%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The net decrease of $100,000 for the three months ended June 30, 2012 compared to the same period in 2011 was primarily the result of a decrease in compensation costs for research and development engineers.  Research and development is an important part of our business and we expect it to remain high as a percentage of revenues as we continue to invest in our development efforts.

We currently have research and development facilities in San Diego and Rohnert Park, CA. Management believes that a significant investment in research and development is required to remain competitive and we expect to continue to invest in research and development activities.

General and Administrative	For the Three Months Ended June 30,
	2012	2011	% Change
Total general and administrative	$831	$1,029	(19.2%	)
As a percentage of revenues	19.3%	21.4%

General and administrative expenses, which consist primarily of salaries and related benefits,  fees for professional services, such as legal and accounting services, stock-based compensation, and insurance decreased approximately $198,000 for the three months ended June 30, 2012, compared to the same period in 2011. The most significant decreases during the three months ended June 30, 2012 were in compensation, accounting, legal, and stock-based compensation expenses.

We expect our general and administrative expenses to remain flat for the remaining two quarters of 2012 as compared to the comparable quarters in 2011.

Interest and Other Income, Net	For the Three Months Ended June 30,
	2012	2011		% Change
Total interest and other income, net	$145	$(5)		3000.0%
As a percentage of revenues	3.4%	(0.1%	)

Interest and other income, net, includes interest expense, interest income, and other income. For the three months ended June 30, 2012, interest and other income, net included interest expense of $156,000 due to outstanding borrowings (see Note 4), offset by a gain on the change in the fair value of the warrant derivative liability of approximately $11,000.  For the three months ended June 30, 2011, interest and other income, net included interest expense of $61,000 due to outstanding borrowings, offset by gain on the change in the fair value of the warrant derivative liability of approximately $66,000.

Comparison of the Six Months Ended June 30, 2012 and 2011 (amounts in tables presented in thousands, except percentages)

Revenues	For the Six Months Ended June 30,
	2012	2011	% Change
Total revenues	$8,599	$9,185	(6.4%	)

Revenues decreased $586,000 for the six months ended June 30, 2012, compared to the same period in 2011. See the discussion of changes in subscription and appliance revenues below.

Subscription Revenues	For the Six Months Ended June 30,
	2012	2011	% Change
Subscription revenues	$7,017	$7,314	(4.1%	)
As a percentage of revenues	81.6%	79.6%

For the six months ended June 30, 2012 our subscription revenues decreased approximately $297,000 compared to the same period in 2011 as a result of pricing pressures to discount our subscription products in order to remain competitive. The subscription renewal rates for our products range from 75% to 85%.

Appliance Revenues	For the Six Months Ended June 30,
	2012	2011	% Change
Appliance revenues	$1,582	$1,867	(15.3%	)
As a percentage of revenues	18.4%	20.3%

For the six months ended June 30, 2012, appliance revenues decreased approximately $285,000 compared with the respective period in 2011 due mainly to the shipping of fewer appliances coupled with discounts applied to the appliance sales in order to stay competitive.

Cost of Revenues	For the Six Months Ended June 30,
	2012	2011	% Change
Total cost of revenues	$2,516	$2,766	(9.0%	)
Gross margin percent	70.7%	69.9%

Cost of revenues consists primarily of the cost of contract manufactured hardware, technical support salaries, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Total cost of revenues decreased $250,000 for the six months ended June 30, 2012 compared to the same period in 2011.  See the discussion of changes in the cost of subscription and appliance revenues below.

Cost of Subscription Revenues	For the Six Months Ended June 30,
	2012	2011	% Change
Total cost of subscription revenues	$1,452	$1,509	(3.8%	)
Gross margin percent	79.3%	79.4%

The cost of subscription revenues primarily includes the cost of our technical support group and network colocation costs.  The decrease of $57,000 for the six months ended June 30, 2012 compared to the same period in 2011 was mainly due to decreases to compensation expenses, offset by increased costs of improving and maintaining our ePrism email filtering product line.

Cost of Appliance Revenues	For the Six Months Ended June 30,
	2012	2011	% Change
Total cost of appliance revenues	$1,064	$1,255	(15.2%	)
Gross margin percent	32.7%	32.8%

The cost of appliance revenues, which includes contract manufactured equipment, warranty expense, and packaging and freight decreased approximately $191,000 for the six months ended June 30, 2012 compared to the same period in 2011. This is the result of a decrease in the number of appliances sold during the current period. Gross margin decreased 0.1% due the decrease in overall appliances sold during the period and the discounting of our appliance products in order to remain competitive, offset by the increased sales of our higher priced appliance units which are more profitable.

Sales and Marketing	For the Six Months Ended June 30,
	2012	2011	% Change
Total sales and marketing	$4,179	$4,720	(11.5%	)
As a percentage of revenues	48.6%	51.4%

Sales and marketing expense consists primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the six months ended June 30, 2012, sales and marketing expense decreased 11.5%, or approximately $541,000, over the same period in 2011 primarily due to increased efficiency and optimization of the lead to sales process.

Research and Development	For the Six Months Ended June 30,
	2012	2011	% Change
Total research and development	$2,357	$2,731	(13.7%	)
As a percentage of revenues	27.4%	29.7%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The net decrease of $374,000 for the six months ended June 30, 2012 compared to the same period in 2011 was primarily the result of a decrease in compensation costs for research and development engineers.  Research and development is an important part of our business and we expect it to remain high as a percentage of revenues as we continue to invest in our development efforts.

We currently have research and development facilities in San Diego and Rohnert Park, CA. Management believes that a significant investment in research and development is required to remain competitive and we expect to continue to invest in research and development activities.

General and Administrative	For the Six Months Ended June 30,
	2012	2011	% Change
Total general and administrative	$1,845	$1,935	(4.6%	)
As a percentage of revenues	21.5%	21.1%

General and administrative expenses, which consist primarily of salaries and related benefits,  fees for professional services, such as legal and accounting services, stock-based compensation, and insurance decreased approximately $90,000 for the six months ended June 30, 2012, compared to the same period in 2011. The most significant decreases during the six months ended June 30, 2012 were in compensation and legal expenses.

Interest and Other Income, Net	For the Six Months Ended June 30,
	2012	2011	% Change
Total interest and other income, net	$253	$19	1,231.6%
As a percentage of revenues	2.9%	0.2%

Interest and other income, net, includes interest expense, interest income, and other income. For the six months ended June 30, 2012, interest and other income, net included interest expense of $279,000 due to outstanding borrowings (see Note 4), offset by a gain on the change in the fair value of the warrant derivative liability of approximately $26,000.  For the six months ended June 30, 2011, interest and other income, net included interest expense of $105,000 due to outstanding borrowings, offset by a gain on the change in the fair value of the warrant derivative liability of approximately $86,000.

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

Cash used by operations was $2.1 million and $1.5 million for the six months ended June 30, 2012 and 2011, respectively. The net increase in the cash used by operating activities resulted primarily from changes in operating assets and liabilities during the first six months of 2012.

For the six months ended June 30, 2012 and 2011, cash used by investing activities was $142,000 and $297,000, respectively. The net decrease in cash used by investing activities was attributed primarily to a decrease in fixed asset purchases during the first six months of 2012.

Cash flows provided by financing activities for the six months ended June 30, 2012 and 2011 was $1.5 million and $1.2 million, respectively. The net increase in cash provided by financing was primarily due to the increase on the proceeds of the PFG Loan (See Note 4) in the amount of $1.5 million.

As a result of the foregoing, the net decrease in cash and cash equivalents was $677,000 for the six months ended June 30, 2012; the net decrease in cash and cash equivalents for the six months ended June 30, 2011 was $605,000.

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

At June 30, 2012, the total amount outstanding under the Revolving Line was $1.7 million and the Company had a remaining borrowing availability of $842,000. As of June 30, 2012, the applicable interest rate for the Revolving Line was 6.00% and for the three and six months ended June 30, 2012 interest expense relating to the revolving line was approximately $12,000 and $19,000, respectively.  At June 30, 2012, the total amount outstanding under Term Loans A, B, and C was $458,000, which represents the total amount available pursuant to these loans. As of June 30, 2012, the applicable interest rates for Term Loan A, Term Loan B, and Term Loan C were 6.00%, 7.50%, and 7.00%, respectively, and the total interest expense for these loans for the three and six months ended June 30, 2012 was approximately $8,000 and $16,000, respectively.

As of June 30, 2012, the Company was in compliance with the covenants under the SVB Loan and Security Agreement, as amended.

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

As of June 30, 2012 principal and accrued interest on the 2011 Convertible Notes totaled $5.0 million.

One of the 2010 Convertible Notes in the original principal amount of $300,000 was not repaid in connection with the issuance of the 2011 Convertible Notes and remain outstanding at June 30, 2012.   The interest on the outstanding principal balance on these 2010 Notes accrues at a rate of three percent (3.0%) per annum and accrued interest is added to the balance of the 2010 Note.  All unpaid principal and interest is due and payable at maturity, which is July 30, 2014, and may be converted at any time into shares of the Company’s Common Stock at a fixed conversion price of $1.10. Following the occurrence of any period of 60 consecutive trading days where the average closing price of the Company’s common stock is equal to or greater than $1.25 per share, the entire unpaid principal amount together with any unpaid interest shall be converted into the Company’s Common Stock at a conversion price of $1.10.

As of June 30, 2012 and December 31, 2011 principal and accrued interest on the 2010 Note totaled $322,000 and $313,000, respectively. The combined interest expense recognized during the three months ended June 30, 2012 and 2011 on both of the 2010 and 2011 Convertible Notes totaled approximately $92,000 and $24,000, respectively. The combined interest expense recognized during the six months ended June 30, 2012 and 2011 on both of the 2010 and 2011 Convertible Notes totaled approximately $176,000 and $48,000, respectively.

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

As of June 30, 2012, the principal balance on the Loan was approximately $1.3 million.  Interest expense recognized during the three and six months ended June 30, 2012 totaled $35,000 and $44,000, respectively.

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

Liquidity

As of June 30, 2012, the Company had approximately $1.9 million in cash and cash equivalents and a working capital deficit of $9.3 million.  Approximately $11.0 million of our current liability balance at June 30, 2012 consisted of deferred revenue, which represents amounts that are expected to be amortized into revenue as they are earned in future periods.  For the three and six months ended June 30, 2012, the Company incurred a net loss of $1.2 million and $2.6 million, respectively, and as of June 30, 2012 has incurred a cumulative net loss of $60.4 million.  For the six months ended June 30, 2012 cash used by operating activities was $1.2 million.

As described in Note 4, the Company has an existing credit facility with Silicon Valley Bank (“SVB”) under which there is borrowing availability of $842,000 as of June 30, 2012.  In addition, the Company entered into a Loan and Security Agreement with Partners for Growth III, L.P. (“PFG”), pursuant to which PFG provided EdgeWave with a loan in the amount of $1.5 million in January 2012 (See Note 4). As of June 30, 2012, the principal balance on the Loan was approximately $1.3 million.

In the opinion of management, its existing cash resources as of June 30, 2012, collections on future billings, and borrowing availability under existing credit facilities will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected collections will be realized or that the Company will improve operating results so that positive cash flow from operating activities will be achieved.  The Company believes that if necessary, they will be able to raise additional needed capital through subsequent debt or equity financing transactions.

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

During the course of our evaluation, our Chief Executive Officer and VP of Finance have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2012, EdgeWave issued warrants to Sonoma Mountain Village LLC (“Sonoma Mountain”) and KDRP which allows Sonoma Mountain and KDRP to purchase up to 25,000 shares of EdgeWave common stock at an exercise of $1.25 per share. The Warrants expire on August 1, 2015.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

PART IV

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 16, 2005).

3.2	Amended and Restated Bylaws of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007).

3.3	Amended and Restated Certificate of Incorporation of EdgeWave, Inc. (formerly known as St. Bernard Software, Inc.) (incorporated herein by reference to Item 5.07 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2011).

4.1	Specimen Unit Certificate of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 4.1 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-114861) filed with the Securities and Exchange Commission on September 23, 2004).

4.2	Specimen Common Stock Certificate of St. Bernard Software, Inc. (formerly known as Sand Hill IT Security Acquisition Corp.) (incorporated herein by reference to Exhibit 4.2 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-114861) filed with the Securities and Exchange Commission on September 23, 2004).

4.3	Warrant issued by St. Bernard Software, Inc. on May 16, 2007 to Silicon Valley Bank (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2007).

4.4	Warrant issued by St. Bernard Software, Inc. on January 25, 2008 to Agility Capital, LLC (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008).

4.5	Warrant issued by St. Bernard Software, Inc. on January 25, 2008 to Silicon Valley Bank (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008).

4.6	Warrant Purchase Agreement between St. Bernard Software, Inc. and RWI Ventures II, L.P. dated July 28, 2010 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2010).

4.7	Convertible Note Agreement between St. Bernard Software, Inc. and certain Noteholders dated July 28, 2010 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2010).

4.8	Convertible Note Agreement between EdgeWave, Inc. and certain Noteholders dated December 5, 2011 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2011).

4.9	Warrant issued by EdgeWave, Inc. on January 30, 2012 to Partners for Growth III, L.P. and its designees (incorporated herein by reference to Exhibit 4.1 to 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).

4.10	First amendement to Convertible Note Agreement between EdgeWave, Inc. and certain Noteholders dated March 29, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2012).

10.1	St. Bernard Software, Inc. Amended and Restated 2005 Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2008).

10.2	St. Bernard Software, Inc. 2006 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2006).

10.3	St. Bernard Software, Inc. 2006 Recruitment Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2006).

10.4	St. Bernard Software, Inc. 2010 Employee, Director and Consultant Equity Incentive Plan (incorporated herein by reference to Exhibit 4.20 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 23, 2010).

10.5	Loan and Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated May 11, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2007).

10.6	Third Amendment to Loan and Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated January 25, 2008 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008).

10.7	Intellectual Property Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated January 25, 2008 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008).

10.8	Amended Employment Agreement between EdgeWave, Inc. and Louis E. Ryan executed September 14, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2011).

10.9	Fifth Amendment to Loan and Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated February 27, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009).

10.10	Employment agreement between St. Bernard Software, Inc. and Thalia Gietzen executed September 15, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2009).

10.11	Sixth Amendment to Loan and Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated March 23, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2010).

10.12	Lease Agreement between St. Bernard Software, Inc. and Kilroy Realty, L.P., dated August 2, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2010).

10.13	Seventh Amendment to Loan and Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated September 29, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010).

10.14	Employment agreement between EdgeWave, Inc. and Dave Smith executed October 18, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2010).

10.15	Amended Employment Agreement between St. Bernard Software, Inc. and Thalia Gietzen executed March 24, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2011).

10.16	Eighth Amendment to Loan and Security Agreement between St. Bernard Software, Inc. and Silicon Valley Bank dated May 12, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2011).

10.17	Ninth Amendment to Loan and Security Agreement between EdgeWave, Inc. and Silicon Valley Bank dated June 30, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2011).

10.18	Tenth Amendment to Loan and Security Agreement between EdgeWave, Inc. and Silicon Valley Bank dated September 8, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2011).

10.19	Loan and Security Agreement between EdgeWave, Inc. and ATA Affiliates Fund II, L.P., ATA Investment Fund II, L.P., ATA Ventures Fund II, L.P., and RWI Ventures II, L.P. dated December 5, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2011).

10.20	Employment agreement between EdgeWave, Inc. and David D. Maquera executed February 2, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2012).

10.21	Loan and Security Agreement between EdgeWave, Inc. and Partners for Growth III, L.P. dated January 30, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).

10.22

Intellectual Property Security Agreement between EdgeWave, Inc. and Partners for Growth III, L.P dated January

30, 2012 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).

10.23	Eleventh Amendment to Loan and Security Agreement between EdgeWave, Inc. and Silicon Valley Bank dated April 30, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2012).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGEWAVE, INC.

Dated: August 14, 2012	By:	/s/ Louis E. Ryan
Louis E. Ryan Chief Executive Officer

