Form 10-KT
period 2012-08-31
EdgeWave, Inc.
filed 2012-11-13
CIK 1288496

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☐   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the eight month transition period ended August 31, 2012

    OR

☒   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From January 1, 2012 to August 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☒  NO ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of June 30, 2012 was $1,606,259 based on the last reported sale of $0.20 per share on June 29, 2012.

As of October 31, 2012, a total of 17,137,015 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Refer to Exhibits set forth in Item 15 of this Form 10-K.

EDGEWAVE, INC.

ANNUAL REPORT ON FORM 10-K FOR

THE EIGHT MONTH TRANSITION PERIOD ENDED AUGUST 31, 2012

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Business	1
Item 1A.	Risk Factors	4
Item 1B.	Unresolved Staff Comments	10
Item 2.	Properties	11
Item 3.	Legal Proceedings	11
Item 4.	Mine Safety Disclosure	11

	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 6.	Selected Financial Data	13
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 8.	Financial Statements and Supplementary Data	24
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	24
Item 9A.	Controls and Procedures	24
Item 9B.	Other Information	25

	PART III
Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance	25
Item 11.	Executive Compensation	30
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	34
Item 13.	Certain Relationships and Related Transactions, and Director Independence	36
Item 14.	Principal Accounting Fees and Services	36

	PART IV

Item 15.	Exhibit, Financial Statement Schedules	37
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of August 31, 2012, December 31, 2011 and 2010	F-3
	Consolidated Statements of Operations for the Eight Month Transition Period Ended August 31, 2012 and for the Years Ended December 31, 2011 and 2010	F-4
	Consolidated Statements of Stockholders’ Deficit for the Eight Month Transition Period Ended August 31, 2012 and for the Years Ended December 31, 2011 and 2010	F-5
	Consolidated Statements of Cash Flows for the Eight Month Transition Period Ended August 31, 2012 and for the Years Ended December 31, 2011 and 2010	F-6
	Notes to Consolidated Financial Statements	F-7
	Signatures	30

i

PART I

Item 1.       Business

EdgeWave, Inc., a Delaware corporation (“we,” “us,”  “our,” “EdgeWave,” or the “Company”) develops and markets on demand, appliance, and hybrid Secure Content Management (“SCM”) solutions to the mid-market enterprise and service provider markets. Customers can purchase our solutions directly from us, through a Managed Service Provider (“MSP”), or via one of our Value-Added Resellers (“VARs”) around the world. On-premises purchases typically consist of an initial hardware purchase (appliance) and maintenance subscription, whereas our on-demand purchases contain only a subscription. Our primary customers are enterprise IT executives, managers and administrators as well as MSPs and Internet Service Providers (“ISPs”).

On July 28, 2010, the Company entered into an Asset Purchase Agreement (“APA”) with Red Condor, Inc., an award-winning provider of fully managed email security solutions, pursuant to which the Company purchased substantially all of the assets and assumed certain liabilities of Red Condor in return for unregistered shares of Common Stock of the Company.

On August 30, 2012, the Board of Directors of the Company approved a change in the Company’s fiscal year end from December 31 to August 31. As a result of this change, the Company’s 2012 fiscal year ended on August 31, 2012, and the Company is filing its transition report on this Form 10-K for the eight-month period from January 1, 2012 to August 31, 2012. The Company’s next fiscal year will end on August 31, 2013.

On September 5, 2012, the Company filed a Form 15 with the Securities and Exchange Commission (SEC) to voluntarily deregister its common stock and suspend its reporting obligations with the SEC. This Form 10-K and the accompanying audited financial statements for the eight month transition period ended August 31, 2012 and through fiscal years ended December 31, 2011 and December 31, 2010 will be the Company’s last filing with the SEC. The Form 15 is expected to become effective no later than 90 days after the filing of the Form.

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

•	iPrism Web Security solutions protect networks from Internet-based threats and help enforce corporate security and acceptable use policies by blocking access to recreational or non-business related websites via granular policy enforcement. iPrism protects organizations by blocking URLs and Internet applications and preventing damaging spyware and other forms of malware from polluting corporate networks.

•	iPrism Social Media Security, a new service that transcends traditional Web filtering by seamlessly monitoring and controlling user interactions with social media applications such as Facebook and Twitter. iPrism Social Media Security positions the company as a global leader in social networking safety by enabling access to popular social media sites, while providing enforcement of acceptable use policies. iPrism Social Media Security protects enterprises and educational institutions from loss of proprietary, confidential and sensitive data, and gives them control over inappropriate content postings, while helping to prevent cyber bullying.

ePrism Messaging Security Suite

The ePrism hosted Messaging Security Suite includes highly scalable managed solutions for inbound and outbound email filtering, email encryption, email data loss protection, email continuity and archiving.

•	ePrism Hosted Email Security solutions eliminate spam and virus intrusions through policy-based content inspection of both inbound and outbound messages. Outbound email filtering also prevents confidential or sensitive information from being purposely or inadvertently leaked outside an organization. ePrism’s no-touch email security is available in flexible delivery options that include fully managed appliances and hosted cloud services.
1

•	ePrism Email Data Loss Protection (“DLP”) helps organizations reduce legal liability by monitoring and analyzing data being sent out of the network to detect private content in data in motion, and prevent sensitive and protected data from leaving the network. ePrism DLP includes a content analysis and policy engine that uses proprietary technology to keep private information from being transmitted via outgoing email.

•	ePrism Email Encryption assures the secure delivery of email to customers, vendors, partners, and other individuals, with next-generation technology that eliminates the cost and complexity associated with many traditional encryption services.

•	ePrism Email Continuity can be implemented as a key part of any organization’s disaster recovery plan, as it provides users with continued email access in the event of a planned or unplanned server outage. Email Continuity allows users to read, reply to, and create new messages easily without any interruption of business-critical communication.

•	ePrism Secure Email Archive indexes and retains all email in an unalterable state to help meet regulatory compliance requirements, litigation issues, storage management needs, and business best practices guidelines. As an in-the-cloud service, ePrism Archive offers unlimited capacity and retention time, so scalability is assured and the ePrism secure data collection technology provides comprehensive interoperability with all messaging systems.

Marketing, Sales and Distribution

EdgeWave sells and markets its products and services both directly to end-users and through a variety of indirect sales channels, which include distributors, VARs, Service Providers (ISPs, and MSPs), and Original Equipment Manufacturers (“OEMs”).

Direct Sales to End-Users and VARs.  EdgeWave’s sales team sells products and services primarily in North America. Typical end-user engagements are consultative and solution-oriented, and include the collaboration of technical and sales personnel to tailor solutions to meet specific customer requirements. EdgeWave’s sales efforts are focused on network administrators and IT personnel who are responsible for their organization’s IT initiatives and data center management. In addition, EdgeWave offers its solutions through a global network of distributors, VARs, system integrators, and ISPs and MSPs. EdgeWave provides products to channel partners and customers under non-exclusive reseller license agreements, shrink-wrap or click-wrap licenses for some products, without transferring title of its software products.

Marketing.  Our marketing initiatives are designed to increase recognition of EdgeWave as a leading provider of SCM solutions; increase awareness of the potential risks associated with unmanaged use of corporate computing resources; and to generate qualified leads for our sales team, and channel partners.

Software as a Service (“SaaS”) and Deferred Revenue

A typical sale of an EdgeWave product consists of a software license or an appliance accompanied by a subscription component. The subscription component includes traditional maintenance support (telephone support and product upgrades) as well as database updates, as frequent as hourly. The subscription component percentage of the original sale varies from 25% to 100% depending on the product line. The subscriptions are generally available for one to five years. Renewal of the subscriptions is an important and growing part of EdgeWave’s business.  EdgeWave currently achieves renewal rates of 80% to 85%, depending on the product line, which results in recurring revenues. Even though the full payment for a subscription or renewal, as the case may be, is generally received at the time of renewal, the revenue is recognized over the subscription or renewal period resulting in deferred revenue on the balance sheet. Deferred revenue was approximately $23.0 million, $22.2 million, and $21.7 million at August 31, 2012, December 31, 2011 and 2010, respectively. Deferred revenue represents subscription and product maintenance orders for EdgeWave’s software products that have been billed to and paid (or remaining in accounts receivable) by its customers and for which revenue will generally be earned over the term of the applicable subscription period.

Subscription revenue recognized was $9.3 million, $14.4 million, and $14.3 million for the eight month transition period ended August 31, 2012 and for the years ended December 31, 2011 and 2010, respectively. Subscription revenue, which also includes revenue from maintenance, is generally recognized over the subscription and maintenance period of 12 to 60 months.

Maintenance and Technical Support

EdgeWave believes that providing a high level of customer service and technical support is critical to customer satisfaction and its success in increasing the adoption rate of its solutions. As such, the Company has made significant investments in its customer care operation. The Company has invested in new infrastructure such as cloud-based call routing, a new Customer Relationship Management (“CRM”), trouble ticketing, and other innovative tools designed to increase overall efficiencies and reduce resolution time for partners and customers while ultimately increasing overall customer satisfaction ratings. Our updated portfolio of support solutions has been built to deliver optimal service across all customers. As an example, our ProCare Elite program is a strategic service offering designed to deliver a more effective and efficient support experience for our iPrism customers by combining the value of our traditional support offering with a more personalized and proactive fee-based service package. Behind the ProCare Elite Program is a well-defined delivery process, a team of experienced support professionals, and a technology infrastructure that enables our customers to optimize the value of their iPrism deployments. Included in the ProCare Elite service is 24/7 telephone support, a dedicated Technical Account Manager, an architectural review, migration planning, training recommendations, and more.

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

Customers

EdgeWave’s products and services are used by a diverse range of customers including large corporations, small and medium-sized businesses, governmental entities, and educational institutions.  As of August 31, 2012, EdgeWave had approximately 6,500 customers. For the eight month transition period ended August 31, 2012 and for the years ended December 31, 2011 and 2010, no single end-user customer or distributor accounted for more than 10% of EdgeWave’s net revenue.

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

Material Supplier

EdgeWave’s iPrism products have historically been sold with computer hardware appliances designed and manufactured by one vendor, located in the United States. This vendor represented 73.4%, 94.0%, 95.0%, respectively, of our appliance cost of sales during eight months ended August 31, 2012 and for the years ended December 31, 2011 and 2010, respectively, and accounted for approximately $998,000 (13.1%), $2.2 million (17.1%), and $2.9 million (19.5%) of the Company’s total purchases during the eight month transition period ended August 31, 2012 and the years ended December 31, 2011 and 2010, respectively.  At August 31, 2012, December 31, 2011 and 2010, the amount payable to this vendor was approximately $82,000 $723,000, and $407,000, respectively. If this vendor unexpectedly stopped supplying the appliances, EdgeWave could experience an interruption in its ability to supply customers with the iPrism product.

Research and Development

EdgeWave’s web security research and development efforts have been directed toward new feature enhancements in parallel to continual improvement of its secure web gateway appliances. During the eight month transition period ended August 31, 2012, the company’s development efforts were split between new iPrism and ePrism software version releases and new hardware releases.

Major software research and development efforts included iPrism Web Security v7.1, which includes native support for student access to YouTube EDU-only content. The seamless integration allows educational institutions to support compliance to acceptable use policies for accessing video content that has been deemed by school administrators to be safe and appropriate, while other video content is blocked. YouTube EDU is a free service that provides educators and their students with access to hundreds of thousands of educational videos from well-known organizations such as Stanford, PBS and TED, as well as from popular up-and-coming YouTube partners like Khan Academy, Steve Spangler Science and Numberphile.

In May 2012, EdgeWave announced iPrism Social Media Security, a new service that transcends traditional Web filtering by seamlessly monitoring and controlling user interactions with social media applications such as Facebook and Twitter. iPrism Social Media Security positions the company as a global leader in social networking safety by enabling access to popular social media sites, while providing enforcement of acceptable use policies. iPrism Social Media Security protects enterprises and educational institutions from loss of proprietary, confidential and sensitive data, and gives them control over inappropriate content postings, while helping to prevent cyber bullying.

EdgeWave’s messaging security research and development efforts have been directed toward new feature enhancements in parallel to continual improvement of its secure e-mail gateway appliances and services, as well as Edgewave’s email archiving and secure email delivery services. Throughout the eight months ended August 31, 2012, research and development focused on improvements to the SaaS infrastructure in support of a blended web / email security offering.  These efforts will continue well into 2013.

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

Trademarks and Copyrights

EdgeWave, St. Bernard, Red Condor, iPrism, iGuard, and ePrism logos are trademarks or registered. In addition to “EdgeWave” and the other company related logos, the Company has used, registered and/or applied to register other specific trademarks and service marks to help distinguish its products, technologies and services from those of its competitors. EdgeWave enforces its trademark, service mark and trade name rights in the U.S. and abroad. The duration of EdgeWave’s trademark registrations varies from country to country and in the U.S. EdgeWave generally is able to maintain its trademark rights and renew any trademark registrations for as long as the trademarks are in use.

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

Employees

As of August 31, 2012, the Company had 111 employees, including 16 employees in technical support, 34 in research and development, 37 in sales and marketing, and 24 in general and administrative services. EdgeWave has not entered into any collective bargaining agreements with its employees and believes that relations with its employees are good. The Company believes that its future success will depend in part upon the continued service of its key employees and on its continued ability to hire and retain qualified personnel.

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

If general economic conditions in the U.S. economy do not continue to improve, customers may reduce spending for our products.  This reduced spending in the markets we serve could result in reductions in sales of our products, longer sales cycles, and an increased concentration on price competitiveness. We may also experience a delay in the payment of our customers’ obligations to us, which would increase our credit risk exposure and cause a decrease in operating cash flows. If our resellers experience excessive financial difficulties and/or insolvency, and we are unable to successfully transition end users to purchase our product from other resellers or directly from us, our sales could also decline. Any of the events listed above could have a material adverse effect on the Company's business, financial condition and results of operations.

We have a history of losses and there can be no assurances that we will become profitable or achieve/maintain positive cash flow, and we may need additional sources of funding.

We have a history of losses and have not been able to achieve profitability. Our net loss for the eight month transition period ended August 31, 2012 and for the fiscal years ended December 31, 2011 and 2010 was $3.2 million, $4.6 million, and $3.6 million, respectively. Our cumulative net loss was approximately $61.1 million, $57.9 million and $53.3 million as of August 31, 2012, December 31, 2011 and 2010, respectively. If we are not able to achieve profitability and maintain positive cash flows, we may be required to look for additional sources of financing.

Our ePrism product may not be successful and we may not successfully advance its development in a manner that will be cost-effective or accepted by current or potential customers.

We have invested significant resources in our ePrism product and related service offerings. We are continuing to refine the efficiency and effectiveness of the technology and services underlying this product, and will need to continue to expend substantial amounts to develop the infrastructure to support these products. ePrism is a relatively new suite of products and services which includes inbound and outbound email filtering, email encryption, email data loss protection, email continuity and archiving.   If we are unable to further refine the technology underlying within ePrism in the manner we believe is possible to the satisfaction of current and future customers, if we are unable to increase the penetration of market for the product suite for which ePrism is intended, or if our research and development efforts and expenses related to the development of ePrism exceed the efforts or expenses which we believe are appropriate for this product, we may not realize the projected contribution of ePrism to our revenues, and we may ultimately be required to discontinue this product or adjust our projections and expectations regarding its contribution to our business and the impact on our future financial condition.  Any of the events listed above could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Our indirect sales channels accounted for 33.0%, 40.8% and 37.3% of our revenue during the eight month transition period ended August 31, 2012 and for the fiscal years ended December 31, 2011 and 2010, respectively. We intend to continue to rely on our indirect sales channels for a significant portion of our revenue. We depend on our indirect sales channels, including value-added resellers, distributors, ISPs, and providers of managed Internet services, to offer our products to a larger customer base than can be reached through a direct sales effort. None of these parties are obligated to continue selling our products or to make any purchases from us. If they are unsuccessful in their efforts or are unwilling or unable to market and sell our new product offerings, our business, financial condition, and operating results will suffer. We cannot control the level of effort these parties expend or the extent to which any of them will be successful in marketing and selling our products. Some of our indirect sales channels also market and sell products that compete with our products or may decide to do so in the future. We may not be able to prevent these parties from devoting greater resources to support our competitors’ products and/or eliminating their efforts to sell our products.

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

Our existing and target customers are small and medium enterprises, as well as government and education institutions. These businesses are more likely to be significantly affected by economic downturns than larger, more established businesses. Additionally, these customers often have limited discretionary funds, which they may choose to spend on items other than security software products and services. If small, medium, and enterprise businesses experience economic hardship, they may be unwilling or unable to expend resources to develop or improve their IT security, which would negatively affect the overall demand for our products and services, and could cause our revenue to decline.

We have secured additional funding through debt financing which includes numerous covenants and debt-related obligations that may adversely affect our business and affect the value of our common stock.

In 2007, the Company entered into the Silicon Valley Bank (“SVB”) Loan Agreement. The Company borrows and makes repayments under the revolving credit facility depending on its liquidity position. At August 31, 2012, December 31, 2011, and 2010, the total amount outstanding under the Revolving Line was $1.7 million, $1.7 million, and $0, respectively. The Company had a remaining borrowing availability of $140,000, $432,000, and $1.7 million as of these same dates.  The company also has term loans outstanding with SVB.  At August 31, 2012, December 31, 2011 and 2010, the total amount outstanding under Term Loans was $433,000, $558,000, and $458,000 which represents the total amount available pursuant to these loans.

On December 5, 2011, the Company issued convertible notes payable in the amount of $4.5 million (“2011 Convertible Notes”) to certain holders of the convertible notes payable issued by the Company in 2010 (“2010 Convertible Notes”).  Approximately $3.0 million of the total gross proceeds from the 2011 Convertible Notes was used to retire the 2010 Convertible Notes. As of August 31, 2012 and December 31, 2011 and 2010, principal and accrued interest on the outstanding convertible notes totaled $5.4 million, $4.8 million, and $3.2 million, respectively.

On January 30, 2012, the Company entered into a Loan and Security Agreement (the “PFG Loan Agreement”) with Partners for Growth III, L.P. (“PFG”), pursuant to which PFG provided EdgeWave with a loan in the amount of $1.5 million (the “Loan”). As of August 31, 2012, the principal balance on the Loan was approximately $1.2 million. Most recently, the PFG Loan Agreement was amended on September 11, 2012 in which PFG provided to the Company an additional loan in the amount of $2.0 million.

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

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, impose various requirements on public companies, including with respect to corporate governance practices. We have incurred significant legal, accounting and other expenses to comply with these requirements. In addition, our management and other personnel devoted a substantial amount of time to these requirements. If management failed to comply with such regulations, the Company could have been subjected to public investigations, fines, enforcement actions and other sanctions by regulatory agencies and authorities and, as a result, our stock price could decline in value. On September 5, 2012, the Company filed a Form 15 with the SEC to voluntarily deregister its common stock and suspend its reporting obligations with the SEC. This Form 10-K and the accompanying audited financial statements for the eight month transition period ended August 31, 2012 will be the Company’s last filing with the SEC. The Form 15 is expected to become effective no later than 90 days after the filing of the Form.

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

Our executive officers, directors and affiliates own approximately 45.3% of our voting stock as of August 31, 2012. These stockholders can have a substantial influence on all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in control or discouraging a potential acquirer from attempting to obtain control of the Company, which in turn could have a material adverse effect on the market price of our common stock or prevent stockholders from realizing a premium over the market price for their shares.

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

Item 4.       Mine Safety Disclosures

Not applicable.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since February 17, 2005, our Common Stock has been traded on the Over-the-Counter Bulletin Board. During 2012, our Common Stock began trading on the OTCQX. On September 5, 2012, the Company filed a Form 15 with the Securities and Exchange Commission (SEC) to voluntarily deregister its common stock and suspend its reporting obligations with the SEC. This Form 10-K and the accompanying audited financial statements for the eight month transition period ended August 31, 2012 will be the Company’s last filing with the SEC. The Form 15 is expected to become effective no later than 90 days after the filing of the Form..

The table below sets forth, for the calendar quarters indicated, the high and low bid prices of the EdgeWave common stock as reported on the Over-the-Counter Bulletin Board. The over-the-counter market quotations reported below reflect inter-dealer prices, without markup, markdown or commissions and may not represent actual transactions.

	High	Low
Eight Months Ending August 31, 2012
One Month Ending August 31, 2012	$0.20	$0.02
One Month Ending July 31, 2012	$0.20	$0.20
Second Quarter	$0.30	$0.17
First Quarter	$0.40	$0.17

Fiscal Year 2011
Fourth Quarter	$0.35	$0.17
Third Quarter	$0.50	$0.25
Second Quarter	$0.58	$0.20
First Quarter	$0.75	$0.21

Fiscal Year 2010
Fourth Quarter	$0.87	$0.51
Third Quarter	$0.60	$0.30
Second Quarter	$0.55	$0.15
First Quarter	$0.24	$0.14

Stockholders

As of August 31, 2012, there were approximately 156 holders of record of our Common Stock.

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

Repurchase of Equity Securities

During the eight month transition period ended August 31, 2012, we did not repurchase any shares of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of August 31, 2012.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,800,847	$0.27	1,440,183
Equity compensation plans not approved by security holders	–	–	209
Total	3,800,847	$0.27	1,440,392

(1)	These amounts include 700,000 shares of restricted stock which are outstanding but unvested

The following equity compensation plans of the Company that were in effect as of December 31, 2011 were adopted without the approval of the Company’s security holders: 2006 Recruitment Equity Incentive Plan.

On December 18, 2006, the Board approved the Company’s 2006 Recruitment Equity Incentive Plan (the “2006 Recruitment Plan”). An aggregate of five hundred thousand (500,000) shares of the Company’s common stock is eligible to be issued under the 2006 Recruitment Plan. The Board approved the 2006 Recruitment Plan to provide a means by which the Company will be able to retain the services of persons not previously employed by EdgeWave, as an inducement to individuals to become employed by EdgeWave and to provide incentives for such persons to exert maximum efforts for the success of EdgeWave and its subsidiaries. The 2006 Recruitment Plan provides for the grant of stock options, restricted stock awards, stock appreciation rights, phantom stock awards and other stock awards (collectively, the “Stock Awards”). Generally, new employees of EdgeWave who are hired as regular employees and perform regular employment services for EdgeWave or its subsidiaries will be eligible for Stock Awards. The 2006 Recruitment Plan is administered by the Board or an authorized Committee of the Board. Subject to the terms of the 2006 Recruitment Plan, the Board determines recipients, dates of grant, the numbers and types of Stock Awards to be granted, and the terms and conditions of the Stock Awards, including the period of their exercisability and vesting.

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

Our Business

We develop and market on demand, appliance, and hybrid Secure Content Management (“SCM”) solutions to the mid-market enterprise and service provider markets. Customers can purchase our solutions directly from us, through a Managed Service Provider, or via one of our Value-Added Resellers around the world. On-premises purchases typically consist of an initial hardware purchase (appliance) and maintenance subscription, whereas our on-demand purchases contain only a subscription. Our primary customers are enterprise IT executives, managers and administrators as well as Managed Service Providers and Internet Service Providers.

Overview of Our Financial Results and Financial Position

We reported revenues of $11.3 million for the eight month transition period ended August 31, 2012, compared to $18.0 million and $18.1 million for the fiscal years ended December 31, 2011 and 2010, respectively; a net loss for the eight months transition period ended August 31, 2012 of $3.2 million, compared to a net losses of $4.6 million and $3.6 million for the fiscal years ended December 31, 2011 and 2010, respectively; and net basic and diluted loss per share for the eight month transition period ended August 31, 2012 of $0.19, compared to a net basic and diluted losses per share of $0.28 and $0.25 reported for the fiscal years ended December 31, 2011 and 2010, respectively.

Cash used by operations was $2.0 million, $3.0 million, and $1.1 million for the eight month transition period ended August 31, 2012 and for the fiscal years ended December 31, 2011 and 2010, respectively. Cash used by operating activities resulted primarily from net loss as well as uses of cash resulting from changes in operating assets and liabilities.

As of August 31, 2012, we had cash and cash equivalents of $1.8 million and availability under an existing credit facility with SVB of $140,000.  On January 30, 2012, EdgeWave entered into a Loan and Security Agreement (the “PFG Loan Agreement”) with Partners for Growth III, L.P. (“PFG”), pursuant to which PFG provided EdgeWave with a loan in the amount of $1.5 million. On September 11, 2012, the PFG Loan Agreement was amended and PFG provided Edgewave with an additional loan in the amount of $2.0 million (See Note 7). Subsequently, $1.2 million of the $2.0 million loaned from PFG was used to pay off the outstanding credit facility balance with SVB during September 2012.

In the opinion of management, its existing cash resources as of August 31, 2012, proceeds from the September 2012 PFG loan, collections on future billings, and borrowing availability under existing credit facilities will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected collections will be realized or that the Company will improve operating results so that positive cash flow from operating activities will be achieved.  The Company believes that if necessary, they will be able to raise additional needed capital through subsequent debt or equity financing transactions.

Critical Accounting Policies and Estimates

There are several accounting policies that are critical to understanding our historical and future performance because these policies affect the reported amounts of revenue and other significant areas in our reported financial statements and involve management’s judgments and estimates. These critical accounting policies and estimates include:

•	revenue recognition;
•	allowance for doubtful accounts;
•	impairment of goodwill and long-lived assets;
•	accounting for income taxes;
•	warranty obligation; and
•	accounting for stock based compensation.

These policies and estimates and our procedures related to these policies and estimates are described in detail below and under specific areas within the discussion and analysis of our financial condition and results of operations. Please refer to Note 1, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements of EdgeWave for the eight month transition period ended August 31, 2012 included herein for further discussion of our accounting policies and estimates.

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

Product Returns and Exchanges

Our subscription arrangements do not typically provide customers a contractual right of return. Some of our sales programs allow customers limited product exchange rights. Management estimates potential future product returns and exchanges and reduces current period product revenue in accordance with Financial Accounting Standards Board (“FASB”) ASC 605-15, “Revenue Recognition – Products – Recognition”.  The estimate is based on an analysis of historical returns and exchanges. Actual returns may vary from estimates if we experience a change in actual sales, returns or exchange patterns due to unanticipated changes in products, or competitive and economic conditions.

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

Impairment of Goodwill and Long - Lived Assets

In accordance with FASB ASC 350-20-35, “Intangibles - Goodwill and Other”, management tests our goodwill for impairment annually, or more frequently if events or changes in circumstances suggest that the carrying amount may not be recoverable. Based upon their impairment analysis performed during August 2012, management of the Company has concluded there was no impairment of goodwill at August 31, 2012.

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
15

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

Accounting for Income Taxes

We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This process requires that management estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences identified are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. Management’s judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, its interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or management’s interpretation of tax laws, and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our balance sheet and results of operations. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance if required.  For the eight month transition period ended August 31, 2012 and the fiscal years ended December 31, 2011 and 2010, we fully reserved the deferred tax assets resulting in a tax expense of $11,000, $7,000 and $3,000, respectively. The deferred tax assets include net operating losses and may be subject to significant annual limitation under certain provisions of the Internal Revenue Code of 1986, as amended. Management’s determination of the valuation allowance is based upon a number of assumptions, judgments and estimates, including forecasted earnings, future taxable income and the relative proportion of revenue and income before taxes in the various domestic and international jurisdictions in which we operate.

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

Accounting for Stock Based Compensation

The Company has three share-based compensation plans (collectively, the “Plans”), which provide for the issuance of options, stock grants, and stock-based awards to employees and others as deemed appropriate by the Board of Directors. Terms of options issued under the Plans generally include an exercise price equal to the estimated fair value of the underlying common stock at the date of grant, vesting periods generally between three and five years, and expiration dates not to exceed ten years from the date of grant. As of August 31, 2012, the Company had 3,800,847 option shares outstanding, of which 700,000 shares of restricted stock are outstanding but unvested under the Plans, and 1,440,392 option shares available for issuance. Stock-based compensation expenses of approximately $123,000, $244,000 and $174,000 for the eight month transition period ended August 31, 2012 and for the fiscal years ended December 31, 2011 and 2010, respectively, were charged to operating expenses. The effect on loss per share as a result of the stock based compensation expense was approximately $0.01 for the eight month transition periods ended August 31, 2012 and for the fiscal years ended December 31, 2011 and 2010. The tax effect was immaterial.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected life of the stock options granted, the expected stock price volatility factor, and the pre-vesting option forfeiture rate. The fair value of options granted during the eight month transition period ended August 31, 2012 and during the fiscal years ended December 31, 2011 and 2010 was calculated using the Black-Scholes option pricing model (“Black-Scholes”) using the valuation assumptions in the table below. The Company estimates the expected life of stock options granted based upon management’s consideration of the historical life of the options and the vesting and contractual period of the options granted. The Company estimates the expected volatility factor based on the weighted average of the historical volatility of three publicly traded surrogates of the Company and the Company’s implied volatility from its common stock price. The Company applies its risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The Company has no history or expectation of paying any cash dividends on its common stock.  Forfeitures are estimated based on historical experience.

Commitments and Contingencies

In the normal course of business, the Company is occasionally named as a defendant in various lawsuits. There are currently no material pending legal proceedings which the Company is a party of or which any of the Company’s property is the subject of.

Results of Operations of EdgeWave, Inc.

Comparison of the Eight Month Transition Periods Ended August 31, 2012 and 2011 (amounts in tables presented in thousands, except percentages)

Revenues	For the Eight Month Transition Periods Ended August 31,
	2012	2011	% Change
Total revenues	$11,301	$11,966	(5.6)%

Revenues decreased $665,000 for the eight month transition period ended August 31, 2012, compared to the same period in 2011. See the discussion of changes in subscription and appliance revenues below.

Subscription Revenues	For the Eight Month Transition Periods Ended August 31,
	2012	2011	% Change
Subscription revenues	$9,268	$9,757	(5.0)%
As a percentage of revenues	82.0%	81.5%

For the eight months ended August 31, 2012 our subscription revenues decreased approximately $489,000 compared to the same period in 2011 as a result of pricing pressures to discount our subscription products in order to remain competitive. The subscription renewal rates for our products range from 80% to 85%.

Appliance Revenues	For the Eight Month Transition Periods Ended August 31,
	2012	2011	% Change
Appliance revenues	$2,033	$2,205	(7.8)%
As a percentage of revenues	18.0%	18.4%

For the eight months ended August 31, 2012, appliance revenues decreased approximately $172,000 compared with the respective period in 2011 due mainly to the shipping of fewer appliances coupled with discounts applied to the appliance in order to stay competitive.

Cost of Revenues	For the Eight Month Transition Periods Ended August 31,
	2012	2011	% Change
Total cost of revenues	$3,322	$3,471	(4.3)%
Gross margin percent	70.6%	71.0%

Cost of revenues consists primarily of the cost of contract manufactured hardware, technical support salaries, royalties paid to third parties under technology licensing agreements, packaging costs, fee-based technical support costs and freight. Total cost of revenues decreased $149,000 for the eight months ended August 31, 2012 compared to the same period in 2011.  See the discussion of changes in the cost of subscription and appliance revenues below.

Cost of Subscription Revenues	For the Eight Month Transition Periods Ended August 31,
	2012	2011	% Change
Total cost of subscription revenues	$1,963	$1,976	(0.7)%
Gross margin percent	78.8%	79.7%

The cost of subscription revenues primarily includes the cost of our technical support group and network collocation costs.  The decrease of $13,000 for the eight months ended August 31, 2012 compared to the same period in 2011 was in line with the decrease in subscription revenues.

Cost of Appliance Revenues	For the Eight Month Transition Periods Ended August 31,
	2012	2011	% Change
Total cost of appliance revenues	$1,359	$1,493	(9.0)%
Gross margin percent	33.2%	32.3%

The cost of appliance revenues, which includes contract manufactured equipment, warranty expense, and packaging and freight decreased approximately $134,000 for the eight months ended August 31, 2012 compared to the same period in 2011. This is the result of a decrease in the number of appliances sold during the current period as compared to the same period in 2011.

Sales and Marketing	For the Eight Month Transition Periods Ended August 31,
	2012	2011	% Change
Total sales and marketing	$5,362	$5,894	(9.0)%
As a percentage of revenues	47.4%	49.3%

Sales and marketing expense consists primarily of salaries, related benefits, commissions, consultant fees, advertising, lead generation and other costs associated with our sales and marketing efforts. For the eight months ended August 31, 2012 sales and marketing expense decreased 9.0%, or approximately $532,000, over the same period in 2011 primarily due to increased efficiency and optimization of the lead to sales process.

Research and Development	For the Eight Month Transition Periods Ended August 31,
	2012	2011	% Change
Total research and development	$3,027	$3,481	(13.0)%
As a percentage of revenues	26.8%	29.1%

Research and development expense consists primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. The net decrease of $454,000 for the eight months ended August 31, 2012 compared to the same period in 2011 was primarily the result of a decrease in compensation costs for research and development engineers.  Research and development is an important part of our business. Management believes that a significant investment in research and development is required to remain competitive and we expect to continue to invest in research and development activities. We currently have research and development facilities in San Diego and Rohnert Park, CA.

General and Administrative	For the Eight Month Transition Periods Ended August 31,
	2012	2011	% Change
Total general and administrative	$2,475	$2,383	3.9%
As a percentage of revenues	21.9%	19.9%

General and administrative expenses, which consist primarily of salaries and related benefits,  fees for professional services, such as legal and accounting services, stock-based compensation, and insurance increased approximately $92,000 for the eight months ended August 31, 2012, compared to the same period in 2011. The most significant increases during the eight months ended August 31, 2012 were related to compensation expenses and other general and administrative expenses.

Interest and Other Income, Net	For the Eight Month Transition Periods Ended August 31,
	2012	2011	% Change
Total interest and other income, net	$332	$62	435.5%
As a percentage of revenues	2.9%	0.5%

Interest and other income, net, includes interest expense, interest income, and other income. For the eight months ended August 31, 2012, interest and other income, net included interest expense of $389,000 due to outstanding borrowings, offset by a gain on the change in the fair value of the warrant derivative liability of approximately $57,000.  For the eight months ended August 31, 2011, interest and other income, net included interest expense of $148,000 due to outstanding borrowings, offset by gain on the change in the fair value of the warrant derivative liability of approximately $86,000.

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

Adopted Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”)”. The revised standard is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendment allows an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangible Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. We have elected to early adopt this guidance and it was applied to annual goodwill impairment testing for the eight month transition period ended August 31, 2012 conducted during August 2012. This guidance did not have a material effect on our consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure in U.S. GAAP and IFRS” (“ASU 2011-04”), to provide consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurement. ASU 2011-04 is effective for periods beginning after December 15, 2011. The adoption of ASU 2011-04 during the first quarter of 2012 did not have a material effect on our fair value measures and disclosures.

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

Cash used by operations was $2.0 million, $3.0 million, and $1.1 million for the eight month transition period ended August 31, 2012 and for the fiscal years ended December 31, 2011 and 2010, respectively. Cash used by operating activities resulted primarily from net loss as well as uses of cash resulting from changes in operating assets and liabilities.

For the eight month transition period ended August 31, 2012 and for the fiscal years ended December 31, 2011 and 2010, cash used by investing activities was $237,000, $448,000 and $191,000, respectively. The net decrease for the eight month transition period ended August 31, 2012 for investing activities was due to decreased purchases of fixed assets during this period. The net increase in cash used by investing activities from December 31, 2010 to December 31, 2011 was attributed primarily to fixed asset purchases during the first quarter of 2011 mainly as a result of our corporate headquarters move.

Cash flows provided by financing activities for the eight month transition period and for the fiscal years ended December 31, 2011 and 2010 were $1.4 million, $3.4 million, and $1.4 million, respectively. The net decrease in cash provided by financing activities from December 31, 2011 to August 31, 2012 was primarily due to the decrease in proceeds from convertible notes offset by an increase in proceeds from term loans. The net increase in cash provided by financing activities from December 31, 2010 to December 31, 2011 was primarily due to the increase on the line of credit offset by a decrease in proceeds from convertible notes.

As a result of the foregoing, the net decrease in cash and cash equivalents was $830,000 and $1,000 for eight month transition period ended August 31, 2012 and for fiscal year ended December 31, 2011; the net increase in cash and cash equivalents for the year ended December 31, 2010 was $156,000.

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

At August 31, 2012, December 31, 2011 and 2010, the total amount outstanding under the Revolving Line was $1.7 million, $1.7 million, and $0, respectively, and the Company had a remaining borrowing availability of $140,000, $432,000, and $1.7 million, respectively. As of August 31, 2012, December 31, 2011, and 2010, the applicable interest rate for the Revolving Line was 6.00% and interest expense relating to the revolving line was approximately $33,000, $73,000, and $11,000.

Term Loan A

During 2010, the Company received proceeds from Term A in the amount of $300,000 from SVB. Term Loan A has a maturity date of June 30, 2013, at which the entire principal amount is due at maturity. As of August 31, 2012, December 31, 2011 and December 31, 2010, the outstanding principal balance on Term Loan A was $300,000.

The applicable interest rate for Term Loan A is 6.0%. Total interest expense for the eight month transition period ended August 31, 2012 and the fiscal years ended December 31, 2011 and 2010 was $12,000, $18,000, and $8,000, respectively.

Term Loan B

During 2010, the Company received proceeds from Term B in the amount of $200,000 from SVB. Term Loan B had a maturity date of July 20, 2012 with principal payments due in the amount of $8,000 per month. As of August 31, 2012, December 31, 2011 and December 31, 2010, the outstanding principal balance on Term Loan B was $0, $58,000, and $158,000, respectively. Term Loan B was paid off during July 2012.

The applicable interest rate for Term Loan B was 7.5%. Total interest expense for the eight month transition period ended August 31, 2012 and the fiscal years ended December 31, 2011 and 2010 was $1,000, $9,000, and $6,000, respectively.

Term Loan C

During 2011, the Company received proceeds from Term C in the amount of $200,000 from SVB. Term Loan C has a maturity date of December 1, 2013 with principal payments due in the amount of $8,000 per month. As of August 31, 2012, December 31, 2011 and December 31, 2010, the outstanding principal balance on Term Loan B was $133,000, $200,000, and $0, respectively.

The applicable interest rate for Term Loan C is 7.0%. Total interest expense for the eight month transition period ended August 31, 2012 and the fiscal years ended December 31, 2011 and 2010 was $7,000, $6,000, and $0, respectively.

As of August 31, 2012, the Company was in compliance with the covenants under the SVB Loan and Security Agreement, as amended.

Convertible Notes Payable

On August 2, 2010, the Company issued convertible notes (“2010 Convertible Notes) in the amount of $3.2 million pursuant to a Securities Purchase Agreement (“SPA”) with certain note holders of Red Condor. Pursuant to the terms of the SPA, the Company also issued Warrants (“Warrants”) to the Investors to purchase up to a total of 210,111 shares of the Company’s common stock. The 2010 Convertible Notes matured on August 2, 2014. Interest on the outstanding principal balance accrues at a rate of three percent (3.0%) per annum and unpaid accrued interest is added to the balance of the 2010 Convertible Notes. All unpaid principal and interest on the Notes is due and payable at maturity. The Investors may convert the Notes at any time into shares of the Company’s common stock at a fixed conversion price of $1.10. At any time after the issuance date of the Notes and prior to the Maturity Date, following the occurrence of any period of 60 consecutive trading days where the average closing price of the Company’s common stock for such period is equal to or greater than $1.25 per share, the entire unpaid principal amount of the Notes together with any unpaid interest shall be converted into the Company’s common stock at a conversion price of $1.10. The Warrants have an exercise price equal to $1.10 per share, are immediately exercisable and expire on August 2, 2014. The balance of the convertible note as of December 31, 2010 was $3.2 million. The interest expense for the convertible notes, which was added to the principal balance, for the year ended December 31, 2010, was approximately $39,000.

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

As of August 31, 2012 principal and accrued interest on the 2011 Convertible Notes totaled $4.8 million. As of December 31, 2011 principal and accrued interest on the Notes totaled $4.5 million. The combined interest expense recognized during the eight month transition period ended August 31, 2012 on both of the 2010 and 2011 Convertible Notes totaled approximately $238,000. As of December 31, 2011 and 2010 principal and accrued interest on the 2010 Notes totaled $313,000 and $3.2 million, respectively. Interest expense recognized during 2011 and 2010 on the 2010 and 2011 Convertible Notes totaled $114,000 and $39,000, respectively.

One of the 2010 Convertible Notes in the original principal amount of $300,000 was not repaid in connection with the issuance of the 2011 Convertible Notes and remain outstanding at August 31, 2012.   The interest on the outstanding principal balance on these 2010 Notes accrues at a rate of three percent (3.0%) per annum and accrued interest is added to the balance of the 2010 Note.  All unpaid principal and interest is due and payable at maturity, which is July 30, 2014, and may be converted at any time into shares of the Company’s Common Stock at a fixed conversion price of $1.10. Following the occurrence of any period of 60 consecutive trading days where the average closing price of the Company’s common stock is equal to or greater than $1.25 per share, the entire unpaid principal amount together with any unpaid interest shall be converted into the Company’s Common Stock at a conversion price of $1.10.

As of August 31, 2012, principal and accrued interest on the 2010 Convertible Notes totaled $326,000.

On January 4, 2012 the Company entered into a Purchase Agreement with an investor pursuant to which the Company issued secured subordinated convertible notes in the aggregate original principal amount of $100,000 on terms identical to the 2011 Convertible Notes, as amended. Also, on March 2, 2012 the Company received a principal amount of $200,000 for which the Company has yet to receive a Purchase Agreement with that investor. The Company has been accruing interest on $200,000, which is being added to the principal amount, at a rate of seven percent (7.0%) which is consistent with interest rate terms on the 2011 Convertible Notes, as amended.

Partners for Growth III, L.P. (“PFG”)

On January 30, 2012, the Company entered into a Loan and Security Agreement (the “PFG Loan Agreement”) with Partners for Growth III, L.P., pursuant to which PFG provided EdgeWave with a loan in the amount of $1.5 million (the “Loan”). Most recently, the PFG Loan Agreement was amended on September 11, 2012 in which PFG provided to the Company an additional loan in the amount of $2.0 million.

The $1.5 million Loan in connection with the PFG Loan Agreement during January 2012 will continue to be repaid in 36 monthly principal payments of approximately $42,000 each, plus interest, which commenced on March 1, 2012.  The $2.0 million Loan in connection with the PFG Loan Agreement during September 2012 will be repaid in 36 monthly principal payments of approximately $56,000 each, plus interest, which commenced on October 1, 2012. The principals of the Loans may not be prepaid in whole or in part during the first year. During the second year, EdgeWave may prepay the Loan in whole or in part subject to payment of a prepayment fee equal to three percent (3%) of the amount prepaid. During the third year, EdgeWave may prepay the Loan in whole or in part subject to payment of a prepayment fee equal to two percent (2%) of the amount prepaid. The annual interest rate on the Loan is 9.75%, fixed.  The obligations under the PFG Loan Agreement are secured by substantially all of EdgeWave’s assets, subordinated to the SVB Loan Agreements.

As of August 31, 2012, the principal balance on the Loan was approximately $1.2 million.  Interest expense recognized during the eight month transition period ended August 31, 2012 totaled $66,000.

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

In connection with the execution of the PFG Loan Agreement during January 2012, EdgeWave issued warrants (the “Warrants”) to PFG and its designees which allow PFG and its designees to purchase up to 600,000 shares of EdgeWave common stock at an exercise of $0.35 per share. As a result of the amendment to the PFG Loan Agreement during September 2012, EdgeWave issued additional Warrants to PFG and its designees which allow PFG and its designees to purchase up to 450,000 shares of EdgeWave common stock at an exercise of $0.35 per share. The Warrants expire on September 11, 2019. The Amendment to the PFG Loan Agreement in September 2012 extends the expiration date from January 30, 2017 to January 30, 2019 for the 450,000 warrants originally issued as part of the January 2012 PFG transaction and also extends the expiration date from July 20, 2013 to July 20, 2015 for the 450,000 warrants issued as part of the 2008 transaction with PFG.

Liquidity

As of August 31, 2012, the Company had approximately $1.8 million in cash and cash equivalents and a working capital deficit of $10.5 million.  Approximately $11.3 million of our current liability balance at August 31, 2012 consisted of deferred revenue, which represents amounts that are expected to be amortized into revenue as they are earned in future periods.  For the eight months ended August 31, 2012, the Company incurred a net loss of $3.2 million and as of August 31, 2012 has incurred a cumulative net loss of $61.1 million.  For the eight month transition period ended August 31, 2012, cash used by operating activities was $2.0 million.

As described in Note 6, the Company has an existing credit facility with Silicon Valley Bank (“SVB”) under which there is borrowing availability of $140,000 as of August 31, 2012.

On January 30, 2012, EdgeWave entered into a Loan and Security Agreement (the “PFG Loan Agreement”) with Partners for Growth III, L.P. (“PFG”), pursuant to which PFG provided EdgeWave with a loan in the amount of $1.5 million. On September 11, 2012, the PFG Loan Agreement was amended and PFG provided Edgewave with an additional loan in the amount of $2.0 million (See Note 6). Subsequently, $1.2 million of the $2.0 million loaned from PFG was used to pay off the outstanding credit facility balance with SVB during September 2012.

In the opinion of management, its existing cash resources as of August 31, 2012, proceeds from the January and September 2012 PFG loans, collections on future billings, significant savings by not being required to file periodic SEC reports and from the legal and auditing expenses associated with these filings, and borrowing availability under existing credit facilities will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected collections will be realized or that the Company will improve operating results so that positive cash flow from operating activities will be achieved.  The Company believes that if necessary, they will be able to raise additional needed capital through subsequent debt or equity financing transactions.

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

Item 8.         Financial Statements and Supplementary Data

The information required by this Item is incorporated by reference from the consolidated financial statements for the eight month transition period ended August 31, 2012 and for the fiscal years ended December 31, 2011 and 2010 listed in Item 15 of Part IV of this report, beginning on page F-3.

Item 9.         Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.       Controls and Procedures

Evaluation of Disclosure Controls

Under the supervision of and with the participation of our management, including our Chief Executive Officer and VP of Finance, at August 31, 2012, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). These disclosure controls and procedures are designed to provide reasonable assurance. The design of any disclosure controls and procedures is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon that evaluation, our Chief Executive Officer and VP of Finance have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2012 to ensure that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and VP of Finance, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of August 31, 2012, the end of our most recent fiscal year.

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting as such report is not required for smaller reporting companies.

Changes in Internal Control over Financial Reporting

During the period covering June 30, 2012 to August 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.       Other Information

None.

PART III

Item 10.       Directors, Executive Officers of the Registrant and Corporate Governance

Board of Directors

Each director of EdgeWave’s Board of Directors is elected for a one year term. Vacancies on the Board may be filled only by persons elected by a majority of the remaining directors. A director elected by the Board to fill a vacancy, including vacancies created by an increase in the number of directors, shall serve for the remainder of the full term and until the director’s successor is elected and qualified.

The Board of Directors presently has four members. The following is a brief biography of each Director.

Humphrey Polanen

Mr. Polanen, age 63, has served as a member of the Board of Directors of the Company since April 2004 and served as Chairman of the Board of Directors from April 2004 to July 2008 and served as Chief Executive Officer of the Company between April 2004 and July 2006 (when the Company was known as “Sand Hill IT Security Acquisition Corp.”). From January 2000 until December 2003, Mr. Polanen served as Managing Director of Internet Venture Partners, a strategic consulting and venture capital management firm for technology companies. From February 1998 through February 1999, he was President and CEO of Trustworks Systems, a network security software company. Between 1995 and 1998, he was General Manager of two divisions of Sun Microsystems where he led the Internet Commerce Group and the Network Security Division. Mr. Polanen has been a member of the board of directors of Heritage Bank of Commerce since 1994 and has been chair of that board’s audit committee for ten years. Mr. Polanen is a graduate of Hamilton College and Harvard Law School. Mr. Polanen brings to our Board extensive business, banking and legal experience as well as experience and contacts in the information security industry, which is the Company’s core business.

Bart A. M. van Hedel

Mr. van Hedel, age 68, currently is an Executive Officer for Vogel Investments B.V. Mr. van Hedel became a member of the Board of Directors of the Company upon completion of the merger of EdgeWave, Inc. with the Company (when the Company was known as “Sand Hill IT Security Acquisition Corp.”) in July 2006. Prior to the merger, he served as a director of EdgeWave, Inc. since 1996. He has been a Partner of BeeBird Corporate Finance C. V. since 1992. Mr. van Hedel was a non-executive member of the board of Ai-Investments N.V. from 1997 until December 2005, when he was named an executive board member. He was an executive board member of venture capital firm Paribas Participations N.V., from 1990 to 1992 and was an executive board member for Kempen & Co., Investment Bank in Amsterdam from 1981 to 1990. From 1969 to 1981 he practiced tax law in Amaterdam. van Hedel graduated in 1973 from Eramus University of Rotterdam with a Masters in economics and tax. Mr. van Hedel brings to our Board extensive investment banking experience and business connections in Europe and the Board regularly relies on him for guidance and assistance in international matters.

Louis E. Ryan

Mr. Ryan, age 57, became Chief Executive Officer effective January 15, 2009. He has also been a member of the Board of Directors of the Company since July 2006 and became Chairman of the Board of Directors in July 2008. Since 2003, Mr. Ryan has been a venture partner with Sand Hill Capital and has served as the executive chairman of HydroPoint Data Systems, Inc. and SprayCool, a provider of high performance electronic system cooling and packaging solutions for military and commercial applications. From 2003 to May 2006, he served as the executive chairman of Network Chemistry. From January 1997 to June 2003, Mr. Ryan was president and chief executive officer and a director of Entercept Security Technologies Inc. (which was sold to Network Associates Technology, Inc. in 2003), a network security software company. From 1988 to 1995, Mr. Ryan was co-founder and executive vice president of Delrina Company, a publicly traded software company which was sold in 1995 to Symantec Company. Mr. Ryan was also an early investor and board member of Foundstone, a vulnerability management supplier acquired by McAfee, Inc. in August 2004. Mr. Ryan also serves on the board of Certicom Company, and is an advisor to Sand Hill Capital and DiamondHead Ventures. Mr. Ryan brings to our Board extensive senior management experience as well as experience and contacts in the information security industry, which is the Company’s core business, along with particular strengths with respect to leadership skills, and management skills.

William Baumel

Mr. Baumel, age 44, joined the Board of Directors of the Company with its acquisition of substantially all the assets of Red Condor by the Company in August 2010 and subsequent investment by RWI Ventures. He co-founded RWI Ventures, a Silicon Valley-based venture capital firm, in 2000. Mr. Baumel is the managing member of RWI Ventures II, LLC, the General Partner of RWI Ventures II, L.P. as well as the managing member of Great Rock Capital Management, LLC, the General Partner of Great Rock Capital. Mr. Baumel was recognized at the 2009 and 2011 AlwaysOn Venture Summit as one of the top 100 venture capitalists based on successful liquidity events. He was also recognized at the 2012 AlwaysOn Cloud Conference at HP's Executive Briefing Center as a Power Player in the Cloud. His investments include Infinera (Nasdaq: INFN), BlueArc (Acquired by Hitachi Data Systems), Force10 (Acquired by Dell), and SiGe (Acquired by Skyworks). He was Chairman of Optical Solutions which was acquired by Calix (Nasdaq: CALX), active in the founding of NextNet which was acquired by Clearwire Communications (Nasdaq: CLWR), helped grow SaaS financial software provider Magnet which was acquired by Intuit (Nasdaq: INTU), and served as acting COO and then Director of insurance e-commerce and Internet exchange provider Ebix (Nasdaq:EBIX). Mr Baumel was one of four portfolio managers on Brinson Partners' $1.5 billion Post-Venture Fund, a top quartile performing fund, taking large stakes in microcap public companies ($25 million to $500 million market value). He earned his CPA while at Deloitte & Touche in San Francisco and holds a B.S. summa cum laude from The Ohio State University where he was a Price Waterhouse Scholar and an MBA with high distinction from The University of Michigan where he was a Regents and Time Warner Scholar. Mr. Baumel brings to our Board extensive financial, investment banking, and business experience related to technology and emerging growth companies.

Independence of the Board of Directors

The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent director” including those set forth in pertinent listing standards of The Nasdaq Stock Market, LLC, or Nasdaq, as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined Messrs. Polanen, van Hedel and Baumel to be independent directors within the meaning of the applicable Nasdaq listing standards. In making this determination, the Board found that neither Messrs. Polanen, Baumel nor van Hedel had a material or other disqualifying relationship with the Company. Mr. Ryan, the Company’s Chief Executive Officer and Chairman of the Board of Directors, is not an independent director by virtue of his employment with the Company.

Board’s Leadership Structure

The Board’s current leadership structure is characterized by a combined Chairman of the Board and CEO. The Board believes that its current leadership structure provides sufficient independent board leadership and engagement while deriving the benefit of having our CEO also serve as Chairman of the Board. As the individual with primary responsibility for managing the Company’s day-to-day operations and with in-depth knowledge and understanding of the Company, our CEO is best positioned to chair regular Board meetings as we discuss key business and strategic issues. The Board believes that this combined structure along with our two independent directors provides a sufficient level of independent oversight.

Risk Oversight

Our Board oversees an enterprise-wide approach to risk management, designed to support the achievement of our strategic and organizational objectives, to improve long-term organizational performance and enhance shareholder value. A fundamental part of risk oversight is to understand the risks our Company faces, the steps management is taking to manage those risks and to assess management’s appetite for risk. It is management’s responsibility to manage risk and bring to the Board’s attention material risks facing our Company. Our Board receives regular reports from management on matters relating to strategic and operational initiatives, financial performance and legal developments which are each integrated with enterprise-risk exposures. Our Board also approves our CEO’s performance goals for each year. In doing so, the Board has an opportunity to ensure that the CEO’s goals include responsibility for broad risk management. The involvement of the full Board in setting our strategic plan is a key part of its assessment of the risks inherent in our corporate strategy.

While the Board has the ultimate responsibility for overall risk oversight, each committee of the Board also has responsibility for particular areas of risk oversight. For example, the Audit Committee focuses on financial risk and internal controls. In addition, the Board of Directors, acting in lieu of the Compensation Committee during the eight month transition period ended August 31, 2012 evaluates, reviews and sets compensation/benefit programs that encourage decision making predicated upon a level of risk consistent with our business strategy affecting employees as well as those applicable to executive officers. Finally, the Board of Directors acting in lieu of the Governance and Nominating Committee oversees governance and succession risk, including Board and CEO succession and evaluates director skills and qualifications to appoint particular directors to our standing committees based upon the needs of that committee.

Information Regarding Committees of the Board of Directors

The Board has two committees: an Audit Committee and a Compensation Committee. The Nominating and Corporate Governance Committee was dissolved on June 24, 2009.

Below is a description of each committee of the Board of Directors. Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities.

Audit Committee

The Audit Committee of the Board of Directors was established by the Board in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the Audit Committee performs several functions including:

•	the selection and appointment, retention, compensation, termination and oversight of the work of the Company’s independent auditor;
•	review with management and the independent auditor of any material conflicts or disagreements regarding financial reporting or accounting practices and policies of the Company;
•	approval of all audit and non-audit services to be performed by the independent auditor, as well as the scope of the services to be provided and the compensation to be paid for such services;
•	review and discussion with management of all the disclosures required to be included in periodic reports filed by the Company;
•	review of all relationships between the independent auditor and the Company and evaluation of the independent auditor’s independence;
•	review of reports from the independent auditor describing the independent auditor’s internal quality control procedures;
•	review of reports required to be submitted to the Company by the independent auditor concerning the independent auditor’s internal quality control procedures and reviews;
•	evaluation of the independent auditor’s qualifications and performance;
•	confirmation that the lead audit partner for the Company’s independent auditor has not performed audit services for the Company for each of the five previous years;
•	review of the Company’s financial statements for each interim period and any changes in accounting policies that have occurred during the interim periods;
•	discussion of guidelines and policies governing the procedures for risk assessment and risk management for the Company including discussion of the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures;
•	review with counsel and the independent auditor and management of any significant regulatory or other legal or accounting initiatives or matters that could have a material impact on the Company’s financial statements;
•	discussion regarding the responsibilities, budget and staffing of the Company’s internal audit function and reviews of the scope, quality and adequacy of the Company’s internal controls over financial reporting and disclosure; and
•	establishment of procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls, audit matters and establish procedures for the confidential submission by employees of concerns regarding questionable accounting or auditing matters.

The Audit Committee is composed of three directors: Messrs. Polanen, Baumel, and van Hedel. The Board of Directors reviews the SEC listing standards definition of independence for Audit Committee members on an annual basis and has determined that Mr. Polanen and Mr. Baumel of the Company’s Audit Committee are independent (as “independence” is currently defined in the applicable Nasdaq listing standards). The Board of Directors has determined that Mr. Polanen and Mr. Baumel qualify as “Audit Committee financial experts,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Polanen’s and Mr. Baumel’s level of knowledge and experience based on a number of factors, including their formal education, their ability to read and understand fundamental financial statements and understanding of Generally Accepting Accounting Practices (“GAAP”), Mr. Baumel’s licensure as a CPA (non-practicing) and prior work experience as an auditor with Deloitte & Touche, their experience as chief executive officers, Mr. Polanen’s experience as a chief financial officer, and their venture capitalist backgrounds.

The Compensation Committee of the Board of Directors is composed of three directors: Messrs. Polanen, Baumel and van Hedel. Mr. Polanen and Mr. Baumel meet the standards of “independence” within the meaning of the applicable Nasdaq listing standards. During the eight month transition period ended August 31, 2012, the Company has maintained compliance with the provision in the Compensation Committee charter requiring that the Compensation Committee consist of at least two directors and that each of the director’s satisfy the independence requirements set forth in the charter.

The Compensation Committee of the Board of Directors acts on behalf of the Board to review, adopt or recommend for adoption and oversee the Company’s compensation strategy, policies, plans and programs, including:

•	establishment of annual and long-term performance goals and objectives for the Chief Executive Officer and all other officers and senior executives who report directly to the Chief Executive Officer;
•	evaluation of the performance of the Chief Executive Officer and all other officers and senior executives in light of the approved performance goals and objectives of the Company;
•	determination of the compensation of the Chief Executive Officer and all other officers and senior executives based on the evaluation of the performance of the Chief Executive Officer, and all other officers and senior executives, respectively;
•	recommendation to the Board with respect to incentive compensation plans and equity-based plans;
•	together with the Board, they administer the granting of stock options and awards under the Company’s stock option plans; and
•	production of an annual report on executive compensation for inclusion in the Company’s annual proxy statement in accordance with applicable rules and regulations.

Compensation Committee Processes and Procedures

Typically, the Compensation Committee meets annually and with greater frequency, if necessary. The agenda for each meeting is usually developed by the Chair of the Compensation Committee, in consultation with the CEO and legal counsel. From time to time, various members of management, as well as outside advisors or consultants, may be invited by the Compensation Committee to make presentations, provide financial or other background information or advice or otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in or be present during any deliberations or determinations of the Compensation Committee regarding his compensation. The charter of the Compensation Committee grants the Compensation Committee the authority to obtain, at the expense of the Company, advice and assistance from internal and external legal, accounting or other advisors and consultants and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. In particular, the Compensation Committee has the sole authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms.

Under its charter, the Compensation Committee may form, and delegate authority to, subcommittees, as appropriate. In 2006, the Compensation Committee formed a Non-Officer Stock Option Subcommittee, or Subcommittee, currently composed of Mr. Ryan, to which it delegated authority to grant, without any further action required by the Compensation Committee, stock options to employees who are not officers or management of the Company. The purpose of this delegation of authority is to enhance the flexibility of option administration within the Company and to facilitate the timely grant of options to non-management employees, particularly new employees, within specified limits approved by the Compensation Committee. In particular, the Subcommittee may not grant options to acquire more than an aggregate of 10,000 shares per employee in any calendar year and all grants must be under standard terms and conditions. Typically, as part of its oversight function, the Compensation Committee will review on a quarterly basis the list of grants made by the Subcommittee. The Subcommittee granted 62,281 options to purchase shares to non-officer employees during the eight months ended August 31, 2012.

The Compensation Committee establishes and makes, directly and sometimes by recommendations made to the Board of Directors, most significant adjustments to annual compensation, variable (bonus) compensation and equity awards of or to the executive officers of the Company and other direct reports to the Chief Executive Officer. The Compensation Committee also considers compensation for new executive hires. Generally, the Compensation Committee’s process comprises of two related elements: the determination of compensation levels and the establishment of performance objectives. For executives other than the Chief Executive Officer, the Compensation Committee solicits and considers evaluations and recommendations submitted to the Compensation Committee by the Chief Executive Officer. In the case of the Chief Executive Officer, the evaluation of his performance is conducted by the Compensation Committee, which determines any adjustments to his compensation as well as awards to be granted. For all executives, as part of its deliberations, the Compensation Committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, tally sheets that set forth the total compensation that may become payable to executives in various hypothetical scenarios, executive stock ownership information, analyses of historical executive compensation levels and executive compensation paid at similar companies, including industry, location and size, identified by EdgeWave’s management.

Nominating and Corporate Governance Committee

The Board of Directors does not currently have a Nominating and Corporate Governance Committee, which was dissolved in June 2009 due to a lack of a sufficient number of independent directors. The entire Board of Directors currently performs the functions of a nominating committee. The Board considers diversity in identifying candidates by generally seeking to achieve a diversity of occupational and personal backgrounds on the Board. However the Board has no formal policy regarding diversity.

Compensation Committee Interlocks and Insider Participation

None of the Company’s executive officers currently serve, or has served during the last eight months ended August 31, 2012, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

Stockholder Communications with the Board of Directors

The Company’s Board has adopted a formal process by which stockholders may communicate with the Board or any of its directors. This information is included in the Company’s Corporate Governance.

Code of Ethics

The Company has adopted the EdgeWave Code of Ethics and Business Conduct that applies to all officers, directors and employees. The Company will provide to any person without charge, upon request, a copy of the Code of Ethics and Business Conduct. Requests should be made to EdgeWave, Inc., Geoff Yutangco, 15333 Avenue of Science, Suite 100, San Diego, CA 92128, or at IR@edgewave.com. If the Company makes any substantive amendments to the Code of Ethics and Business Conduct or grants any waiver from a provision of the Code of Ethics and Business Conduct to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.

Corporate Governance Guidelines

In September 2006, the Board of Directors documented the governance practices followed by the Company by adopting Corporate Governance Guidelines to assure that the Board will have the necessary authority and practices in place to review and evaluate the Company’s business operations as needed and to make decisions that are independent of the Company’s management. The guidelines are also intended to align the interests of directors and management with those of the Company’s stockholders. The Corporate Governance Guidelines set forth the practices the Board intends to follow with respect to board composition and selection, board meetings and involvement of senior management, Chief Executive Officer performance evaluation and succession planning, and board committees and compensation. The Corporate Governance Guidelines were adopted by the Board to, among other things, reflect changes to the Securities and Exchange Commission rules adopted to implement provisions of the Sarbanes-Oxley Act of 2002.

DIRECTOR COMPENSATION TABLE (1)

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Louis E. Ryan	–	–	–	–	–
Humphrey P. Polanen	$10,000	–	–	–	$10,000
Bart A.M. van Hedel	$10,000	–	–	–	$10,000
William Baumel	$10,000	–	–	–	$10,000

(1)	At August 31, 2012, each director had the following aggregate number of stock option awards outstanding: Mr. Ryan 665,000, Mr. Polanen 200,000 shares, Mr. van Hedel 225,180 shares, and Mr. Baumel 50,000 shares.

Effective July 1, 2010, each of the Company’s non-employee directors receive cash compensation in the form of an annual retainer of $15,000, payable quarterly. EdgeWave reimburses its non-employee directors for their reasonable expenses incurred in attending meetings of the Board of Directors and committees of the Board of Directors. Effective January 15, 2009, Mr. Ryan, whom is the Chairman of the Board of Directors, is not entitled to any Board of Directors fees.

Executive Officers

The following table sets forth information regarding our executive officers as of August 31, 2012:

Name	Age	Positions
Louis E. Ryan	57	Chief Executive Officer and Chairman of the Board of Directors
David D. Maquera	50	President
Thalia Gietzen	50	Vice President of Finance
Timothy Steele	53	Senior Vice President of Worldwide Sales

For a discussion of Mr. Ryan’s biographical information, see “Board of Directors” section above.

David D. Maquera, age 50, is currently serving as President, effective February 2, 2012. Prior to this appointment, Mr. Maquera was the Chief Strategy Officer and Senior Vice President of Clearwire, where he led corporate initiatives that produced strategic partnerships and funding opportunities. Earlier in his career, Mr. Maquera also led and performed strategic analysis and planning for senior management of large international clients at McKinsey & Company.

Thalia Gietzen, age 50, is currently serving as Vice President of Finance effective June 1, 2009. Thalia Gietzen joined the Company in December 2007 as Corporate Controller. From 1994 to 2007 and prior to joining EdgeWave, Ms. Gietzen served as the CFO at a $20 million telecommunications company.

Timothy Steele, age 53, is currently serving as Senior Vice President of Worldwide Sales, effective July 16, 2012. Prior to this appointment, Mr. Steele served as Chief Revenue Officer for Softrax and prior to that Mr. Steele served as Senior Vice President of Sales for Lumigent, where he was instrumental in their successful acquisition by BeyondTrust, an Internet security company.

Item 11.       Executive Compensation

All compensation information listed below for 2012 includes compensation information for the eight month transition period ended August 31, 2012. Fiscal years ended 2011 and 2010 includes the compensation information for the twelve months ended December 31, 2011 and 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards(*)		Option Awards (*)		Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation		Total
Louis E. Ryan	2012	$248,000	–	–		–		–	–			$248,000
Chief Executive Officer	2011	$309,000	$112,000	$50,000	(2)	–		–	–	$74,000	(3)	$545,000
and Chairman of the Board of Directors (1)	2010	$273,000	$60,000	–		–		–	–	$74,000	(3)	$407,000

David D. Maquera (4)	2012	$145,000	$29,000	$273,000	(5)	–		–	–	$–		$447,000
President

Thalia Gietzen	2012	$145,000	–	–		–		–	–	–		$145,000
Vice President of	2011	$199,000	$14,000	–		$7,000	(7)	–	–	–		$220,000
Finance (6)	2010	$185,000	$15,000	–		–		–	–	–		$200,000

Timothy Steele	2012	$24,000	–	–		$30,000	(9)	–	–	$44,000	(10)	$98,000
Senior Vice President of Worldwide Sales (8)

David Smith	2012	$128,000	–	–		–		–	–	$138,000	(12)	$266,000
Former Senior Vice	2011	$225,000	–	–		–		–	–	$180,000	(13)	$405,000
President of Worldwide Commercial Sales (11)	2010	$38,000	–	$180,000	(14)	–		–	–	$38,000	(15)	$256,000

Bob Crowe	2012	$159,000	–	–		–		–	–	–		$159,000
Vice President	2011	$225,000	–	–		$5,000	(17)	–	–	–		$230,000
of Engineering (16)	2010	$225,000	–	–		$17,000	(18)	–	–	–		$242,000

(*)	Amounts shown here were calculated utilizing the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718 (formerly SFAS No. 123R (revised 2004)), “Compensation—Stock Compensation”. See Note 3 of our consolidated financial statements included in this report regarding the assumptions underlying the valuation of the option grants.
(1)	Mr. Louis E. Ryan was hired as Chief Executive Officer effective January 15, 2009.
(2)	On September 14, 2011, restricted stock grants for 200,000 shares of the Company’s common stock were made to Mr. Ryan pursuant to the 2010 Employee, Director and Consultant Equity Incentive Plan with no Company lapsing forfeiture provision.
(3)	Represents $74,000 in reimbursements for travel and lodging costs between Northern California and San Diego for 2011 and 2010.
(4)	Mr. David D. Maquera was hired as President on February 2, 2012.
(5)	On February 2, 2012, a stock award grant for 700,000 shares of the Company's common stock was granted to Mr. Maquera pursuant to the 2010 Employee, Director and Consultant Equity Incentive Plan with the following vesting schedule (i) If Mr. Maquera's employment is terminated prior to the first anniversary of the date of the grant, all of the shares will be forfeited to the Company; (ii) If Mr. Maquera's employment is terminated on or after the first anniversary of the date of the grant but prior to the second anniversary of the date of the grant, then 75% of the shares will be forfeited to the Company; (iii) If Mr. Maquera's employment is terminated on or after the second anniversary of the date of the grant but prior to the third anniversary of the date of the grant, then 50% of the shares will be forfeited to the Company; (iv) If Mr. Maquera's employment is terminated on or after the third anniversary of the date of the grant but prior to the 4th anniversary of the date of the grant, then 25% of the shares will be forfeited to the Company; (v) If Mr. Maquera is not terminated prior to the fourth anniversary of the date of the grant, then the forfeiture right expires.
(6)	Ms. Gietzen has held the position of VP of Finance since June 1, 2009.
(7)	On August 8, 2011, stock option grants for 50,000 shares of the Company’s common stock were made to Ms. Gietzen at an exercise price of $0.26 per share under the Company’s 2005 Stock Option Plan. The options vest over four years as follows: one-fourth (1/4) of the option vests on the first anniversary of the grant date and the remaining three-fourths (3/4) of the option vests in equal monthly installments from the 13th through the 48th month from the date of the grant.
30

(8)	Mr. Timothy Steele was hired as Senior Vice President of Worldwide Sales effective July16, 2012.
(9)	On July 16, 2012, stock option grants for 250,000 shares of the Company’s common stock were made to Mr. Steele at an exercise price of $0.20 per share under the Company’s 2005 Stock Option Plan. The options vest over four years as follows: one-fourth (1/4) of the option vests on the first anniversary of the grant date and the remaining three-fourths (3/4) of the option vests in equal monthly installments from the 13th through the 48th month from the date of the grant.
(10)	Represents $8,000 in commissions paid in August 2012, reimbursements of $25,000 for relocation fees, and $11,000 for travel and lodging costs between Boston and San Diego.
(11)	Mr. David Smith was hired as Senior Vice President of Worldwide Commercial Sales on October 18, 2010. Mr. Smith resigned on June 29, 2012.
(12)	Represents $102,000 in commissions paid and reimbursements of $36,000 for travel and lodging costs between Utah and San Diego during the eight month transition period ended August 31, 2012, respectively.
(13)	Represents $108,000 in commissions paid in 2011 and reimbursements of $72,000 for travel and lodging costs between Utah and San Diego.
(14)	On December 23, 2010, a stock award grant for 310,250 shares of the Company’s common stock was granted to Mr. Smith pursuant to the 2010 Employee, Director and Consultant Equity Incentive Plan with the following vesting schedule (i) If Mr. Smith’s employment is terminated prior to the first anniversary of the date of the grant, all of the shares will be forfeited to the Company; (ii) If Mr. Smith’s employment is terminated on or after the first anniversary of the date of the grant but prior to the second anniversary of the date of the grant, then 75% of the shares will be forfeited to the Company; (iii) If Mr. Smith’s employment is terminated on or after the second anniversary of the date of the grant but prior to the third anniversary of the date of the grant, then 50% of the shares will be forfeited to the Company; (iv) If Mr. Smith’s employment is terminated on or after the third anniversary of the date of the grant but prior to the 4th anniversary of the date of the grant, then 25% of the shares will be forfeited to the Company; (v) If Mr. Smith is not terminated prior to the fourth anniversary of the date of the grant, then the forfeiture right expires.
(15)	Represents $20,000 in commissions paid in 2010 and reimbursements of $18,000 for travel and lodging costs between Utah and San Diego.
(16)	Mr. Bob Crowe held the position of Vice President of Technical Operations until May 11, 2007. He was then rehired on August 1, 2009 as Vice President of Engineering.
(17)	On August 8, 2011, stock option grants for 35,000 shares of the Company’s common stock were made to Mr. Crowe at an exercise price of $0.26 per share under the Company’s 2005 Stock Option Plan. The options vest over four years as follows: one-fourth (1/4) of the option vests on the first anniversary of the grant date and the remaining three-fourths (3/4) of the option vests in equal monthly installments from the 13th through the 48th month from the date of the grant.
(18)	On May 27, 2010, stock option grants for 50,000 shares of the Company’s common stock were made to Mr. Crowe at an exercise price of $0.34 per share under the Company’s 2005 Stock Option Plan. The options vest over three years as follows: one-third (1/3) of the option vests on the first anniversary of the grant date and the remaining two-thirds (2/3) of the option vests in equal monthly installments from the 13th through the 36th month from the date of the grant.

LOUIS E. RYAN EMPLOYMENT AGREEMENT

The Company entered into an Amended and Restated Employment Agreement with Louis E. Ryan, to serve as the Company’s Chief Executive Officer on September 14, 2011 with an effective date of July 1, 2011.

Pursuant to the terms of the Amendment, Mr. Ryan is entitled to receive payments of $14,583 (before deductions made at Mr. Ryan's request, if any, and deductions required by federal, state and local law) twice per month, which is an increase from his previous monthly base salary. Additionally, the Company granted Mr. Ryan 200,000 restricted shares of the Company’s Common Stock out of the Company’s 2010 Employee, Director and Consultant Equity Incentive Plan with no Company lapsing forfeiture right. The Company also agreed to reimburse Mr. Ryan for housing and automobile related expenses in an amount not to exceed five thousand dollars ($5,000) per month pursuant to the Company’s accountable plan. The Employment Agreement has a term of twenty-four (24) months, after which the Mr. Ryan’s employment shall continue on an “at-will” basis (unless the parties enter into a new contract).

In the event that Mr. Ryan is terminated by the Company without “Cause”, resigns for “Good Reason” or is terminated in connection with a Change of Control (as these terms are defined in the Employment Agreement), then Mr. Ryan shall receive from the Company following the date of such termination, with appropriate deductions and withholdings, (i) the Base Salary for the remaining term of the Mr. Ryan’s Employment Agreement, but no less than for a period of twelve (12) months from the date of termination payable semi-monthly in accordance with the Company’s regular payroll practices, (ii) COBRA premium until the earlier of the expiration of the severance period or until Mr. Ryan finds another job that provides at least substantially similar health insurance, and (iii) the acceleration by twelve (12) months of Mr. Ryan’s unvested stock options.

In the event that Mr. Ryan is terminated by the Company for failing to achieve performance targets set by the Company, then Mr. Ryan shall receive from the Company following the date of such termination, with appropriate deductions and withholdings, (i) the Base Salary for a period of six (6) months from the date of termination payable semi-monthly in accordance with the Company’s regular payroll practices, (ii) COBRA premium until the earlier of the expiration of the six months severance period or until Mr. Ryan finds another job that provides at least substantially similar health insurance, and (iii) the acceleration by six (6) months of Mr. Ryan’s unvested stock options.

Mr. Ryan has been a Board Member since July 2006 and currently serves as the Chairman of the Board of Directors.

DAVID D. MAQUERA EMPLOYMENT AGREEMENT

The Company entered into an Employment Agreement with David D. Maquera, to serve as the Company’s President on February 2, 2012.

Pursuant to the terms of the Employment Agreement, Mr. Maquera is entitled to receive semi-monthly payments of $10,417 (before deductions made at Mr. Maquera's request, if any, and for deductions required by federal, state and local law) twice per month, which equates to an annualized amount of $250,000. Additionally, Mr. Maquera is entitled to receive a quarterly performance bonus of up to $37,500 per quarter based on achieving specific performance targets to be established by the Board of Directors and set forth in the variable compensation plan. Additionally, the Company also granted Mr. Maquera 700,000 restricted shares of the Company’s Common Stock out of the Company’s 2010 Employee, Director and Consultant Equity Incentive Plan (the “Plan”) at a per share purchase price of $0.01. The grant of the restricted shares is subject to following vesting schedule (i) If Mr. Maquera's employment is terminated prior to the first anniversary of the date of the grant, all of the shares will be forfeited to the Company; (ii) If Mr. Maquera's employment is terminated on or after the first anniversary of the date of the grant but prior to the second anniversary of the date of the grant, then 75% of the shares will be forfeited to the Company; (iii) If Mr. Maquera's employment is terminated on or after the second anniversary of the date of the grant but prior to the third anniversary of the date of the grant, then 50% of the shares will be forfeited to the Company; (iv) If Mr. Maquera's employment is terminated on or after the third anniversary of the date of the grant but prior to the 4th anniversary of the date of the grant, then 25% of the shares will be forfeited to the Company; (v) If Mr. Maquera is not terminated prior to the fourth anniversary of the date of the grant, then the forfeiture right expires. Mr. Maquera’s employment is on an “at-will” basis and not for any specific time period, although if he is terminated without cause, as “cause” is defined in the Offer Letter, then Mr. Maquera’s “unvested” restricted stock awards will accelerate by 50% and “vest” immediately upon the later date of the Change of Control or resignation for “Good Reason” and the date the Release Agreement is signed and becomes effective.

THALIA GIETZEN EMPLOYMENT AGREEMENT

On July 9, 2009, the Company and Thalia Gietzen entered into an Employment Agreement, amended on March 24, 2011, with an effective date of April 1, 2011. Under the terms of the Employment Agreement, Ms. Gietzen serves as Vice President of Finance with an effective date of June 1, 2009.

Pursuant to the terms of the Employment Agreement, Ms. Gietzen is entitled to receive semi-monthly payments of $8,541.67 (before deductions made at Employee’s request, if any, and for deductions required by federal, state and local law). Additionally, as part of Ms. Gietzen’s original employment agreement, the Company granted Ms. Gietzen 100,000 non-qualified stock options under the Company’s 2005 Stock Option Plan to vest in equal installments of 1/36 per month over three years starting on the date of the grant. Ms. Gietzen’s employment is on an “at-will” basis and not for any specific time period, although if she is terminated without cause, as “cause” is defined in the Offer Letter, then Ms. Gietzen is entitled to receive three (3) months severance.

TIMOTHY STEELE EMPLOYMENT AGREEMENT

The Company entered into an Employment Agreement with Timothy Steele, to serve as the Company’s Senior Vice President of Worldwide Sales on July 6, 2012 with an effective date of July 16, 2012.

Pursuant to the terms of the Agreement, Mr. Steele is entitled to receive semi-monthly payments of $7,916.67 (before deductions made at Employee's request, if any, and for deductions required by federal, state and local law). Additionally, Mr. Steele is entitled to receive monthly commission on sales based on the terms and conditions of the 2012 - 2013 Sales Variable (Commission) Compensation Plan established by the Board of Directors. The Company will also grant Mr. Steele 250,000 non-qualified stock options to vest over a four (4) year period with one fourth (1/4) vesting on the first anniversary of the date of the grant and the remaining three fourths (3/4) vesting over the remaining three (3) years on a monthly basis until such shares are vested in full.

In the event that Mr. Steele resigns for “Good Reason” or in the event of a Change of Control, any “unvested” options will accelerate by 50% and “vest” immediately upon the later date of the Change of Control or resignation for “Good Reason” and the date the Release Agreement is signed and becomes effective. Mr. Steele’s employment is on an “at-will” basis and not for any specific time period.

OUTSTANDING EQUITY AWARDS VALUE AT AUGUST 31, 2012 TABLE

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested
Louis E. Ryan	165,000	(1)	–	$0.15		04/02/2019	–		–
Chief Executive	86,041	(2)	13,959	$0.20		01/19/2020
Officer and Chairman of the	50,000	(1)	–	$0.20		07/09/2019
Board of Directors	175,000	(2)	–	$0.25	(3)	11/12/2017
	25,000	(2)	–	$0.25	(3)	07/23/2017
	100,000	(2)	–	$0.25	(3)	08/19/2018
	50,000	(2)	–	$0.25	(3)	09/07/2016

Thalia Gietzen	17,766	(2)	2,234	$0.16		12/17/2019	–		–
Vice President of Finance	15,000	(2)	–	$0.25	(3)	01/16/2018
	100,000	(1)	–	$0.20		07/09/2019
	15,000	(2)	–	$0.25	(3)	08/21/2018
	12,500	(2)	37,500	$0.26		08/08/2021

David D. Maquera President	–		–	–		–	700,000	(4)	$210,000	(5)

Timothy Steele Senior Vice President of Worldwide Sales	–		250,000	$0.20	(6)	7/16/2022	–		–

(1)	Options vest in equal installments of 1/36 per month over a three (3) year period, starting on the date of the grant, and until such options are vested in full.
(2)	Options vest over three years as follows: one-third (1/3) of the option vests on the first anniversary of the grant date and the remaining two-thirds (2/3) of the option vests in equal monthly installments from the 13th through the 36th month from the date of the grant.
(3)	On February 9, 2009, the Board of Directors of the Company approved an amendment reducing the exercise price of the amended option grants to $0.25, which was the closing fair market price of the Company’s common stock on February 10, 2009. The intention of the Board of Directors in approving the amendment was to reestablish the incentive and retentive value of the amended stock options. See Note 2 of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 regarding the assumptions underlying the valuation of these option grants under SFAS 123R.
(4)	The stock awards were granted pursuant to the 2010 Employee, Director and Consultant Equity Incentive Plan with the following vesting schedule (i) If Mr. Maquera's employment is terminated prior to the first anniversary of the date of the grant, all of the shares will be forfeited to the Company; (ii) If Mr. Maquera's employment is terminated on or after the first anniversary of the date of the grant but prior to the second anniversary of the date of the grant, then 75% of the shares will be forfeited to the Company; (iii) If Mr. Maquera's employment is terminated on or after the second anniversary of the date of the grant but prior to the third anniversary of the date of the grant, then 50% of the shares will be forfeited to the Company; (iv) If Mr. Maquera's employment is terminated on or after the third anniversary of the date of the grant but prior to the 4th anniversary of the date of the grant, then 25% of the shares will be forfeited to the Company; (v) If Mr. Maquera is not terminated prior to the fourth anniversary of the date of the grant, then the forfeiture right expires.
(5)	The amount shown here was calculated utilizing the provisions of ASC 718 using the grant date fair value of $0.30 per share.
(6)	On July 16, 2012, stock option grants for 250,000 shares of the Company’s common stock were made to Mr. Steele at an exercise price of $0.20 per share under the Company’s 2005 Stock Option Plan. The options vest over four years as follows: one-fourth (1/4) of the option vests on the first anniversary of the grant date and the remaining three-fourths (3/4) of the option vests in equal monthly installments from the 13th through the 48th month from the date of the grant.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company’s common stock as of October 31, 2012 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

***

	Beneficial Ownership (1)
Directors And Executive Officers	Number of Shares	Percent of Total
Humphrey Polanen (2)	632,020	3.07%
Bart van Hedel (3)	3,540,390	17.19%
Louis E. Ryan (4)	3,212,489	15.59%
William Baumel (5)	3,460,710	9.99%
David D. Maquera (6)	700,000	3.40%
Thalia Gietzen (7)	169,270	– *
Timothy Steele	–	– *
All executive officers and directors as a group (7 persons)	11,714,879	56.87%

Principal Stockholders
ATA Management II, LLC (8)	5,612,925	9.99%
RWI Ventures II, L.P. (9)	3,373,210	9.99%
John Jones (10)	905,038	4.39%

*	Less than one percent.

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. In computing the number of shares and percentage ownership beneficially owned by a stockholder, shares of common stock subject to options, warrants or convertible notes that are exercisable or convertible currently or within 60 days of October 31, 2012 are deemed outstanding. This table is based upon information supplied to the Company by its officers, directors and principal stockholders and Schedules 13D and 13G filed by our principal stockholders with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes, based on information supplied by the stockholders, that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 17,137,015 shares outstanding on October 31, 2012, as adjusted pursuant to Rule 13d-3 promulgated by the SEC.
(2)	Number of shares includes 433,409 shares of common stock and 198,611 shares underlying options to purchase common stock. The business address for Mr. Polanen is 200 Town and Country Village, Palo Alto, California 94301.
(3)	Number of shares includes 4,197 shares held in Mr. van Hedel’s name, 2,591,962 shares of common stock held in trust by Stichting Trustee Ai-Investments for Perennial Investments B.V., BeeBird Corporate Finance C.V. and others, 720,440 shares of common stock held by Beebird Corporate Finance C.V, and 223,791 shares of underlying options to purchase common stock. Of the 2,591,962 shares of common stock held in the name of Stichting Trustee Ai-Investments, Mr. van Hedel disclaims beneficial ownership of 1,045,676 shares of common stock. Of the 720,440 shares of common stock held by Beebird Corporate Finance C.V, an entity indirectly owned and controlled by Mr. van Hedel, Mr. van Hedel disclaims beneficial ownership of 702,582 shares of common stock. Mr. van Hedel is a board member for Stichting Trustee Ai-Investments and managing director for Perennial Investments B.V. The business address for Mr. van Hedel is Dijsselhofplantsoen 14, 1077 BL, Amsterdam, The Netherlands.
(4)	Number of shares includes 2,550,281 shares of common stock and 662,208 shares underlying options to purchase common stock.
(5)	Number of shares includes 37,500 shares of common stock beneficially owned by Mr. Baumel through the William & Jill Baumel Trust U/A DTD 10/02/2001, William R. Baumel & Jill M. Baumel TTEE, for which Mr. Baumel claims beneficial ownership and 50,000 shares underlying options to purchase common stock. In addition, the number of shares includes 3,373,210 shares of common stock beneficially owned by RWI Ventures II, L.P., over which Mr. Baumel shares voting and investment control in his capacity as co-managing member of its general partner, RWI Ventures II Management LLC. The 3,373,210 shares are comprised of: 718,357 shares of common stock, warrants to purchase up to 69,976 shares of common stock at an exercise price of $1.10 per share which are immediately exercisable and expire on August 2, 2014, and convertible notes which are convertible into 2,584,877 shares of common stock based on a conversion price of $0.70 per share. The convertible notes and warrants are reduced for purposes of beneficial ownership calculation in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934 and are not convertible or exercisable to the extent the number of shares of common stock to be issued pursuant to such conversion or exercise would exceed, when aggregated with all other shares of common stock beneficially owned by the holder at such time, 9.99% of the then issued and outstanding shares of our common stock per the secured subordinated convertible note agreement between RWI Ventures II, L.P. and EdgeWave, Inc. The holders of the convertible notes and warrants may waive this ownership limitation upon 61 days prior notice to us. Mr. Baumel disclaims beneficial ownership of the 3,373,210 shares of common stock owned by RWI Ventures II, L.P. except to the extent of his pecuniary interest therein.
34

(6)	Shares are subject to forfeiture rights which lapses over a four year period.
(7)	Number of shares includes 2,604 shares of common stock and 166,666 shares underlying options to purchase common stock.
(8)	The reported securities are beneficially owned directly by ATA Management II, LLC, the general partner of ATA Ventures II, ATA Affiliates II and ATA Investment II, and may be deemed to have sole power to vote and sole power to dispose of shares of the issuer directly owned by ATA Ventures II, ATA Affiliates II and ATA Investment II. ATA Management II, LLC disclaims beneficial ownership of the reported securities except to the extent of their respective pecuniary interest therein. The number of shares are comprised of: 1,235,199 shares of common stock which is comprised of 1,213,452 shares of common stock held by ATA Ventures II, L.P., 18,122 shares of common stock held by ATA Affiliates Fund II, L.P., and 3,625 shares of common stock held by ATA Investment Fund II, L.P. In addition, the number of shares includes warrants to purchase up to 120,282 shares of common stock at an exercise price of $1.10 per share which are immediately exercisable and expire on August 2, 2014, and convertible notes which are convertible into 4,257,444 shares of common stock based on a conversion price of $0.70 per share. The convertible notes and warrants are reduced for purposes of beneficial ownership calculation in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934 and warrants are not convertible or exercisable to the extent the number of shares of common stock to be issued pursuant to such conversion or exercise would exceed, when aggregated with all other shares of common stock beneficially owned by the holder at such time, 9.99% of the then issued and outstanding shares of our common stock per the secured subordinated convertible note agreement between ATA Management II, LLC and EdgeWave, Inc. The holders of the convertible notes and warrants may waive this ownership limitation upon 61 days prior notice to us. The business address for ATA Management II, LLC is 203 Redwood Shores Parkway #550, Redwood City, CA 94065.
(9)	The reported securities are beneficially owned directly by RWI Ventures II, L.P., and indirectly by RWI Ventures II Management LLC, as general partner of RWI Ventures II, L.P., and William R. Baumel and Mark J. Foley, as co-managing members of RWI Ventures II Management LLC. RWI Ventures II Management LLC and each of Messrs. Baumel and Foley disclaim beneficial ownership of the reported securities except to the extent of their respective pecuniary interest therein. The number of shares are comprised of: 718,357 shares of common stock, warrants to purchase up to 69,976 shares of common stock at an exercise price of $1.10 per share which are immediately exercisable and expire on August 2, 2014, and convertible notes which are convertible into 2,584,877 shares of common stock based on a conversion price of $0.70 per share. The convertible notes and warrants are reduced for purposes of beneficial ownership calculation in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934 and are not convertible or exercisable to the extent the number of shares of common stock to be issued pursuant to such conversion or exercise would exceed, when aggregated with all other shares of common stock beneficially owned by the holder at such time, 9.99% of the then issued and outstanding shares of our common stock per the secured subordinated convertible note agreement between RWI Ventures II, L.P. and EdgeWave, Inc. The holders of the convertible notes and warrants may waive this ownership limitation upon 61 days prior notice to us. The business address for RWI Ventures II, L.P. is 900 E. Hamilton Avenue, Suite 100, Campbell, CA 95008.
(10)	Mr. Jones was the Company’s President and Chief Executive Officer from July 27, 2006 until November 1, 2006. The number of shares provided is based on the latest information available to us.

SECTION  16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the eight month transition period ended August 31, 2012, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

Certain Related-Person Transactions

On December 5, 2011, the Company entered into the 2011 Purchase Agreement pursuant to which the Company issued convertible notes payable in the amount of $4.5 million (“2011 Convertible Notes”) to ATA Affiliates Fund II, L.P., ATA Investment Fund II, L.P., ATA Ventures II, L.P., and RWI Ventures II, L.P. (collectively, the “Investors”). Approximately $3.0 million of the total gross proceeds from the 2011 Convertible Notes was used to retire previous convertible notes with the Investors. The 2011 Convertible Notes bear interest at the rate of 7.00% per annum with accrued interest and principal due and payable on the maturity date of December 4, 2015. The Investors may convert the 2011 Convertible Notes in whole or in part at any time prior to the maturity date into shares of Common Stock of the Company at a conversion price of $0.70. Following the occurrence of any period of 60 consecutive trading days where the average closing price of the Common Stock of the Company is equal to or greater than $1.00 per share, the entire unpaid principal amount of the 2011 Convertible Notes together with any unpaid interest shall be converted into Common Stock of the Company at the conversion price of $0.70.

The obligations represented by the 2011 Convertible Notes are secured by a security interest in the assets of the Company, subordinated to the Silicon Valley Bank and Partners for Growth III, L.P. loan agreements. Upon the occurrence of any event of default, the Investors of the 2011 Convertible Notes may elect to call the principal amount, plus all accrued but unpaid interest on the 2011 Convertible Notes then outstanding, immediately due and payable.

The terms of the 2011 Convertible Notes also provided that in the event that prior to December 5, 2012, the Company issued a new Note (or Notes) for an aggregate consideration in excess of $25,000 with a conversion price less than the current conversion price of the 2011 Convertible Notes, then going forward the conversion price of the portion of the 2011 Convertible Notes that had not previously been converted into equity securities would automatically be reduced to the new Note conversion rate. On March 29, 2012, the terms of the 2011 Convertible Notes were amended, effective as of the original issuance date of the 2011 Convertible Notes, to eliminate the above referenced conversion price adjustment provision and to include a provision that restricts that Company from issuing a new convertible note or series of new convertible notes with a conversion rate less than the then current conversion rate of the 2011 Convertible Notes prior to December 5, 2012.

As of August 31, 2012 the balance on the Notes totaled $4.8 million, which includes approximately $263,000 of accrued interest. The largest aggregate amount of principal outstanding during the eight month transition period ended August 31, 2012 was $4.8 million. No principal or interest was paid during the previously mentioned period.

Item 14.       Principal Accountant Fees and Services

In connection with the audit of the eight month transition period ended August 31, 2012 financial statements, the Company entered into an engagement agreement with Squar which sets forth the terms by which Squar will perform audit services for the Company. That agreement is subject to alternative dispute resolution procedures.

The eight month transition period ended August 31, 2012 and the fiscal years ended December 31, 2011 and 2010 fees listed in the table below under Audit Fees represent fees billed by Squar for services provided to the Company in connection with the audits of our financial statements for the eight month transition period ended August 31, 2012 and for the fiscal years ended December 31, 2011 and 2010, reviews of the financial statements included in each of our quarterly reports on Form 10Q, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements during those years. Audit-Related Fees listed in the table below for the eight month transition period ended August 31, 2012 and the fiscal years ended December 31, 2011 and 2010 represent fees billed by Squar for services provided to the Company in connection with audits of the Company’s 401(k) Plan for the year ended December 31, 2011, 2010, and 2009. Other fees listed in the table below represent services provided for SSAE No. 16 work performed.

	Eight Months Ended (in thousands)	Fiscal Year Ended (in thousands)
	2012	2011	2010
Audit Fees	$104	$117	$131
Audit-related Fees	8	8	8
Tax Fees	–	–	–
All Other Fees	20	–	–

Total Fees	$132	$125	$139

All fees described above related to engagement of the Company’s Independent Registered Public Accounting Firm were approved by the Audit Committee or the Board of Directors.

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee has adopted policies and procedures for the pre-approval of audit and non-audit services rendered by our independent auditor, Squar. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

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
37

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
10.3 10.4

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
38

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

10.23	Eleventh Amendment to Loan and Security Agreement between EdgeWave, Inc. and Silicon Valley Bank dated April 30, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2012).

10.24	Employment agreement between EdgeWave, Inc. and Timothy Steele executed June 29, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2012).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

39

EDGEWAVE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

EdgeWave, Inc.

We have audited the accompanying consolidated balance sheets of EdgeWave, Inc. (formerly St. Bernard Software, Inc.) and subsidiaries as of August 31, 2012, December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the eight month period ended August 31, 2012 and for the years ended December 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EdgeWave, Inc. and subsidiaries as of August, 31, 2012, December 31, 2011 and 2010, and the results of their operations and their cash flows for the eight month period ended August 31, 2012 and for the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California

November 13, 2012

 EdgeWave, Inc.

 Consolidated Balance Sheets

	August 31, 2012	December 31, 2011	December 31, 2010

Assets

Current Assets
Cash and cash equivalents	$1,779,000	$2,609,000	$2,610,000
Accounts receivable - net of allowance for doubtful accounts of $10,000, $25,000 and $30,000 as of August 31, 2012, December 31, 2011, and 2010, respectively	2,784,000	4,097,000	3,669,000
Inventories - net	642,000	647,000	698,000
Prepaid expenses and other current assets	923,000	755,000	932,000

Total current assets	6,128,000	8,108,000	7,909,000

Fixed Assets - Net	698,000	660,000	492,000

Prepaid Expenses, Net of Current Portion	397,000	–	–

Goodwill	8,279,000	8,279,000	8,279,000

Other Intangible Assets - Net	373,000	459,000	587,000

Other Assets	447,000	97,000	393,000

Total Assets	$16,322,000	$17,603,000	$17,660,000

Liabilities and Stockholders’ Deficit

Current Liabilities
Line of credit	$1,700,000	$1,700,000	$–
Term loans, current portion	900,000	158,000	400,000
Accounts payable	743,000	1,370,000	1,133,000
Accrued compensation	1,111,000	1,169,000	1,526,000
Accrued expenses and other current liabilities	645,000	560,000	752,000
Warranty liability	169,000	186,000	210,000
Capitalized lease obligation, current portion	38,000	37,000	–
Deferred revenue, current portion	11,322,000	10,547,000	11,038,000

Total current liabilities	16,628,000	15,727,000	15,059,000

Convertible Notes Payable	3,585,000	3,127,000	2,144,000

Convertible Notes Payable - Related Party	1,789,000	1,709,000	1,070,000

Term Loans, Net of Current Portion	783,000	400,000	58,000

Deferred Rent	299,000	302,000	–

Capitalized Lease Obligations, Less Current Portion	121,000	146,000	–

Deferred Revenue	11,659,000	11,651,000	10,617,000

Total liabilities	34,864,000	33,062,000	28,948,000

Stockholders’ Deficit
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	–	–	–
Common stock, $0.01 par value; 50,000,000 shares authorized; 17,137,015, 17,019,736, and 16,093,135 shares issued and outstanding at August 31, 2012 and at December 31, 2011 and 2010, respectively	166,000	166,000	158,000
Additional paid-in capital	42,373,000	42,228,000	41,818,000
Accumulated deficit	(61,081,000)	(57,853,000)	(53,264,000)

Total stockholders’ deficit	(18,542,000)	(15,459,000)	(11,288,000)

Total Liabilities and Stockholders’ Deficit	$16,322,000	$17,603,000	$17,660,000

 See accompanying notes

             EdgeWave, Inc.

             Consolidated Statements of Operations

	Eight Months Ended August 31,		Years Ended December 31,
	2012	2011	2011	2010
		(Unaudited)
Revenues
Subscription	$9,268,000	$9,757,000	$14,418,000	$14,252,000
Appliance	2,033,000	2,205,000	3,623,000	3,763,000
License	–	4,000	4,000	56,000
Total Revenues	11,301,000	11,966,000	18,045,000	18,071,000

Cost of Revenues
Subscription	1,963,000	1,976,000	2,971,000	2,259,000
Appliance	1,359,000	1,493,000	2,370,000	2,572,000
License	–	2,000	2,000	14,000
Total Cost of Revenues	3,322,000	3,471,000	5,343,000	4,845,000

Gross Profit	7,979,000	8,495,000	12,702,000	13,226,000

Operating Expenses
Sales and marketing	5,362,000	5,894,000	8,525,000	7,629,000
Research and development	3,027,000	3,481,000	5,040,000	4,325,000
General and administrative	2,475,000	2,383,000	3,649,000	4,539,000
Total Operating Expenses	10,864,000	11,758,000	17,214,000	16,493,000
Loss from Operations	(2,885,000)	(3,263,000)	(4,512,000)	(3,267,000)
Other Expense (Income)
Interest expense - net	389,000	148,000	263,000	174,000
Loss on sale of assets	–	–	–	29,000
Other expense (income)	(57,000)	(86,000)	(193,000)	101,000
Total Other Expense	332,000	62,000	70,000	304,000
Loss Before Income Taxes	(3,217,000)	(3,325,000)	(4,582,000)	(3,571,000)

Income tax expense	11,000	–	7,000	3,000
Net Loss	$(3,228,000)	$(3,325,000)	$(4,589,000)	$(3,574,000)
Loss Per Common Share - Basic and Diluted	$(0.19)	$(0.20)	$(0.28)	$(0.25)
Weighted Average Shares Outstanding - Basic and Diluted	17,051,789	16,480,229	16,607,093	14,423,295

See accompanying notes

 EdgeWave, Inc.

 Consolidated Statements of Stockholders' Deficit

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2009	13,319,991	$132,000	$40,774,000	$(49,690,000)	$(8,784,000)
Common stock issued under the employee stock purchase plan	139,886	1,000	25,000	–	26,000
Common stock issued for the exercise of employee stock options	216,986	1,000	48,000	–	49,000
Common stock issued in connection with asset purchase agreement	2,416,272	24,000	797,000	–	821,000
Stock-based compensation expense	–	–	174,000	–	174,000
Net loss	–	–	–	(3,574,000)	(3,574,000)
Balance at December 31, 2010	16,093,135	158,000	41,818,000	(53,264,000)	(11,288,000)
Common stock issued under the employee stock purchase plan	267,374	2,000	65,000	–	67,000
Common stock issued for the exercise of employee stock options	659,227	6,000	101,000	–	107,000
Stock-based compensation expense	–	–	244,000	–	244,000
Net loss	–	–	–	(4,589,000)	(4,589,000)
Balance at December 31, 2011	17,019,736	166,000	42,228,000	(57,853,000)	(15,459,000)
Common stock issued under the employee stock purchase plan	111,773	–	19,000	–	19,000
Common stock issued for the exercise of employee stock options	5,506	–	1,000	–	1,000
Value of warrants issued in connection with Partners for Growth III, L.P loan agreement	–	–	2,000	–	2,000
Stock-based compensation expense	–	–	123,000	–	123,000
Net loss	–	–	–	(3,228,000)	(3,228,000)
Balance at August 31, 2012	17,137,015	$166,000	$42,373,000	$(61,081,000)	$(18,542,000)

 See accompanying notes

               EdgeWave, Inc.

               Consolidated Statements of Cash Flows

	Eight Months Ended August 31,		Years Ended December 31,
	2012	2011	2011	2010
		(Unaudited)
Cash Flows From Operating Activities
Net loss	$(3,228,000)	$(3,325,000)	(4,589,000)	(3,574,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	285,000	463,000	625,000	476,000
Allowance for doubtful accounts	(15,000)	(10,000)	(5,000)	17,000
Loss (gain) on change in fair value of warrant derivative liability	(57,000)	(85,000)	(58,000)	101,000
Loss on sale of assets	–	–	–	29,000
Stock-based compensation expense	123,000	130,000	244,000	174,000
Noncash interest expense	238,000	63,000	113,000	76,000
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	1,328,000	378,000	(423,000)	(441,000)
Inventories	5,000	234,000	51,000	(408,000)
Prepaid expenses and other assets	(915,000)	539,000	473,000	(904,000)
Accounts payable	(627,000)	(538,000)	237,000	(104,000)
Accrued expenses and other current liabilities	116,000	136,000	(132,000)	(2,000)
Accrued compensation	(58,000)	(362,000)	(357,000)	692,000
Warranty liability	(16,000)	(17,000)	(25,000)	18,000
Deferred rent	21,000	–	302,000	–
Deferred revenue	784,000	94,000	542,000	2,761,000
Net cash used in operating activities	(2,016,000)	(2,300,000)	(3,002,000)	(1,089,000)
Cash Flows From Investing Activities
Acquisition, net of cash acquired	–	–	–	(66,000)
Purchases of fixed assets	(237,000)	(311,000)	(448,000)	(125,000)
Net cash used by investing activities	(237,000)	(311,000)	(448,000)	(191,000)
Cash Flows From Financing Activities
Proceeds from convertible notes issued	300,000	–	4,500,000	3,175,000
Repayment of convertible notes payable	–	–	(2,991,000)	–
Proceeds from stock option exercises	1,000	100,000	107,000	49,000
Warrants issued in connection with Partners for Growth III, L.P loan agreement	2,000	–	–	–
Proceeds from the sales of stock under the employee stock purchase plan	19,000	65,000	67,000	26,000
Principal payments on capitalized lease obligations	(24,000)	(22,000)	(34,000)	(22,000)
Principal payments on term loans	(375,000)	(66,000)	(100,000)	(42,000)
Proceeds from term loans	1,500,000	200,000	200,000	500,000
Net increase (decrease) on line of credit	–	1,200,000	1,700,000	(2,250,000)
Net cash provided by financing activities	1,423,000	1,477,000	3,449,000	1,436,000
Net (Decrease) Increase in Cash and Cash Equivalents	(830,000)	(1,134,000)	(1,000)	156,000
Cash and Cash Equivalents at Beginning of Period	2,609,000	2,610,000	2,610,000	2,454,000
Cash and Cash Equivalents at End of Period	$1,779,000	$1,476,000	$2,609,000	$2,610,000
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$55,000	$56,000	$110,000	$80,000
Income taxes	$8,000	$–	$8,000	$2,000
Non Cash Investing and Financing Activities:
Furniture acquired pursuant to capital lease	$–	$217,000	$217,000	$–

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

Change in fiscal year end

On August 30, 2012, the Board of Directors of the Company approved a change in the Company’s fiscal year end from December 31 to August 31, effective August 31, 2012. As a result of this change, the Company’s 2012 fiscal year ended on August 31, 2012, and the Company is filing its transition report on this Form 10-K for the eight-month period from January 1, 2012 to August 31, 2012. The Company’s next fiscal year will end on August 31, 2013.

On September 5, 2012, the Company filed a Form 15 with the Securities and Exchange Commission (SEC) to voluntarily deregister its common stock and suspend its reporting obligations with the SEC. This Form 10-K and the accompanying audited financial statements for the eight month transition period ended August 31, 2012 will be the Company’s last filing with the SEC. The Form 15 is expected to become effective no later than 90 days after the filing of the Form.

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

Basic and diluted loss per common share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted loss per common share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible debt using the if-converted method. In computing diluted loss per common share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted loss per common share excludes all dilutive potential shares if their effect is anti-dilutive. As of August 31, 2012, December 31, 2011 and 2010, the Company had 5,539,808, 4,834,312 and 5,139,985 potentially dilutive securities outstanding, respectively, that were not included in the calculation of dilutive loss per share as their effect would have been anti-dilutive.

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

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, line of credit, term loans, capital lease agreements, and warrant liability. The fair values of cash and cash equivalents, accounts receivables, accounts payable, and accrued expenses approximate their respective carrying values due to short-term maturities of these instruments. The fair value of the Company’s obligations under its line of credit, term loans, convertible debt, and capital leases approximates their carrying value as the stated interest rates of these instruments reflect rates which are otherwise currently available to the Company. The estimated fair value of warrant instruments classified as liabilities is measured at each reporting period, and the corresponding change in fair value is recorded in current earnings (See Notes 10 and 11).

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk.

Certain freestanding warrants issued by the Company in connection with the issuance or sale of debt and equity instruments are considered to be derivative instruments, and are evaluated to determine whether the fair value of the warrants issued are required to be classified as equity or as a derivative liability and the corresponding change in fair value is recorded in earnings.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of computer hardware which is categorized as finished goods. At August 31, 2012 and for the fiscal years ended December 31, 2011 and 2010, the Company has provided a reserve for obsolete inventory of approximately $17,000, $20,000 and $25,000, respectively.

Research and development

The Company’s research and development expenses include payroll, employee benefits, stock-based compensation, offshore development and other head-count related costs associated with product development and are expensed as incurred. Research and development costs totaled approximately $3.0 million, $5.0 million, and $4.3 million during the eight month transition period ended August 31, 2012 and for the fiscal years ended December 31, 2011 and 2010, respectively.

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

Goodwill

The Company accounts for goodwill in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 350-20, “Intangibles - Goodwill and Other - Goodwill”.  The Company tests goodwill for potential impairment annually, or more frequently if it determines that events or circumstances may indicate that impairment has occurred. The impairment test consists of a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is unnecessary.  If the carrying value of goodwill is greater than the fair value of the reporting unit, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

During August 2012, the Company early adopted FASB Accounting Standards Update (“ASU”) No. 2012-02 – “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”)”. The revised standard is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendment allows an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangible Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The Company has determined based upon qualitative factors that it is not required to perform a quantitative impairment test calculating the fair value of an indefinite-lived intangible asset because it was not “more likely than not” that the asset was impaired in accordance to Subtopic 350-30, Intangibles—Goodwill and Other—General Intangible Other than Goodwill.

In 2011, the Company adopted FASB ASU No. 2010-28 – “Intangibles – Goodwill and Other (“ASU 2010-28”).  The guidance in ASU 2010-28 is applicable for all entities that have recognized goodwill and have one or more reporting units whose carrying value for the purposes of performing Step 1 of the goodwill impairment test is zero or negative.  The amendments in ASU 2010-28 modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if, based on a qualitative assessment,it is determined that it is more likely than not that a goodwill impairment exists. The Company has determined that it has only one reporting unit, and at August 31, 2012 the carrying value of the reporting unit was negative.  Accordingly, in accordance with ASU 2010-28, the Company completed the required qualitative assessment of factors that could indicate the existence of goodwill impairment. Based on this qualitative assessment, the Company concluded that it was more likely than not that there was not any impairment of goodwill, and as such it was necessary to perform the Step 2 goodwill impairment analysis and that there was no goodwill impairment.

Impairment of long-lived assets

The Company accounts for impairment of long-lived assets in accordance with ASC 360-10, “Property, Plant, and Equipment”.  Pursuant to this guidance, long-lived assets held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying amount of an asset is deemed to not be recoverable if the sum of undiscounted expected future cash flows is less than the carrying amount of the asset.  An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. As of the eight months ended August 31, 2012 and for the fiscal years ended December 31, 2011 and 2010, management of the Company concluded there was no impairment of long-lived assets.

Other intangible assets

Other intangible assets consist of technology and intellectual property acquired pursuant to the asset purchase agreement between the Company and Red Condor, Inc. during 2010, which are generally amortized on a straight-line basis over five years. The Company performs an annual review of identified intangible assets to determine if facts and circumstances indicate that the useful life is shorter than it had originally estimated or if there are any indicators of impairment. If indicators of impairment are present, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company accelerates the rate of amortization and amortizes the remaining carrying value over the new shorter useful life.

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

The Company has deferred revenue as of August 31, 2012 relating to contracts that extend to 2020, pursuant to which revenues are expected to be recognized over the following periods:

Fiscal Year Ending August 31,
2013	$11,322,000
2014	5,944,000
2015	4,034,000
2016 and thereafter	1,681,000
Total	$22,981,000

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $789,000, $927,000, and $1.1 million for the eight month transition period ended August 31, 2012 and for the fiscal years ended December 31, 2011 and 2010, respectively.

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

The following table presents the Company's warranty reserve activities:

	Eight Months Ended August 31,	Year Ended December 31,
	2012	2011	2010
Beginning balance	$186,000	$210,000	$192,000
Provisions, net of settlements	(17,000)	(24,000)	18,000
Ending balance	$169,000	$186,000	$210,000

Adopted accounting pronouncements

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”)”. The revised standard is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendment allows an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangible Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. We have elected to early adopt this guidance and it was applied to annual goodwill impairment testing for the transition period for the eight months ended August 31, 2012 conducted during August 2012. This guidance did not have a material effect on our consolidated financial statements.

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

Subsequent events

Management has evaluated events subsequent to August 31, 2012 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

2.     Liquidity

As of August 31, 2012, the Company had approximately $1.8 million in cash and cash equivalents and a working capital deficit of $10.5 million. Approximately $11.3 million of our current liability balance at August 31, 2012 consisted of deferred revenue, which represents amounts that are expected to be amortized into revenue as they are earned in future periods.  For the eight months ended August 31, 2012, the Company incurred a net loss of $3.2 million and as of August 31, 2012 has incurred a cumulative net loss of $61.1 million.  For the eight month transition period ended August 31, 2012, cash used by operating activities was $2.0 million.

As described in Note 7, the Company has an existing credit facility with Silicon Valley Bank (“SVB”) under which there is borrowing availability of $140,000 as of August 31, 2012.

On January 30, 2012, EdgeWave entered into a Loan and Security Agreement (the “PFG Loan Agreement”) with Partners for Growth III, L.P. (“PFG”), pursuant to which PFG provided EdgeWave with a loan in the amount of $1.5 million. On September 11, 2012, the PFG Loan Agreement was amended and PFG provided Edgewave with an additional loan in the amount of $2.0 million (See Note 7). Subsequently, $1.2 million of the $2.0 million loaned from PFG was used to pay off the outstanding credit facility balance with SVB during September 2012.

In the opinion of management, its existing cash resources as of August 31, 2012, proceeds from the September 2012 PFG loan, collections on future billings, significant savings by not being required to file periodic SEC reports and from the legal and auditing expenses associated with these filings and borrowing availability under existing credit facilities will provide sufficient liquidity for the Company to meet its continuing obligations for the next twelve months. However, there can be no assurances that projected collections will be realized or that the Company will improve operating results so that positive cash flow from operating activities will be achieved.  The Company believes that if necessary, they will be able to raise additional needed capital through subsequent debt or equity financing transactions.

3.     Stock-Based Compensation Expense

Share option plans

The Company has three share-based compensation plans (collectively, the “Plans”), which provide for the issuance of options, stock grants, and stock-based awards to employees and others as deemed appropriate by the Board of Directors. Terms of options issued under the Plans generally include an exercise price equal to the estimated fair value of the underlying common stock at the date of grant, vesting periods generally between three and five years, and expiration dates not to exceed ten years from the date of grant. As of August 31, 2012, the Company had 3,800,847 option shares outstanding, of which 700,000 shares of restricted stock are outstanding but unvested under the Plans, and 1,440,392 option shares available for issuance. Stock-based compensation expenses of approximately $123,000, $244,000 and $174,000 for the eight months ended August 31, 2012 and for the fiscal years ended December 31, 2011 and 2010, respectively, were charged to operating expenses. The effect on loss per share as a result of the stock based compensation expense was approximately $0.01 for the eight month transition periods ended August 31, 2012 and for the fiscal years ended December 31, 2011 and 2010. The tax effect was immaterial for all years.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected life of the stock options granted, the expected stock price volatility factor, and the pre-vesting option forfeiture rate. The fair value of options granted during the eight month transition period ended August 31, 2012 and during the fiscal years ended December 31, 2011 and 2010 was calculated using the Black-Scholes option pricing model (“Black-Scholes”) using the valuation assumptions in the table below. The Company estimates the expected life of stock options granted based upon management’s consideration of the historical life of the options and the vesting and contractual period of the options granted. The Company estimates the expected volatility factor based on the weighted average of the historical volatility of three publicly traded surrogates of the Company and the Company’s implied volatility from its common stock price. The Company applies its risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The Company has no history or expectation of paying any cash dividends on its common stock.  Forfeitures are estimated based on historical experience.

	Eight Months Ended August 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Average expected life (years)	6.5	6.5	6.5
Average expected volatility	59.6%	56.8%	50.1%
Average risk-free interest rate	1.9%	2.7%	3.0%
Average expected dividend yield	0	0	0
Forfeiture rate	25.9%	25.9%	25.9%

The following is a summary of stock option activity under the Plans as of August 31, 2012 and changes during the eight month transition period of August 31, 2012 and for the fiscal years ended December 31, 2011 and 2010:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Options outstanding at December 31, 2009	2,455,049	$0.22	8.28	$21,535	–
Granted	1,858,000	$0.35	–	–	$0.23
Exercised	(216,986)	$0.25	–	–	–
Forfeited/Expired	(320,039)	$0.27	–	–	–
Options outstanding at December 31, 2010	3,776,024	$0.28	8.25	$1,142,094	–
Granted	1,028,187	$0.28	–	–	$0.28
Exercised	(381,664)	$0.27	–	–	–
Forfeited/Expired	(952,196)	$0.36	–	–	–
Options outstanding at December 31, 2011	3,470,351	$0.26	7.87	$205,638	–
Granted	732,281	$0.30	–	–	$0.30
Exercised	(5,506)	$0.23	–	–	–
Forfeited/Expired	(396,279)	$0.31	–	–	–
Options outstanding at August 31, 2012	3,800,847	$0.27	7.61	$–	–
Options vested and expected to vest at August 31, 2012	3,384,263	$0.26	7.41	$–	–
Options exercisable at August 31, 2012	2,335,289	$0.25	6.78	$–	–

Additional information regarding options outstanding as of August 31, 2012 is as follows:

Range of Exercise Prices		Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.06	$0.20	1,128,147	7.87	$0.18	726,204	$0.18
$0.22	$0.25	1,168,545	6.06	$0.24	1,056,770	$0.24
$0.26	$0.35	1,042,343	8.51	$0.30	474,758	$0.30
$0.40	$0.70	431,812	8.94	$0.44	64,432	$0.53
$0.82	$0.82	30,000	8.20	$0.82	13,125	$0.82
$0.06	$0.82	3,800,847	7.61	$0.27	2,335,289	$0.25

The aggregate intrinsic value of options outstanding and options exercisable at August 31, 2012 was approximately $0 and $0, respectively. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2011 was approximately $206,000 and $135,000, respectively. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2010 was approximately $1.1 million and $497,000, respectively.

Cash received from stock option exercises during the eight month transition period ended August 31, 2012 and for the fiscal years ended December 31, 2011 and 2010 was approximately $1,000, $107,000, and $49,000, respectively.  As of August 31, 2012, December 31, 2011 and 2010, there was approximately $394,000, $310,000 and $373,000, respectively, of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the option plans. The cost is expected to be recognized over a weighted average period of 2.98, 2.59, and 2.66 years, respectively, for the above mentioned periods.

The following is a summary of restricted stock activity during the eight month transition period ended August 31, 2012 and for the fiscal years ended December 31, 2011 and 2010:

	Number of Shares Outstanding*	Weighted Average Fair Value
Restricted stock unreleased at December 31, 2009	–	$–
Awarded	430,250	$0.63
Released	–	$–
Cancelled	–	$–
Restricted stock unreleased at December 31, 2010	430,250	$0.63
Awarded	200,000	$0.51
Released	(277,563)	$0.64
Cancelled	(100,000)	$0.70
Restricted stock unreleased at December 31, 2011	252,687	$0.64
Awarded	700,000	$0.39
Released	–	$–
Cancelled	(252,687)	$0.63
Restricted stock unreleased at August 31, 2012	700,000	$0.39

* Represents the total amount of restricted stock outstanding but unvested.

The total unrecognized expense on unvested restricted stock was $118,000, which includes estimated forfeitures, as of the eight month transition period ended August 31, 2012.

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

For the eight month transition period ended August 31, 2012 and for the years ended December 31, 2011 and 2010, stock purchases of Common stock under the ESPP were 111,773 shares, 267,374 shares, and 139,886 shares, respectively.  Compensation expense recorded in connection with this plan was immaterial.

Shares available for issuance under the Company’s Employee Stock Purchase Plan are as follows:

Number of Shares
Shares reserved for issuance at December 31, 2009	208,544
Shares issued	(139,886)
Shares reserved for issuance at December 31, 2010	68,658
Shares added	330,000
Shares issued	(267,374)
Shares reserved for issuance at December 31, 2011	131,284
Shares issued	(111,773)
Shares reserved for issuance at August 31, 2012	19,511

4.     Fixed Assets

Fixed assets consisted of the following as of the eight month transition period ended August 31, 2012, and for the fiscal years ended December 31, 2011 and 2010:

	Eight Months Ended August 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Computer equipment	$1,405,000	$1,589,000	$1,348,000
Computer software	84,000	149,000	147,000
Office furniture	275,000	559,000	299,000
Office equipment	55,000	55,000	7,000
Leasehold improvements	123,000	140,000	26,000
	1,942,000	2,492,000	1,827,000
Less accumulated depreciation and amortization	(1,244,000)	(1,832,000)	(1,335,000)
	$698,000	$660,000	$492,000

Depreciation and amortization expense was approximately $198,000, $497,000 and $423,000 for the eight month transition period ended August 31, 2012 and for the fiscal years ended December 31, 2011 and 2010, respectively.

5.     Goodwill and Other Intangible Assets – Net

Goodwill

As of August 31, 2012, December 31, 2011 and 2010, the carrying value of goodwill was approximately $8.3 million which includes additional goodwill in the amount of $711,000 in connection with the asset purchase agreement between the Company and Red Condor during 2010 (See Note 6).  There were no additions, impairments or other adjustments to the carrying value of goodwill recorded during the eight month transition period ended August 31, 2012 and for the fiscal years ended December 31, 2011 and 2010.

Other intangible assets - net

Other intangible assets - net at August 31, 2012, December 31, 2011 and 2010, consisted of technology and intellectual property acquired pursuant to the asset purchase agreement between the Company and Red Condor during 2010, and are amortized on a straight-line basis over five years. There were no impairment charges related to identifiable intangible assets during the eight month transition period ended August 31, 2012 and for the fiscal years ended December 31, 2011 and 2010.

Other intangible assets - net consists of the following as of the eight month transition period ended August 31, 2012 and for the fiscal years ended December 31, 2011 and 2010:

	August 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Beginning balance: other intangible assets	$640,000	$640,000	$640,000
Less: accumulated amortization	(267,000)	(181,000)	(53,000)

Other intangible assets - net	$373,000	$459,000	$587,000

Amortization of intangible assets amounted to $86,000, $128,000 and $53,000 for the eight month transition period ended August 31, 2012 and for the fiscal years ended December 31, 2011 and 2010, respectively.

Future estimated amortization of intangible assets as of August 31, 2012 is as follows:

Fiscal Year Ending August 31,
2013	$128,000
2014	128,000
2015	117,000
Total	$373,000

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

The transaction closed on August 2, 2010 (the “Closing Date”).  On the Closing Date, the Company issued to the Noteholders of Red Condor, 2,416,272 unregistered shares of common stock valued at approximately $821,000, based on the closing price of the Company’s common stock on that date, and the Company agreed to forgive the repayment of a previous advance to Red Condor in the aggregate amount of $220,000.  Of the total shares of common stock issued to the Noteholders, 483,254 shares were being held in escrow for an 18 month period in connection with the Purchaser indemnification provisions of the APA until they were released to these Noteholders from Escrow on February 2, 2012.

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

At August 31, 2012, December 31, 2011 and 2010, the total amount outstanding under the Revolving Line was $1.7 million, $1.7 million, and $0, respectively, and the Company had a remaining borrowing availability of $140,000, $432,000, and $1.7 million, respectively. As of August 31, 2012, December 31, 2011, and 2010, the applicable interest rate for the Revolving Line was 6.00% and interest expense relating to the revolving line was approximately $33,000, $73,000, and $11,000.

Term Loan A

During 2010, the Company received proceeds from Term A in the amount of $300,000 from SVB. Term Loan A has a maturity date of June 30, 2013, at which the entire principal amount is due at maturity. As of August 31, 2012, December 31, 2011 and December 31, 2010, the outstanding principal balance on Term Loan A was $300,000.

The applicable interest rate for Term Loan A is 6.0%. Total interest expense for the eight month transition period ended August 31, 2012 and the fiscal years ended December 31, 2011 and 2010 was $12,000, $18,000, and $8,000, respectively.

Term Loan B

During 2010, the Company received proceeds from Term B in the amount of $200,000 from SVB. Term Loan B had a maturity date of July 20, 2012 with principal payments due in the amount of $8,000 per month. As of August 31, 2012, December 31, 2011 and December 31, 2010, the outstanding principal balance on Term Loan B was $0, $58,000, and $158,000, respectively. Term Loan B was paid off during July 2012.

The applicable interest rate for Term Loan B was 7.5%. Total interest expense for the eight month transition period ended August 31, 2012 and the fiscal years ended December 31, 2011 and 2010 was $1,000, $9,000, and $6,000, respectively.

Term Loan C

During 2011, the Company received proceeds from Term C in the amount of $200,000 from SVB. Term Loan C has a maturity date of December 1, 2013 with principal payments due in the amount of $8,000 per month. As of August 31, 2012, December 31, 2011 and December 31, 2010, the outstanding principal balance on Term Loan B was $133,000, $200,000, and $0, respectively.

The applicable interest rate for Term Loan C is 7.0%. Total interest expense for the eight month transition period ended August 31, 2012 and the fiscal years ended December 31, 2011 and 2010 was $7,000, $6,000, and $0, respectively.

As of August 31, 2012, the Company was in compliance with the covenants under the SVB Loan and Security Agreement, as amended.

Convertible Notes Payable

On August 2, 2010, the Company issued convertible notes (“2010 Convertible Notes) in the amount of $3.2 million pursuant to a Securities Purchase Agreement (“SPA”) with certain note holders of Red Condor. Pursuant to the terms of the SPA, the Company also issued Warrants (“Warrants”) to the Investors to purchase up to a total of 210,111 shares of the Company’s common stock. The 2010 Convertible Notes matured on August 2, 2014. Interest on the outstanding principal balance accrues at a rate of three percent (3.0%) per annum and unpaid accrued interest is added to the balance of the 2010 Convertible Notes. All unpaid principal and interest on the Notes is due and payable at maturity. The Investors may convert the Notes at any time into shares of the Company’s common stock at a fixed conversion price of $1.10. At any time after the issuance date of the Notes and prior to the Maturity Date, following the occurrence of any period of 60 consecutive trading days where the average closing price of the Company’s common stock for such period is equal to or greater than $1.25 per share, the entire unpaid principal amount of the Notes together with any unpaid interest shall be converted into the Company’s common stock at a conversion price of $1.10. The Warrants have an exercise price equal to $1.10 per share, are immediately exercisable and expire on August 2, 2014. The balance of the convertible note as of December 31, 2010 was $3.2 million. The interest expense for the convertible notes, which was added to the principal balance, for the year ended December 31, 2010, was approximately $39,000.

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

As of August 31, 2012 principal and accrued interest on the 2011 Convertible Notes totaled $4.8 million. As of December 31, 2011 principal and accrued interest on the Notes totaled $4.5 million. The combined interest expense recognized during the eight month transition period ended August 31, 2012 on both of the 2010 and 2011 Convertible Notes totaled approximately $238,000. As of December 31, 2011 and 2010 principal and accrued interest on the 2010 Notes totaled $313,000 and $3.2 million, respectively.  Interest expense recognized during 2011 and 2010 on the 2010 and 2011 Convertible Notes totaled $114,000 and $39,000, respectively.

One of the 2010 Convertible Notes in the original principal amount of $300,000 was not repaid in connection with the issuance of the 2011 Convertible Notes and remain outstanding at August 31, 2012.   The interest on the outstanding principal balance on these 2010 Notes accrues at a rate of three percent (3.0%) per annum and accrued interest is added to the balance of the 2010 Note.  All unpaid principal and interest is due and payable at maturity, which is July 30, 2014, and may be converted at any time into shares of the Company’s Common Stock at a fixed conversion price of $1.10. Following the occurrence of any period of 60 consecutive trading days where the average closing price of the Company’s common stock is equal to or greater than $1.25 per share, the entire unpaid principal amount together with any unpaid interest shall be converted into the Company’s Common Stock at a conversion price of $1.10.

As of August 31, 2012, principal and accrued interest on the 2010 Convertible Notes totaled $326,000.

On January 4, 2012 the Company entered into a Purchase Agreement with an investor pursuant to which the Company issued secured subordinated convertible notes in the aggregate original principal amount of $100,000 on terms identical to the 2011 Convertible Notes, as amended. Also, on March 2, 2012 the Company received a principal amount of $200,000 for which the Company has yet to receive a Purchase Agreement with that investor. The Company has been accruing interest on $200,000, which is being added to the principal amount, at a rate of seven percent (7.0%) which is consistent with interest rate terms on the 2011 Convertible Notes, as amended.

Partners for Growth III, L.P. (“PFG”)

On January 30, 2012, the Company entered into a Loan and Security Agreement (the “PFG Loan Agreement”) with Partners for Growth III, L.P., pursuant to which PFG provided EdgeWave with a loan in the amount of $1.5 million (the “Loan”). Most recently, the PFG Loan Agreement was amended on September 11, 2012 in which PFG provided to the Company an additional loan in the amount of $2.0 million.

The $1.5 million Loan in connection with the PFG Loan Agreement during January 2012 will continue to be repaid in 36 monthly principal payments of approximately $42,000 each, plus interest, which commenced on March 1, 2012.  The $2.0 million Loan in connection with the PFG Loan Agreement during September 2012 will be repaid in 36 monthly principal payments of approximately $56,000 each, plus interest, which commenced on October 1, 2012. The principals of the Loans may not be prepaid in whole or in part during the first year. During the second year, EdgeWave may prepay the Loan in whole or in part subject to payment of a prepayment fee equal to three percent (3%) of the amount prepaid. During the third year, EdgeWave may prepay the Loan in whole or in part subject to payment of a prepayment fee equal to two percent (2%) of the amount prepaid. The annual interest rate on the Loan is 9.75%, fixed.  The obligations under the PFG Loan Agreement are secured by substantially all of EdgeWave’s assets, subordinated to the SVB Loan Agreements.

As of August 31, 2012, the principal balance on the Loan was approximately $1.2 million.  Interest expense recognized during the eight month transition period ended August 31, 2012 totaled $66,000.

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

In connection with the execution of the PFG Loan Agreement during January 2012, EdgeWave issued warrants (the “Warrants”) to PFG and its designees which allow PFG and its designees to purchase up to 450,000 shares of EdgeWave common stock at an exercise of $0.35 per share. As a result of the amendment to the PFG Loan Agreement during September 2012, EdgeWave issued additional Warrants to PFG and its designees which allow PFG and its designees to purchase up to 600,000 shares of EdgeWave common stock at an exercise of $0.35 per share. The Warrants expire on September 11, 2019. The Amendment to the PFG Loan Agreement in September 2012 extends the expiration date from January 30, 2017 to January 30, 2019 for the 450,000 warrants originally issued as part of the January 2012 PFG transaction and also extends the expiration date from July 20, 2013 to July 20, 2015 for the 450,000 warrants issued as part of the 2008 transaction with PFG.

Scheduled principal payments for term loans and convertible notes outstanding as of August 31, 2012, is as follows:

	Term	Convertible
	Loans	Notes
2013	$800,000	$-
2014	533,000	326,000
2015	350,000	5,048,000
Total	$1,683,000	$5,374,000

8.     Income Taxes

	Eight Months Ended August 31, 2012
	Current	Deferred	Total
Federal	$–	$–	$–
State	11,000	–	11,000
	$11,000	$–	$11,000

	Year Ended December 31, 2011
	Current	Deferred	Total
Federal	$–	$–	$–
State	7,000	–	7,000
	$7,000	$–	$7,000

	Year Ended December 31, 2010
	Current	Deferred	Total
Federal	$–	$–	$–
State	3,000	–	3,000
	$3,000	$–	$3,000

Deferred income tax assets and liabilities consist of the following:

	Eight Months Ended August 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Allowance for doubtful accounts	$4,000	$10,000	$12,000
Inventory reserve	7,000	8,000	10,000
Fixed assets	(122,000)	(120,000)	(19,000)
Accrued compensation	171,000	163,000	137,000
Deferred revenue	4,649,000	4,646,000	4,233,000
Stock options	1,338,000	1,289,000	1,203,000
Other	274,000	263,000	145,000
Net operating loss carryforwards	9,531,000	8,274,000	6,969,000
Tax credits carryforwards	26,000	26,000	26,000
	15,878,000	14,559,000	12,716,000
Valuation allowance	(15,878,000)	(14,559,000)	(12,716,000)
Net deferred tax asset	$–	$–	$–

A reconciliation of the actual income tax expense recorded to that based upon expected federal tax rates are as follows:

	Eight Months Ended August 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Expected federal tax benefit	$1,094,000	$1,558,000	$1,210,000
Expected state benefit, net of federal tax effect	185,000	265,000	196,000
Change in valuation allowance	(1,319,000)	(1,840,000)	(1,366,000)
Tax credits and other	37,000	25,000	17,000
Permanent differences and other	(8,000)	(15,000)	(60,000)
	$(11,000)	$(7,000)	$(3,000)

ASC 740, “Income Taxes”, requires that the Company reduce its deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is not more likely than not that all or a portion of a deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. Management has determined that it is not more likely than not that the deferred tax asset will be realized. Accordingly as of the eight month transition period of August 31, 2012 and for the fiscal years ended December 31, 2011 and 2010, the Company had a valuation allowance of approximately $15.9 million, $14.6 million, and $12.7 million, respectively.

At August 31, 2012, December 31, 2011 and 2010, the Company had federal net operating loss carryforwards of approximately $24.0 million, $20.8 million, and $17.4 million and state net operating loss carryforwards of approximately $23.9 million, $20.4 million, $17.8 million, respectively. The federal and state tax net operating loss carryforwards will begin to expire in 2020 and 2015, respectively.

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

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. There were no interest or penalties recorded for the eight month transition period ended August 31, 2012.

9.       Stockholders’ Deficit

Common stock

On August 2, 2010 the Company issued to the Noteholders of Red Condor, a total of 2,416,272 un-registered shares of Common Stock, of which 483,254 shares of Common Stock, were released to these Noteholders from Escrow on February 2, 2012.

Warrants

As of August 31, 2012 and for the fiscal years ended December 31, 2011 and 2010, a total of 1,738,961 and 1,363,961 shares of common stock, respectively, were reserved for issuance for the exercise of warrants at exercise prices ranging from $0.35 to $1.60 per share.

The following is a summary of our warrants activity as of the eight month transition period ended August 31, 2012 and changes during the fiscal years ended December 31, 2011 and 2010:

	Number of Shares	Per Share Exercise Price Range	Weighted Average Exercise Price
Outstanding warrants - December 31, 2009	1,153,850	$0.46-1.60	$0.62
Granted	210,111	1.10	1.10
Expired and/or cancelled	–	–	–
Outstanding warrants - December 31, 2010	1,363,961	$0.46-1.60	$0.69
Granted	–	–	–
Expired and/or cancelled	–	–	–
Outstanding warrants - December 31, 2011	1,363,961	$0.46-1.60	$0.69
Granted	475,000	0.35-1.25	0.40
Expired and/or cancelled	(100,000)	1.60	1.60
Outstanding warrants - August 31, 2012	1,738,961	$0.35-1.25	$0.56
Warrants exercisable - August 31, 2012	1,738,961	$0.35-1.25	$0.56

The detail of the warrants outstanding and exercisable as of August 31, 2012 is as follows:

Exercise Price	Number Outstanding	Remaining Life (Years)
$0.35	450,000	4.42
$0.46	450,000	0.88
$0.57	603,850	2.40
$1.10	210,111	1.91
$1.25	25,000	2.92
	1,738,961

The weighted average exercise price for the warrants outstanding and exercisable as of August 31, 2012 was $0.56.

10.     Warrant Derivative Liability

At August 31, 2012, December 31, 2011 and 2010, there were 463,500 warrants classified as a derivative liability with an estimated fair value of $5,000, $62,000, and $120,000, respectively, due to an exercise price re-set provision included in the underlying warrant agreement.  The estimated fair value was determined using the binomial lattice pricing model (“binomial lattice model”).  Key assumptions of the binomial lattice model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends, probability of future financing, and the instrument's remaining term. These assumptions require significant management judgment. In addition, changes in any of these variables during a period can result in material changes in the fair value (gains or losses) of these derivative instruments. The decrease in the estimated fair value of the warrant derivative liability for the eight month transition period ended August 31, 2012 and for the year ended December 31, 2011 of $57,000 and $58,000, respectively, is included in other expense (income) in the accompanying statement of operations. For the year ended December 31, 2010, the increase in the estimated fair value of the warrant derivative liability is included in other expense (income) in the accompanying statement of operations. (See Notes 11 and 15).

	Eight Months Ended August 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Average expected life (years)	2.4	3.0	4.0
Average expected volatility	70.0%	70.0%	52.2%
Average risk-free interest rate	0.3%	0.4%	3.3%
Expected dividend yield	0	0	0
Stock price	$0.05	$0.30	$0.58

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

Financial instruments measured at fair value on a recurring basis

ASC 820 requires disclosure of the level within the fair value hierarchy used by the Company to value financial assets and liabilities that are measured at fair value on a recurring basis. At August 31, 2012 and at December 31, 2011 and 2010, the Company had outstanding warrants to purchase common shares of our stock that are classified as warrant derivative liabilities with a fair value of $5,000, $62,000 and $120,000, respectively.  The warrants were valued using the binomial lattice pricing model, which utilizes significant unobservable inputs and is considered a Level 3 investment.

The following table reconciles the warrant derivative liability measured at fair value on a recurring basis for the eight month transition period ended August 31, 2012 and for the fiscal years ended December 31, 2011 and 2010:

Balance at January 1, 2010	$19,000
Loss on change in fair value included in other expense (income)	101,000
Balance at December 31, 2010	120,000
Gain on change in fair value included in other expense (income)	(58,000)
Balance at December 31, 2011	62,000
Gain on change in fair value included in other expense (income)	(57,000)
Balance at August 31, 2012	$5,000

12.     Related Party Transactions

A director of the Company is a managing member of a venture capital firm that as of August 31, 2012 has loaned $1.8 million to the Company pursuant to the 2011 Convertible Notes (See Note 7).

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

Facilities rent expense totaled approximately $594,000, $921,000, and $1.7 million for the eight month transition period ended August 31, 2012 and for the fiscal years ended December 31, 2011 and 2010, respectively. The Company recognizes rent expense on a straight line basis based upon the average monthly contractual lease amount.

Future minimum payments under operating leases are as follows:

Fiscal Year Ending August 31,
2013	$902,000
2014	894,000
2015	906,000
2016	698,000
Total	$3,400,000

Capital lease

As a component of its lease agreement for its office space in San Diego, CA, the Company received an allowance of approximately $217,000 that the Company used to purchase office cubicles and other furniture during January 2011.  Accordingly, a capital lease has been recorded for this amount and a pro-rata portion of the monthly lease payment is allocated to the capital lease principal balance and interest based upon a term of sixty-five (65) months at an annual interest rate of 7.0%. As of August 31, 2012 current and long term capital lease obligations included in the accompanying consolidated balance sheet were $38,000 and $121,000, respectively, and for the eight months transition period ended August 31, 2012, approximately $24,000 and $8,000 were allocated to reduce the principal balance on the capital lease and to record related interest expense, respectively. As of December 31, 2011 current and long term capital lease obligations included in the accompanying consolidated balance sheet were $37,000 and $146,000, respectively, and for the year ended December 31, 2011, approximately $34,000 and $14,000 were allocated to reduce the principal balance on the capital lease and to record related interest expense, respectively.

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

Supplier

The Company has a major vendor that accounted for approximately $998,000 (13.1%), $2.2 million (17.1%), and $2.9 million (19.5%) of the Company’s total purchases during the eight month transition period ended August 31, 2012 and for the fiscal years ended December 31, 2011 and 2010, respectively. At August 31, 2012 and December 31, 2011 and 2010, the amount payable to this vendor was approximately $82,000, $723,000, and $407,000, respectively. While the Company believes other suppliers are available if the vendor unexpectedly stops supplying the product, the Company could experience an interruption in its ability to supply its customers.

Major customers

During the eight month transition period ended August 31, 2012 and for the fiscal years ended December 31, 2011 and 2010, there were no individual customers which accounted for more than 10% of the Company’s revenue.

Segment and related information

The Company operates under one operating segment, Secure Content Management (“SCM”). The Company’s chief operating decision makers allocate resources and make decisions based on financial data consistent with the presentation in the accompanying consolidated financial statements.

Long lived assets are located in the United States and all of the Company’s revenues are generated from external customers through products/services within this segment as shown in the accompanying statements of operations. For the eight month transition period ended August 31, 2012, approximately 99% of the Company’s revenue was in North America and the remaining 1% was disbursed over the rest of the world. For the years ended December 31, 2011 and 2010, approximately 96% of the Company’s revenue was in North America, the remaining 4% was disbursed over the rest of the world.

15.     Other Expense (Income)

Change in fair value of warrant derivative liability

For the eight months ended August 31, 2012 and for the fiscal year ended December 31, 2011, other expense (income) includes a gain of approximately $57,000 and $58,000, respectively, on the change in fair value of warrant derivative liability. For the fiscal year ended December 31, 2010, other expense (income) includes a loss of approximately $101,000 on the change in fair value of warrant derivative liability.

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

EDGEWAVE, INC.

Dated: November 13, 2012	By:	/s/ Louis E. Ryan
Louis E. Ryan Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis E. Ryan	Chief Executive Officer and	November 13, 2012
Louis E. Ryan	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Thalia Gietzen	VP of Finance	November 13, 2012
Thalia Gietzen	(Principal Financial Officer and Controller)

/s/ Humphrey P. Polanen	Director	November 13, 2012
Humphrey P. Polanen

/s/ Bart A.M. Van Hedel	Director	November 13, 2012
Bart A.M. Van Hedel

/s/ William R. Baumel	Director	November 13, 2012
William R. Baumel